Form 10-Q
period 1997-06-30
HANOVER COMPRESSOR CO
filed 1997-08-14
CIK 909413

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



 Commission File Number                                                1-13071

                           HANOVER COMPRESSOR COMPANY
             (Exact name of registrant as specified in its charter)


            Delaware                                           75-2344249
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                          12001 North Houston Rosslyn
                             Houston, Texas   77086
                    (Address of principal executive offices)

                                 (281) 447-8787
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes
No    X


As of August 12, 1997, there were 28,335,821 shares of the Company's common stock, $0.001 par value, outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
HANOVER COMPRESSOR COMPANY


                           HANOVER COMPRESSOR COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                       December 31,     June 30, 1997
                  ASSETS                                                  1996           (Unaudited)
                                                                          ----           -----------
Current assets:
         Cash and cash equivalents                                      $   7,322         $   7,142
         Accounts receivable, net                                          28,012            30,349
         Inventory                                                         18,134            34,275
         Costs and estimated earnings in excess of billings
                  on uncompleted contracts                                  7,774             7,711
         Prepaid taxes                                                      4,372             6,307
         Other current assets                                               1,025             2,811
                                                                        ---------         ---------
                  Total current assets                                     66,639            88,595
                                                                        ---------         ---------

Property, plant and equipment:
         Compression equipment                                            296,060           340,740
         Land and buildings                                                 5,236             8,460
         Transportation and shop equipment                                 10,788            12,550
         Other                                                              3,892             4,711
                                                                        ---------         ---------
                                                                          315,976           366,461
         Accumulated depreciation                                          49,570            62,320
                                                                        ---------         ---------
                  Net property, plant and equipment                       266,406           304,141
                                                                        ---------         ---------
Intangible and other assets                                                 8,342             9,312
                                                                        ---------         ---------
                                                                        $ 341,387         $ 402,048
                                                                        =========         =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current maturities of long-term debt                           $     492         $     331
         Accounts payable, trade                                            9,051            15,708
         Accrued liabilities                                                8,214             6,577
         Advance billings                                                   6,701             6,903
         Billings on uncompleted contracts in excess of
                  costs and estimated earnings                                668             4,417
                                                                        ---------         ---------
                  Total current liabilities                                25,126            33,936

Long-term debt                                                            122,756           163,005
Other obligations                                                           1,161               913
Deferred income taxes                                                      15,449            19,186
                                                                        ---------         ---------
                  Total liabilities                                       164,492           217,040
                                                                        ---------         ---------
Commitments and contingencies

Stockholders' equity:
         Common stock, $.001 par value; 100 million shares authorized;
                  22,938,541 and 22,943,693 (unaudited) shares issued,
                  respectively                                          $      23                23
         Additional paid-in capital                                       171,342           171,405
         Notes receivable - employee stockholders                          (6,770)           (5,590)
         Retained earnings                                                 12,518            19,388
         Treasury stock - 31,347 common shares, at cost                      (218)             (218)
                                                                        ---------         ---------
                  Total stockholders' equity                              176,895           185,008
                                                                        ---------         ---------
                                                                        $ 341,387         $ 402,048
                                                                        =========         =========

          See accompanying notes to consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                           Three months                        Six months
                                                          Ended June 30,                      Ended June 30,
                                                   ---------------------------         ---------------------------
                                                      1996              1997              1996              1997
                                                   ---------         ---------         ---------        ----------
Revenues:
         Rentals and maintenance                   $  19,282         $  26,256         $  37,122        $   50,576
         Compressor fabrication                        5,080            13,946             6,846            21,473
         Production equipment fabrication              5,982             8,690            11,656            17,362
         Other                                            90               305               278               709
                                                   ---------         ---------         ---------        ----------
                                                      30,434            49,197            55,902            90,120
                                                   ---------         ---------         ---------        ----------
Expenses:
         Rentals and maintenance                       7,367            10,206            14,119            19,661
         Compressor fabrication                        4,323            12,138             5,839            18,497
         Production equipment fabrication              4,515             6,236             8,685            12,226
         Selling, general and administrative           3,826             4,713             7,621             9,405
         Depreciation and amortization                 5,136             7,059             9,650            13,305
         Interest expense                              1,519             3,099             2,738             5,670
                                                   ---------         ---------         ---------        ----------
                                                      26,686            43,451            48,652            78,764
                                                   ---------         ---------         ---------        ----------
Income before income taxes                             3,748             5,746             7,250            11,356
Provision for income taxes                             1,553             2,270             2,863             4,486
                                                   ---------         ---------         ---------        ----------
Net income                                         $   2,195         $   3,476         $   4,387        $    6,870
                                                   =========         =========         =========        ==========

Net income available to stockholders:
         Net income                                $   2,195         $   3,476         $   4,387        $    6,870
         Dividends on Series A and Series B
                  preferred stock                       (514)                0            (1,027)                0
                                                   ---------         ---------         ---------        ----------
         Net income available to stockholders          1,681             3,476             3,360             6,870
Weighted average common and common
         equivalent shares outstanding                22,583            24,538            22,529            24,515
                                                   ---------         ---------         ---------        ----------
Earnings per common share                          $     .07         $     .14         $     .15        $      .28
                                                   =========         =========         =========        ==========

          See accompanying notes to consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                  1996                 1997
                                                                                  ----                 ----
Cash flows from operating activities:
         Net income                                                            $    4,387         $   6,870
         Adjustments:
                  Depreciation and amortization                                     9,650            13,305
                  Amortization of debt issuance and debt discount                     341               504
                  Gain on sale of assets                                             (143)             (158)
                  Deferred income taxes                                             1,413             3,737
                  Changes in assets and liabilities, net of effects of
                           business combinations:
                           Accounts receivable                                     (1,938)           (2,337)
                           Inventory                                               (4,320)          (16,139)
                           Costs and estimated earnings versus billings on                            3,812
                                    uncompleted contracts                             929
                           Accounts payable and other liabilities                   1,834             5,020
                           Advance billings                                           696               202
                           Other                                                   (1,030)           (3,969)
                                                                               ----------         ---------
Net cash provided by operating activities                                          11,819            10,847
Cash flows from investing activities:
         Capital expenditures                                                     (35,674)          (52,991)
         Proceeds from sale of fixed assets                                         1,723               888
         Cash used for business acquisitions                                       (6,489)              -
                                                                               ----------         ---------
Net cash used in investing activities                                             (40,440)          (52,103)
Cash flows from financing activities:
         Proceeds from long-term debt                                              26,500            41,000
         Issuance of common stock                                                     584                75
         Debt issuance costs                                                         (452)              (12)
         Repayment of long-term debt                                                 (506)           (1,167)
         Other                                                                        147             1,180
                                                                               ----------         ---------
Net cash provided by financing activities                                          26,273            41,076
                                                                               ----------         ---------
Net decrease in cash and cash equivalents                                          (2,348)             (180)
Cash and cash equivalents at beginning of period                                    2,989             7,322
                                                                               ----------         ---------
Cash and cash equivalents at end of period                                     $      641         $   7,142
                                                                               ==========         =========
Supplemental disclosure of cash flow information:
         Interest paid                                                         $    2,327         $   3,960
         Income taxes paid                                                     $    1,544         $   3,418
Supplemental disclosure of noncash transactions:
         Common stock issued in exchange for notes receivable                  $    2,300               -
Acquisitions of businesses:
         PP&E acquired                                                         $    6,714               -
         Common stock issued                                                   $     (225)              -

Preferred stock dividend                                                       $   (1,027)              -


          See accompanying notes to consolidated financial statements.

HANOVER COMPRESSOR COMPANY
Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hanover Compressor Company (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes, however, the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Prospectus dated June 30, 1997, constituting part of the Company's Registration Statement on Form S-1 (No. 333-24953) under the Securities Act of 1933, as amended (the "Act") filed with the Securities and Exchange Commission. These interim results are not necessarily indicative of results for a full year.

2.       INVENTORIES

Inventory consisted of the following amounts (in thousands):

                                          December 31,               June 30,
                                              1996                     1997
                                              ----                     ----
                                                                    (unaudited)
         Parts and supplies                   $ 11,582               $ 16,561
         Work in progress                        6,219                 14,377
         Finished goods                            333                  3,337
                                                   ---                  -----
                                              $ 18,134               $ 34,275
                                                ======                 ======


3.       EARNINGS PER COMMON SHARE AND SUPPLEMENTAL EARNINGS PER COMMON SHARE

Earnings per common share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each period. In conformity with the requirements of the Act and/or the Rules thereunder, common and common equivalent shares issued during the twelve months prior to the filing of the registration statement for the Company's initial public offering of shares of its common stock, par value $.001 (the "Common Stock") have been included in the calculation as if they were outstanding for all periods presented, using the treasury stock method and at the initial public offering price of $19.50 per share.

Supplemental earnings per share is based on the number of shares of common stock outstanding after the Company's initial public offering (see Note 5 below) and the increase in net income for the three months and six months ended June 30, 1997 as a result of the reduction in interest expense of $1.495 million and $2.979 million, respectively, net of tax of $.590 million and $1.177 million, respectively, related to the indebtedness presumed to have been repaid with the net proceeds of the offering. Supplemental earnings per common share for the three months and six months ended June 30, 1997 were $.15 and $.30, respectively.

4.       RECENT ACCOUNTING PRONOUNCEMENT

In 1997, Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share, was issued. FAS 128 is effective for periods ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The following table presents pro forma earnings per common share amounts computed using FAS 128:


                                            Three months ended        Six months ended
                                                 June 30,                 June 30,
                                            1996           1997         1996        1997
                                            ----           ----         ----        ----
Pro forma earnings per common share:
    Basic                                   $.08           $.14         $.16        $.28
    Diluted                                 $.07           $.14         $.15        $.28


5.       SUBSEQUENT EVENT

On July 7, 1997, the Company completed its initial public offering of 5,158,691 shares of its Common Stock (including 992,024 shares of Common Stock issued upon exercise of the underwriters' over-allotment option), which provided the Company with net proceeds of approximately $93.8 million of which approximately $87.4 million were used to partially repay indebtedness and the balance of approximately $6.4 million was utilized for working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a leading provider of a broad array of natural gas compression rental, operations and maintenance services in the United States and select international markets. The Company's operations consist of providing gas compression services through renting, maintaining and operating natural gas compressors and engineering, fabricating and selling gas compression and oil and gas production equipment. As of June 30, 1997, the Company had a fleet of 1,727 compression rental units with an aggregate capacity of approximately 643,000 horsepower. The Company's products and services are essential to the production, transportation, processing and storage of natural gas and are provided primarily to energy producers and processors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUES

         The Company's total revenues increased by $18.8 million, or 62%, to $49.2 million during the three months ended June 30, 1997 from $30.4 million during the three months ended June 30, 1996. This increase resulted from growth of the Company's natural gas compressor rental fleet as well as increased demand for both compressor equipment and production equipment fabrication.

         Revenues from rentals and maintenance increased by $7.0 million, or 36%, to $26.3 million during the three months ended June 30, 1997 from $19.3 million during the three months ended June 30, 1996. Domestic revenues from rentals and maintenance increased by $4.3 million, or 26%, to $20.9 million during the three months ended June 30, 1997 from $16.6 million during the three months ended June 30, 1996. International revenues from rentals and maintenance increased by $2.7 million, or 99%, to $5.4 million during the three months ended June 30, 1997 from $2.7 million during the three months ended June 30, 1996. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet. Domestic horsepower in the rental fleet increased by 29% from approximately 444,000 horsepower at June 30, 1996 to approximately 572,000 horsepower at June 30, 1997. In addition, international horsepower increased by 54% from approximately 46,000 horsepower at June 30, 1996 to approximately 71,000 horsepower at June 30, 1997.

         Revenues from the fabrication and sale of compressor equipment to third parties increased by $8.8 million, or 174%, to $13.9 million during the three months ended June 30, 1997 from $5.1 million during the three months ended June 30, 1996. During the three months ended June 30, 1997, an aggregate of 39,013 horsepower of compression equipment was fabricated, 30% of which was placed in the rental fleet and 70% of which was sold to third party customers. During the three months ended June 30,

1996, 24,567 horsepower was fabricated of which 41% was sold to third party customers and 59% of which was placed in the Company's rental fleet. The increase in horsepower produced resulted from increased demand in the overall natural gas compression market. In addition, the increase in compressor equipment fabrication revenue resulted from a shift in production of compression equipment for the Company's rental fleet to production of such equipment for sale to third parties for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

         Revenues from the fabrication and sale of production equipment increased by $2.7 million, or 45%, to $8.7 million during the three months ended June 30, 1997 from $6.0 million during the three months ended June 30, 1996. The increase in revenues reflects increased demand for such equipment, primarily in the Gulf of Mexico.

EXPENSES

         Rentals and maintenance operating expenses increased by $2.8 million, or 38%, to $10.2 million during the three months ended June 30, 1997 from $7.4 million during the three months ended June 30, 1996. The increase results primarily from the corresponding 36% increase in revenues from rentals and maintenance during the three months ended June 30, 1997 over the corresponding period in 1996.

         Operating expenses of compressor fabrication increased by $7.8 million, or 181%, to $12.1 million during the three months ended June 30, 1997 from $4.3 million during the three months ended June 30, 1996. This expense increase was a result of the corresponding increase in compressor fabrication revenue. In addition, the operating expenses attributable to production equipment fabrication increased by $1.7 million, or 38%, to $6.2 million during the three months ended June 30, 1997 from $4.5 million during the three months ended June 30, 1996. This increase also resulted from the corresponding increase in production equipment fabrication revenue.

         Selling, general and administrative expenses increased $0.9 million, or 23%, to $4.7 million during the three months ended June 30, 1997 from $3.8 million during the three months ended June 30, 1996. The increase in these expenses resulted from the increased activity in each of the Company's three business segments as described above.

         Depreciation and amortization increased by $2.0 million, or 37%, to $7.1 million during the three months ended June 30, 1997 from $5.1 million during the three months ended June 30, 1996. The increase resulted from expansion of the rental fleet and other capital expenditures which increased the amount invested in property, plant and equipment from approximately $268 million at June 30, 1996 to approximately $366 million at June 30, 1997.

INTEREST EXPENSE

         Interest expense increased by $1.6 million, or 104%, to $3.1 million during the three months ended June 30, 1997 from $1.5 million during the three months ended June 30, 1996. The interest expense increase resulted from new indebtedness incurred to finance the increase in inventory and capital expenditures for property, plant and equipment.

INCOME TAXES

         The provision for income taxes increased by $0.7 million, or 46%, to $2.3 million during the three months ended June 30, 1997 from $1.6 million during the three months ended June 30, 1996. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective tax rate during the three months ended June 30, 1997 was 40% compared to 41% for the three months ended June 30, 1996.

NET INCOME

         Net income increased $1.3 million, or 58%, to $3.5 million during the three months ended June 30, 1997 from $2.2 million during the three months ended June 30, 1996 for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUES

         The Company's total revenues increased $34.2 million, or 61%, to $90.1 million during the six months ended June 30, 1997 from $55.9 million during the six months ended June 30, 1996. The increase resulted from growth of the Company's natural gas compressor rental fleet as well as increased demand for both compressor equipment and production equipment fabrication.

         Revenues from rentals and maintenance increased by $13.5 million, or 36%, to $50.6 million during the six months ended June 30, 1997 from $37.1 million during the six months ended June 30, 1996. Domestic revenues from rentals and maintenance increased by $8.9 million, or 28%, to $40.9 million during the six months ended June 30, 1997 from $32.0 million during the six months ended June 30, 1996. International revenues from rentals and maintenance increased by $4.6 million, or 90%, to $9.7 million during the six months ended June 30, 1997 from $5.1 million during the six months ended June 30, 1996. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet.

         Revenues from the fabrication and sale of compressor equipment to third parties increased by $14.6 million, or 214%, to $21.5 million during the six months ended June 30, 1997 from $6.9 million during the six months ended June 30, 1996. During the six months ended June 30, 1997, an aggregate of 76,732 horsepower of compression equipment was fabricated, 40% of which was placed in the rental fleet and 60% of which was sold to third party customers. During the six months ended June 30, 1996, 49,138 horsepower was fabricated of which 29% horsepower was sold to third party customers and 71% of which was placed in the Company's rental fleet. The increase in horsepower produced resulted from increased demand in the overall natural gas compression market. In addition, the increase in compressor equipment fabrication revenue resulted from a shift in production of compression equipment for the Company's rental fleet to production of such equipment for sale to third parties for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

         Revenues from the fabrication and sale of production equipment increased by $5.7 million, or 49%, to $17.4 million during the six months ended June 30, 1997 from $11.7 million during the six months ended June 30, 1996. The increase in revenues reflects increased demand for such equipment, primarily in the Gulf of Mexico.

EXPENSES

         Rentals and maintenance operating expenses increased by $5.6 million, or 39%, to $19.7 million during the six months ended June 30, 1997 from $14.1 million during the six months ended June 30, 1996. This increase results primarily from the corresponding 36% increase in revenues from rentals and maintenance during the six months ended June 30, 1997 over the corresponding period in 1996.

         Operating expenses of compressor fabrication increased by $12.7 million, or 217%, to $18.5 million during the six months ended June 30, 1997 from $5.8 million during the six months ended June 30, 1996. This expense increase was a result of the corresponding increase in compressor fabrication revenue. In addition, the operating expenses attributable to production equipment fabrication increased by $3.5 million, or 41%, to $12.2 million during the six months ended June 30, 1997 from $8.7 million during the six months ended June 30, 1996. This expense increase was also a result of the corresponding increase in production equipment fabrication revenue.

         Selling, general and administrative expenses increased $1.8 million, or 23%, to $9.4 million during the six months ended June 30, 1997 from $7.6 million during the six months ended June 30, 1996. The increase in these expenses resulted from the increased activity in each of the Company's three business segments as described above.

         Depreciation and amortization increased by $3.7 million, or 38%, to $13.3 million during the six months ended June 30, 1997 from $9.6 million during the six months ended June 30, 1996. The increase resulted from rental fleet expansion and other capital expenditures.

INTEREST EXPENSE

         Interest expense increased by $3.0 million, or 107%, to $5.7 million during the six months ended June 30, 1997 from $2.7 million during the six months ended June 30, 1996. The increase resulted from additional indebtedness incurred to finance the increase in inventory and capital expenditures for property, plant and equipment.

INCOME TAXES

         The provision for income taxes increased by $1.6 million, or 57%, to $4.5 million during the six months ended June 30, 1997 from $2.9 million during the six months ended June 30, 1996. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective tax rate during the six months ended June 30, 1997 and 1996 was 39%.

NET INCOME

         Net income increased $2.5 million, or 57%, to $6.9 million during the six months ended June 30, 1997 from $4.4 million during the six months ended June 30, 1996 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically utilized internally generated funds and equity and debt financing in order to finance the growth of its compressor fleet and maintain sufficient compression and production equipment inventory. Cash flows from operating activities, before changes in assets and liabilities, were $24.3 million for the six months ended June 30, 1997 as compared to $15.6 million for the six months ended June 30, 1996. Capital expenditures for property, plant and equipment were $53.0 million for the six months ended June 30, 1997 as compared to $42.2 million for the six month period ended June 30, 1996. Inventory increased $16.1 million for the six months ended June 30, 1997 due to expansion of compressor and production equipment fabrication operations and compression rental operations. Bank borrowings were $41.0 million for the six months ended June 30, 1997 as compared to $26.5 million for the six months ended June 30, 1996.

         On July 7, 1997, the Company completed its initial public offering of its Common Stock. The net proceeds to the Company from the offering amounted to approximately $93.8 million, of which approximately $87.4 million were used to partially repay indebtedness and the balance of approximately $6.4 million was utilized for working capital. The Company believes that after the initial public offering and the application of the proceeds therefrom, the Company's available credit facilities, available cash and internally generated funds will be sufficient to meet its liquidity, debt service and capital requirements assuming no material acquisitions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a special meeting of stockholders held on May 15, 1997, the Company presented to its stockholders an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock to 100 million and the authorized number of shares of preferred stock to 3 million. At the meeting, the Company also presented to the stockholders the election of directors and the approval of the 1997 Stock Option and Purchase Plan. A total of 145,014.8481 shares were eligible to vote on each matter presented at the meeting. All of the matters presented were approved by the following votes of stockholders:

               Matter                               For          Against       Abstain
               ------                               ---          -------       -------
1.  (a) Re-elect Ted Collins, Jr.               107,705,1266        -        37,309.7215
    (b) Re-elect Robert R. Furgason             107,705.1266        -        37,309.7215
    (c) Re-elect William S. Goldberg            107,705.1266        -        37,309.7215
    (d) Re-elect Melvyn N. Klein                107,705.1266        -        37,309.7215
    (e) Re-elect Carl M. Koupal                 107,705.1266        -        37,309.7215
    (f) Re-elect Michael J. McGhan              107,705.1266        -        37,309.7215
    (g) Re-elect Michael A. O'Conner            107,705.1266        -        37,309.7215
    (h) Re-elect Alvin Shoemaker                107,705.1266        -        37,309.7215
    (i) Re-elect William E. Simon, Jr.          107,705.1266        -        37,309.7215

2.      Amendment to Certificate                107,705.1266        -        37,309.7215

3.      Approval of Plan                        107,705.1266        -        37,309.7215

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11       Statement Regarding Computation of Per Share Earnings

27       Financial Data Schedule

(b)      Reports Submitted on Form 8-K;  none.

All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY
Date:  August 14, 1997

By:


/s/ MICHAEL J. MCGHAN
-------------------------------------
Michael J. McGhan
President and Chief Executive Officer

Date:  August 14, 1997
By:


/s/ CURTIS A. BEDRICH
-------------------------------------
Curtis A. Bedrich
Chief Financial Officer

                                EXHIBIT INDEX

(a)   Exhibits

      11       Statement Regarding Computation of Per Share Earnings

      27       Financial Data Schedule