Form 10-Q
period 1997-09-30
HANOVER COMPRESSOR CO
filed 1997-11-14
CIK 909413

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Yes  /X/
No


As of November 11, 1997, there were 28,335,821 shares of the Company's common stock, $0.001 par value, outstanding.

                           HANOVER COMPRESSOR COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                         December 31,      September 30, 1997
                         ASSETS                                              1996             (Unaudited)
                                                                             ----             -----------
Current assets:
   Cash and cash equivalents                                           $        7,322  $           11,286
   Accounts receivable, net                                                    28,012              40,498
   Inventory                                                                   18,134              32,547
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                  7,774               7,446
   Prepaid taxes                                                                4,372               5,993
   Other current assets                                                         1,025               3,621
                                                                       --------------  ------------------
      Total current assets                                                     66,639             101,391
                                                                       --------------  ------------------
Property, plant and equipment:
   Compression equipment                                                      296,060             400,229
   Land and buildings                                                           5,236               9,228
   Transportation and shop equipment                                           10,788              13,493
   Other                                                                        3,892               5,827
                                                                       --------------  ------------------
                                                                              315,976             428,777
   Accumulated depreciation                                                    49,570              69,651
                                                                       --------------  ------------------
      Net property, plant and equipment                                       266,406             359,126
                                                                       --------------  ------------------
Intangible and other assets                                                     8,342               9,358
                                                                       $      341,387  $          469,875
                                                                       ==============  ==================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                $          492  $              571
   Accounts payable, trade                                                      9,051              17,742
   Accrued liabilities                                                          8,214              11,503
   Advance billings                                                             6,701               8,299
   Billings on uncompleted contracts in excess of
      costs and estimated earnings                                                668               6,903
                                                                       --------------  ------------------
      Total current liabilities                                                25,126              45,018

Long-term debt                                                                122,756             124,013
Other obligations                                                               1,161                 921
Deferred income taxes                                                          15,449              17,388
                                                                       --------------  ------------------
      Total liabilities                                                       164,492             187,340
                                                                       --------------  ------------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 100 million shares authorized;
      22,938,541 and 28,367,168 (unaudited) shares issued,
      respectively                                                                 23                  28
   Additional paid-in capital                                                 171,342             268,948
   Notes receivable - employee stockholders                                    (6,770)            (10,748)
   Retained earnings                                                           12,518              24,525
   Treasury stock - 31,347 common shares, at cost                                (218)               (218)
                                                                       --------------  ------------------
      Total stockholders' equity                                              176,895             282,535
                                                                       --------------  ------------------
                                                                       $      341,387  $          469,875
                                                                       ==============  ==================

         See accompanying notes to consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                 (unaudited)
                   (in thousands, except per share amounts)

                                                Three months              Nine months
                                             Ended September 30,       Ended September 30,
                                             -------------------       -------------------
                                             1996           1997       1996           1997
                                             ----           ----       ----           ----
Revenues:
   Rentals and maintenance              $     20,245  $    28,101  $    57,367   $     78,677
   Compressor fabrication                      7,295       14,046       14,141         35,519
   Production equipment fabrication            7,527        9,311       19,182         26,672
   Other                                         179            9          459            721
                                        ------------  -----------  -----------   ------------
                                              35,246       51,467       91,149        141,589
                                        ------------  -----------  -----------   ------------
Expenses:
   Rentals and maintenance                     7,619       10,749       21,741         30,410
   Compressor fabrication                      6,428       10,877       12,266         29,374
   Production equipment fabrication            5,357        6,636       14,042         18,862
   Selling, general and administrative         3,916        5,051       11,536         14,458
   Depreciation and amortization               5,379        7,497       15,030         20,802
   Interest expense                            1,624        2,167        4,361          7,837
                                        ------------  -----------  -----------   ------------
                                              30,323       42,977       78,976        121,743
                                        ------------  -----------  -----------   ------------
Income before income taxes                     4,923        8,490       12,173         19,846
Provision for income taxes                     1,954        3,353        4,817          7,839
                                        ------------  -----------  -----------   ------------
Net income                              $      2,969  $     5,137  $     7,356   $     12,007
                                        ============  ===========  ===========   ============


Net income available to stockholders:
   Net income                           $      2,969  $     5,137  $     7,356   $     12,007
   Dividends on Series A and Series B
      preferred stock                           (513)           -       (1,539)             -
   Net income available to
      stockholders                             2,456        5,137        5,817         12,007
Weighted average common
   equivalent shares outstanding              22,675       30,200       22,577         26,421
                                        ------------  -----------  -----------   ------------
Earnings per common share               $       0.11  $      0.17  $      0.26   $       0.45
                                        ============  ===========  ===========   ============



         See accompanying notes to consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)
                                (in thousands)

                                                                                 Nine Months Ended September 30,
                                                                                      1996            1997
                                                                                      ----            ----
Cash flows from operating activities:
  Net income                                                                      $     7,356    $     12,007
  Adjustments:
    Depreciation and amortization                                                      15,030          20,802
    Amortization of debt issuance and debt discount                                       406             765
    Gain on sale of assets                                                               (239)           (294)
    Deferred income taxes                                                               3,144           1,939
    Changes in assets and liabilities, net of effects of
      business combinations:
      Accounts receivable                                                              (5,054)        (12,486)
      Inventory                                                                        (5,607)        (14,413)
      Costs and estimated earnings versus billings on
        uncompleted contracts                                                           1,218           6,563
      Accounts payable and other liabilities                                            1,706          11,980
      Advance billings                                                                    547           1,598
      Other                                                                            (2,157)         (4,457)
                                                                                  -----------    ------------
Net cash provided by operating activities                                              16,350          24,004
Cash flows from investing activities:
  Capital expenditures                                                                (58,315)       (115,487)
  Proceeds from sale of fixed assets                                                    2,523           1,239
  Cash used for business acquisitions                                                  (6,489)              -
                                                                                  -----------    ------------
Net cash used in investing activities                                                 (62,281)       (114,248)
Cash flows from financing activities:
  Proceeds from long-term debt                                                         45,000          87,000
  Issuance of common stock                                                              1,084          93,860
  Debt issuance costs                                                                    (481)         (1,412)
  Repayment of long-term debt                                                            (584)        (86,425)
  Other                                                                                   177           1,185
                                                                                  -----------    ------------
Net cash provided by financing activities                                              45,196          94,208
                                                                                  -----------    ------------
Net increase/(decrease) in cash and cash equivalents                                     (735)          3,964
Cash and cash equivalents at beginning of period                                        2,989           7,322
                                                                                  -----------    ------------
Cash and cash equivalents at end of period                                        $     2,254    $     11,286
                                                                                  ===========    ============

Supplemental disclosure of cash flow information:
  Interest paid                                                                   $     4,005    $      6,491
  Income taxes paid                                                               $     2,543    $      5,362
Supplemental disclosure of noncash transactions:
  Common stock issued in exchange for notes receivable                            $     2,300           5,163
Acquisitions of businesses:
  Property, plant and equipment acquired                                          $     6,714               -
  Common stock issued                                                             $      (225)              -

Preferred stock dividend                                                          $    (1,539)              -



         See accompanying notes to consolidated financial statements.

                  HANOVER COMPRESSOR COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                                                                              Notes
                                                                       Additional          receivable
                                                      Common stock      paid-in   Treasury  employee     Retained
                                                    Shares     Amount   capital    Stock   stockholders' earnings
                                                    ------     ------   -------    -----   ------------  --------
Balance at December 31, 1996                     22,938,541  $    23  $  171,342 $   (218) $    (6,770)  $   12,518
Nine months ended September 30, 1997
  (unaudited):
Issuance of common stock                          5,163,843        5      92,443
Issuance of common stock to employees               264,784        0       5,163                (5,163)
Repayment of shareholder notes                                                                   1,185
Net income                                                                                                   12,007
                                                -----------  -------  ---------- --------  -----------   ----------
Balance at September 30, 1997 (unaudited)        28,367,168  $    28  $  268,948 $   (218) $   (10,748)  $   24,525
                                                ===========  =======  ========== ========  ===========   ==========



         See accompanying note to consolidated financial statements.

HANOVER COMPRESSOR COMPANY
Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Hanover Compressor Company (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes, however, the disclosures are adequate to make the information presented not misleading. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. It is suggested the financial statement information included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Prospectus dated June 30, 1997, constituting part of the Company's Registration Statement on Form S-1 (No. 333-24953) under the Securities Act of 1933 filed with the Securities and Exchange Commission. These interim results are not necessarily indicative of results for a full year.

2.       INVENTORIES

Inventory consisted of the following amounts (in thousands):

                                                        December 31,           September 30,
                                                            1996                    1997
                                                            ----                    ----
                                                                                (unaudited)
         Parts and supplies                               $ 11,582               $ 17,660
         Work in progress                                    6,219                 10,171
         Finished goods                                        333                  4,716
                                                          --------                  -----
                                                          $ 18,134               $ 32,547
                                                            ======                 ======

3.       COMMON STOCK

In February, 1997, the Company issued 5,152 shares of common stock to a trust for the benefit of a member of the Company's outside legal counsel for $75,000.

On July 7, 1997, the Company completed its initial public offering of 5,158,691 shares of its Common Stock (including 992,024 shares of Common Stock pursuant to an over-allotment option), which provided the Company with net proceeds of approximately $93.8 million of which approximately $87.4 million were used to partially repay indebtedness with the balance utilized for working capital.

Pursuant to a stock purchase plan, the Company awarded 264,784 shares of restricted stock to various members of management for notes receivable of $5,163,000. The notes bear interest at prime rate and have been recorded as a reduction of stockholders' equity.

4.       STOCK OPTIONS

Pursuant to a stock option plan, the Company granted various employees the right to purchase 1,015,422 shares of Common Stock at an exercise price of $19.50 per share. The options vest over a four-year period from date of grant. The options are exercisable over a ten-year period from date of grant.

5.       RECENT ACCOUNTING PRONOUNCEMENT

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


                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                   1996           1997         1996        1997
                                                   ----           ----         ----        ----
Pro forma earnings per common share:
    Basic                                          $.12           $.18         $.28        $.49
    Diluted                                        $.11           $.17         $.26        $.45

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company is a leading provider of a broad array of natural gas compression rental, operations and maintenance services in the United States and select international markets. The Company's operations consist of providing gas compression services through renting, maintaining and operating natural gas compressors and engineering, fabricating and selling gas compression and oil and gas production equipment. As of September 30, 1997, the Company had a fleet of 1,945 compression rental units with an aggregate capacity of approximately 719,000 horsepower. The Company's products and services are essential to the production, transportation, processing and storage of natural gas and are provided primarily to energy producers and processors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

   The Company's total revenues increased by $16.2 million, or 46%, to $51.5 million during the three months ended September 30, 1997 from $35.3 million during the three months ended September 30, 1996. The increase resulted from growth of the Company's natural gas compressor rental fleet as well as increased demand for both compressor equipment and production equipment fabrication.

   Revenues from rentals and maintenance increased by $7.9 million, or 39%, to $28.1 million during the three months ended September 30, 1997 from $20.2 million during the three months ended September 30, 1996. Domestic revenues from rentals and maintenance increased by $5.2 million, or 30%, to $22.4 million during the three months ended September 30, 1997 from $17.2 million during the three months ended September 30, 1996. International revenues from rentals and maintenance increased by $2.7 million, or 90%, to $5.7 million during the three months ended September 30, 1997 from $3.0 million during the three months ended September 30, 1996. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet. Domestic horsepower in the rental fleet increased by 37% from approximately 473,000 horsepower at September 30, 1996 to approximately 646,000 horsepower at September 30, 1997. In addition, international horsepower increased by 52% from approximately 48,000 horsepower at September 30, 1996 to approximately 73,000 horsepower at September 30, 1997.

   Revenues from the fabrication and sale of compressor equipment to third parties increased by $6.8 million, or 93%, to $14.1 million during the three months ended September 30, 1997 from $7.3 million during the three months ended September 30, 1996. During the three months ended September 30, 1997, an aggregate of approximately 51,000 horsepower of compression equipment was fabricated, 53% of which was placed in the rental fleet and 47% of which was sold to third party customers. During the three months ended September 30, 1996, approximately 36,000 horsepower was fabricated, 61% of which was placed in the Company's rental fleet and 39% of which was sold to third party customers. The increase in horsepower produced resulted from increased demand in the overall natural gas compression market. In addition, the increase in compressor equipment fabrication revenue resulted from a shift in production of compression equipment for the Company's rental fleet to production of such equipment for sale to third parties for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

   Revenues from the fabrication and sale of production equipment increased by $1.8 million, or 24%, to $9.3 million during the three months ended September 30, 1997 from $7.5 million during the three months ended September 30, 1996. The increase in revenues reflects increased demand for such equipment, primarily in the Gulf of Mexico.

EXPENSES

   Rentals and maintenance operating expenses increased by $3.1 million, or 41%, to $10.7 million during the three months ended September 30, 1997 from $7.6 million during the three months ended September 30, 1996. The increase results primarily from the corresponding 39% increase in revenues from rentals and maintenance during the three months ended September 30, 1997 over the corresponding period in 1996.

   Operating expenses of compressor fabrication increased by $4.5 million, or 69%, to $10.9 million during the three months ended September 30, 1997 from $6.4 million during the three months ended September 30, 1996. This expense increase was a result of the corresponding increase in compressor fabrication revenue.
In addition, gross margin for compressor fabrication was 12% and gross profit was $0.9 million for the three months ended September 30, 1996 as compared to 23% gross margin and $3.2 million gross profit for the three months ended September 30, 1997. This increase in gross margin resulted primarily from recognition of higher than projected gross margins on the completion of several fabrication projects during the three months ended September 30, 1997. The Company believes that this gross margin level is not indicative of any future period performance. In addition, the operating expenses attributable to production equipment fabrication increased by $1.3 million, or 24%, to $6.6 million during the three months ended September 30, 1997 from $5.3 million during the three months ended September 30, 1996. This increase also resulted from the corresponding increase in production equipment fabrication revenue.

   Selling, general and administrative expenses increased $1.1 million, or 29%, to $5.0 million during the three months ended September 30, 1997 from $3.9 million during the three months ended September 30, 1996. The increase in these expenses resulted from the increased activity in each of the Company's three business segments as described above.

   Depreciation and amortization increased by $2.1 million, or 39%, to $7.5 million during the three months ended September 30, 1997 from $5.4 million during the three months ended September 30, 1996. The increase in these expenses resulted from expansion of the rental fleet and other capital expenditures which increased the amount invested in property, plant and equipment from approximately $290 million at September 30, 1996 to approximately $429 million at September 30, 1997.

INTEREST EXPENSE

   Interest expense increased by $0.5 million, or 33%, to $2.1 million during the three months ended September 30, 1997 from $1.6 million during the three months ended September 30, 1996. The interest expense increase resulted from new indebtedness incurred to finance the increase in inventory and capital expenditures for property, plant and equipment.

INCOME TAXES

   The provision for income taxes increased by $1.4 million, or 72%, to $3.4 million during the three months ended September 30, 1997 from $2.0 million during the three months ended September 30, 1996. The increase resulted primarily from the corresponding increase in income before taxes. The effective income tax rate during the three months ended September 30, 1997 and 1996 was 40%.

NET INCOME

   Net income increased $2.2 million, or 73%, to $5.1 million during the three months ended September 30, 1997 from $2.9 million during the three months ended September 30, 1996 for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

   The Company's total revenues increased $50.4 million, or 55%, to $141.6 million during the nine months ended September 30, 1997 from $91.2 million during the nine months ended September 30, 1996. The increase resulted from growth of the Company's natural gas compressor rental fleet as well as increased demand for both compressor equipment and production equipment fabrication.

   Revenues from rentals and maintenance increased by $21.3 million, or 37%, to $78.7 million during the nine months ended September 30, 1997 from $57.4 million during the nine months ended September 30, 1996. Domestic revenues from rentals and maintenance increased by $14.0 million, or 28%, to $63.3 million during the nine months ended September 30, 1997 from $49.3 million during the nine months ended September 30, 1996. International revenues from rentals and maintenance increased by $7.3 million, or 90%, to $15.4 million during the nine months ended September 30, 1997 from $8.1 million during the nine months ended September 30, 1996. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet.

   Revenues from the fabrication and sale of compressor equipment to third parties increased by $21.4 million, or 151%, to $35.5 million during the nine months ended September 30, 1997 from $14.1 million during the nine months ended September 30, 1996. During the nine months ended September 30, 1997, an aggregate of approximately 128,000 horsepower of compression equipment was fabricated, 45% of which was placed in the rental fleet and 55% of which was sold to third party customers. During the nine months ended September 30, 1996, approximately 85,000 horsepower was fabricated, 67% of which was placed in the rental fleet and 33% of which was sold to third party customers. The increase in horsepower produced resulted from increased demand in the overall natural gas compression market. In addition, the increase in compressor equipment fabrication revenue resulted from a shift in production of compression equipment for the Company's rental fleet to production of such equipment for sale to third parties for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

   Revenues from the fabrication and sale of production equipment increased by $7.5 million, or 39%, to $26.7 million during the nine months ended September 30, 1997 from $19.2 million during the nine months ended September 30, 1996. The increase in revenues reflects increased demand for such equipment, primarily in the Gulf of Mexico.

EXPENSES

   Rentals and maintenance operating expenses increased by $8.7 million, or 40%, to $30.4 million during the nine months ended September 30, 1997 from $21.7 million during the nine months ended September 30, 1996. This increase results primarily from the corresponding 37% increase in revenues from rentals and maintenance during the nine months ended September 30, 1997 over the corresponding period in 1996.

   Operating expenses of compressor fabrication increased by $17.1 million, or 140%, to $29.4 million during the nine months ended September 30, 1997 from $12.3 million during the nine months ended September 30, 1996. This expense increase was a result of the corresponding increase in compressor fabrication revenue. In addition, gross margin for compressor fabrication was 13% and gross profit was $1.9 million for the nine months ended September 30, 1996 as compared to 17% gross margin and $6.1 million for the nine months ended September 30, 1997. This increase in gross margin was a result of the recognition of higher than projected gross margins on the completion of several fabrication projects during the three months ended September 30, 1997 as previously discussed. In addition, the operating expenses attributable to production equipment fabrication increased by $4.8 million, or 34%, to $18.9 million during the nine months ended September 30, 1997 from $14.1 million during the nine months ended September 30, 1996. This expense increase was also a result of the corresponding increase in production equipment fabrication revenue.

   Selling, general and administrative expenses increased $2.9 million, or 25%, to $14.4 million during the nine months ended September 30, 1997 from $11.5 million during the nine months ended September 30, 1996. The increase in these expenses resulted from the increased activity in each of the Company's three business segments as described above.

   Depreciation and amortization increased by $5.8 million, or 38%, to $20.8 million during the nine months ended September 30, 1997 from $15.0 million during the nine months ended September 30, 1996. The increase resulted from rental fleet expansion and other capital expenditures.

INTEREST EXPENSE

   Interest expense increased by $3.5 million, or 80%, to $7.8 million during the nine months ended September 30, 1997 from $4.3 million during the nine months ended September 30, 1996. The increase resulted from additional indebtedness incurred to finance the increase in inventory and capital expenditures for property, plant and equipment.

INCOME TAXES

   The provision for income taxes increased by $3.0 million, or 63%, to $7.8 million during the nine months ended September 30, 1997 from $4.8 million during the nine months ended September 30, 1996. The increase resulted from the corresponding increase in income before income taxes. The effective income tax rate during the nine months ended September 30, 1997 and 1996 was 40%.

NET INCOME

   Net income increased $4.7 million, or 63%, to $12.0 million during the nine months ended September 30, 1997 from $7.3 million during the nine months ended September 30, 1996 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically utilized internally generated funds and equity and debt financing to finance the growth of its compressor fleet and maintain sufficient compression and production equipment inventory. Cash flows from operating activities, before changes in assets and liabilities, were $35.2 million for the nine months ended September 30, 1997 as compared to $25.7 million for the nine months ended September 30, 1996. Capital expenditures for property, plant and equipment were $115.5 million for the nine months ended September 30, 1997 as compared to $64.8 million for the nine month period ended September 30, 1996. Inventory increased $14.4 million during the nine months ended September 30, 1997 due to increases in compressor and production equipment fabrication operations and compression rental operations. Bank borrowings were $87.0 million for the nine months ended September 30, 1997 as compared to $45.0 million for the nine months ended September 30, 1996.

   On July 7, 1997, the Company completed the initial public offering of its common stock. The net proceeds to the Company from the offering amounted to $93.8 million, of which $87.4 million were used to partially repay indebtedness with the balance used for working capital. The Company believes its available credit facilities plus available cash and internally generated funds will be sufficient to meet liquidity and capital expenditure forecasts assuming no material acquisitions.

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

HANOVER COMPRESSOR COMPANY
Date:  November 14, 1997
By:


/s/ Michael J. McGhan
---------------------------------------
Michael J. McGhan
President and Chief Executive Officer

Date: November 14, 1997
By:

/s/ Curtis A. Bedrich
---------------------------------------
Curtis A. Bedrich
Chief Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
 11              Statement Regarding Computation of Per Share Earnings
 27              Financial Data Schedule