Form 10-K
period 1997-12-31
HANOVER COMPRESSOR CO
filed 1998-03-31
CIK 909413

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________.

Commission File No. 1-3071


                           Hanover Compressor Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                    75-2344249
         --------                                    ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


               12001 North Houston Rosslyn, Houston, Texas  77086
               --------------------------------------------------
                    (Address of principal executive offices)

                                (281) 447-8787
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class:  Common Stock, $.001 par value

                   Name of each exchange in which registered:

                         New York Stock Exchange, Inc.

Securities registered pursuant to 12(g) of the Act:

         Title of class:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock of the registrant held by nonaffiliates as of March 26, 1998: $ 288,776,690. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

         Number of shares of the Common Stock of the registrant outstanding as of March 26, 1998: 28,510,570 shares.

                      Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998 (to be filed on or before April 30, 1998) are incorporated by reference into Part II, as indicated herein.

         The Index to Exhibits is on page 30.

                                   PART I

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward- looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition, (2) the introduction of competing technologies by other companies, (3) a prolonged substantial reduction in natural gas prices which would cause a decline in the demand for the Company's compression and oil and gas production equipment services, (4) new governmental safety, health and environmental regulations which could require significant capital expenditures by the Company and (5) changes in economic or political conditions in the countries in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.  BUSINESS

GENERAL

         Hanover Compressor Company (the "Company") was incorporated in Delaware in 1990 and is a leading provider of a broad array of natural gas compression rental, operations and maintenance services in the United States and select international markets. As of December 31, 1997, the Company had a fleet of 2,128 compression rental units with an aggregate capacity of approximately 781,000 horsepower. The Company's compression services are complemented by its compressor and oil and gas production equipment fabrication operations.

         The Company believes it is the largest operator of rental compression horsepower capacity in the United States controlling an estimated 20% of the domestic rental market with 2,033 rental units having an aggregate capacity of approximately 668,000 horsepower at December 31, 1997. Internationally, the Company estimates it is one of the largest providers of compression services in the South American market, primarily in Argentina and Venezuela, operating 95 units with approximately 113,000 horsepower at December 31, 1997. In order to continue its international expansion, in 1997, the Company entered into a series of agreements with Wartsila Diesel International Ltd., OY ("Wartsila"), a leading global manufacturer of large horsepower engines, providing for, among other things, the fabrication and the right to exclusively market in select regions worldwide, Wartsila powered gas compression packages ranging from 1,400 to 7,850 horsepower.

         The Company's products and services are important for the production, transportation, processing and storage of natural gas and are provided primarily to energy producers and processors. The Company's decentralized operating structure, technically experienced personnel and high quality compressor fleet, allow the Company to successfully provide reliable and timely customer service. As a result, the Company has experienced substantial growth over the past five years and has developed and maintained a number of long-term customer relationships. This has enabled the Company to maintain an average horsepower utilization rate of approximately 95% over the last five years in comparison to an industry average estimated by the Company to be approximately 83%.

         The Company currently competes primarily in the transportable natural gas compression market for units of up to 4,450 horsepower. This market, which includes rental and owner operated units, accounts for over 13 million horsepower in the United States and is believed to have grown by approximately 9% compounded rate per annum over the last five years. The Company believes that the growth in the domestic gas compression market will continue due to the increased consumption of natural gas, the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, and the discovery of new reserves.

         The rental portion of the domestic gas compression market is currently estimated to comprise approximately 26% of the aggregate U.S. horsepower, having grown at an estimated 14% compounded rate per annum since 1992. Growth of rental compression capacity in the U.S. market is primarily driven by the increasing trend toward outsourcing by energy producers and processors. The Company believes that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer's investment in equipment and enabling the customer to more efficiently resize compression units to meet the changing needs of the well, pipeline or processing plant. In addition, the Company also believes that outsourcing typically provides the customer with more timely and technically proficient service and necessary maintenance which often reduces operating costs. Internationally, the Company believes similar growth opportunities for compressor rental and sales exist due to (i) increased worldwide energy consumption, (ii) implementation of international environmental and conservation laws preventing the flaring of natural gas, and
(iii) increased outsourcing by energy producers and processors.

                            COMPRESSOR RENTAL FLEET

         The size and horsepower of the Company's compressor rental fleet on December 31, 1997 is summarized in the following table.

   Range of
   Horsepower             Number          Aggregate
   per Unit              of Units         Horsepower      % of Horsepower
   --------              --------         ----------      ---------------
      0-99                    767           48,049                 6.15%
      100-199                 493           66,356                 8.49%
      200-499                 365          109,329                13.99%
      500-799                 137           85,969                11.00%
      800-1199                199          196,487                25.15%
      1200-2699               156          234,784                30.05%
      2700-UP                  11           40,367                 5.17%
                               --           ------                 ----
        Total               2,128          781,341               100.00%

INDUSTRY OVERVIEW

GAS COMPRESSION

         Over the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. It is at this time that compression equipment is applied to economically boost the well's production levels and allow gas to be brought to market.

         In addition to such gas field gathering activities, natural gas compressors are utilized in a number of other applications, all of which are intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compressors are used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be removed and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compression equipment is applied to allow the gas to continue to flow in the pipeline to its destination. Additionally, compressors are utilized to re-inject associated gas to artificially lift liquid hydrocarbons which increases the rate of crude oil production from oil and gas wells.
Furthermore, compression enables gas to be stored in underground storage reservoirs for subsequent extraction during periods of peak demand. Finally, in combination with oil and gas production equipment, compressors are often utilized to process and refine oil and gas into higher value added and more marketable energy sources.

         Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of the equipment, a highly trained staff of field service personnel, parts inventory and a diversified fleet of natural gas compressors are often necessary to perform such functions in the most economic manner. These requirements, however, have typically proven to be an extremely inefficient use of capital for independent natural gas producers and have caused such firms as well as natural gas processors and transporters to increasingly outsource their non-core compression activities to specialists such as the Company.

         The advent of rental and contract compression roughly 40 years ago made it possible for natural gas producers, transporters and processors to improve the efficiency and financial performance of their operations. Compressors leased from specialists generally have a higher rate of mechanical reliability and typically generate greater productivity than those owned by oil and gas operators. Furthermore, because compression needs of a well change over time, outsourcing of compression equipment enables an oil and gas operator to better match compression to the production needs throughout the life of the well. Also, certain major domestic oil companies are seeking to streamline their operations and reduce their capital expenditures and other costs. To this end, they have sold certain domestic energy reserves to independent energy producers and are outsourcing facets of their operations. Such initiatives, in the opinion of the Company, are likely to contribute to increased rental of compressor equipment.

         Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a "skid". A fabricator typically purchases the various compressor components from third party manufacturers but employs its own engineers and design and labor force.

         In order to meet customers' needs, gas compressor fabricators typically offer a variety of services to their customers including: (i) engineering, fabrication and assembly of the compressor unit; (ii) installation and testing of the units; (iii) ongoing performance review to assess the need for a change in compression; and (iv) periodic maintenance and replacement parts supply.

PRODUCTION EQUIPMENT

         Oil and gas reserves are generally not commercially sellable as produced at the wellhead. Typically, such reserves must be refined before they can be transported to market. Oil and gas production equipment is utilized to separate and treat such oil and gas immediately after it is produced in order to facilitate further processing, transportation and sale of such fuels and derivative energy sources. Oil and gas production equipment is typically installed at the wellhead immediately prior to commencing the large scale production phase of a well and remains at the site through the life of the well.

MARKET CONDITIONS

         The Company believes that the most fundamental force driving the demand for gas compression and production equipment is the growing consumption of natural gas. As more gas is consumed, the demand for compression and production equipment increases.

         Additionally, although natural gas has historically been a more significant source of energy in the United States than in the rest of the world, the Company believes that foreign natural gas consumption (excluding the former Soviet Union) has recently grown. Despite significant growth in energy demand, until recently, most non-U.S. energy markets have typically lacked the infrastructure to transport natural gas to local markets, and natural gas historically has been flared at the wellhead. Given recent environmental legislation and the construction of numerous natural gas-fueled power plants built to meet international energy demand, the Company believes that international compression markets are experiencing growth.

         Demand for natural gas compression is expected to continue to rise as a result of: (i) the increasing demand for energy, both domestically and abroad, (ii) environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels, (iii) implementation of international environmental and conservation laws preventing the flaring of natural gas, (iv) the aging of producing natural gas reserves worldwide, and
(v) the extensive supply of natural gas.

         While gas compression and production equipment typically must be highly engineered to meet demanding and unique customer specifications, the fundamental technology of such equipment has been stable and not subject to rapid technological change.

BUSINESS SEGMENTS

         The Company revenues and income are derived from its three business segments (comprising three operating divisions) -- compression rental and maintenance, compressor fabrication and production equipment fabrication. The compression rental and maintenance segment has operations primarily in the United States and South America. For financial data relating to the Company's divisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Notes to the Consolidated Financial Statements.

COMPRESSION SERVICES AND FABRICATION

         The Company provides its customers with a full range of compressor rental, maintenance and contract compression services. As of December 31, 1997, the Company's gas compressor fleet consisted of 2,128 units, ranging from 25 to 4,200 horsepower. The Company experienced aggregate compression fleet unit utilization and horsepower utilization rates of approximately 93% during 1997. The size, type and geographic diversity of this rental fleet enables the Company to provide its customers with a range of compression units that can serve a wide variety of applications, and to select the correct equipment for the job, rather than trying to "fit" the job to its fleet of equipment.

         The Company bases its gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of the contract, and the inclusion of any other services desired, such as installation, transportation and daily operation. Substantially all of the Company's units are operated pursuant to "contract compression" or "rental with full maintenance" contracts pursuant to which the Company performs all maintenance and repairs on such units while under contract. In the United States onshore market, compression rental fleet units are generally leased on minimum terms of 6 to 12 months, which convert to month-to month at the end of the stipulated minimum period. Historically, the majority of the Company's customers have extended the length of their contracts, on a month-to-month basis, well beyond the initial term. In the aggregate, over the last five years, the length of the Company's domestic onshore rental contracts, including extensions, averaged 24 months in duration. Typically, the Company's compression rental units utilized in offshore and international applications carry substantially longer lease terms than those for onshore domestic applications.

         An essential element to the Company's success is its ability to provide its compression services to customers with contractually committed compressor run-times of at least 97%. Historically, run time credits have been insignificant, due largely to the Company's rigorous preventive maintenance program and extensive field service network which permits the Company to promptly address maintenance requirements. The Company's rental compressor maintenance activities are conducted at eight Company facilities staffed by approximately 400 experienced and factory trained maintenance personnel. Such maintenance facilities are situated in close proximity to actual rental fleet deployment to permit superior service response times.

         All rental fleet units are serviced at manufacturers' recommended maintenance intervals, modified as required by the peculiar characteristics of each individual job, and the actual operating experience of each compressor unit. Prior to the conclusion of any rental job, the Company field management evaluates the condition of the equipment and, where practical, corrects any problems before the equipment is shipped out from the job site. Although natural gas compressors generally do not suffer significant technological obsolescence, they do require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes alignment, compression checks, and other parametric checks which indicate a change in the condition of the equipment. In addition, oil and wear-particle analysis is performed on all units prior to their redeployment at specific compression rental jobs. Overhauls are done on a condition-based interval instead of a time-based schedule. In the Company's experience, these rigorous procedures maximize component life and unit availability and minimize avoidable downtime. Typically, the Company overhauls each rental compressor unit for general refurbishment every 36-48 months and anticipates performing a comprehensive overhaul of each rental compressor unit every 60 to 72 months. This maintenance program has provided the Company with a highly reliable fleet of compressors in excellent condition.

         The Company's field service mechanics provide all operating and maintenance services for each of the Company's compression units leased on a contract compression or full maintenance basis and are on-call 24 hours a day. Such field personnel receive regular mechanical and safety training both from the Company and its vendors. Each of the Company's field mechanics is responsible for specific compressor unit installations and has at his disposal a dedicated, local parts inventory. Additionally, each field mechanic operates from a fully-equipped service vehicle. Each mechanic's field service vehicle is radio or cellular telephone equipped which allows that individual to be the Company's primary contact with the customer's field operations staff and to be contacted at either his residence or mobile phone 24 hours a day.
Accordingly, the Company's field service mechanics are given the responsibility to promptly respond to customer service needs as they arise based on the mechanic's trained judgment and field expertise.

         The Company considers itself to be unique in its industry in that its sales and field service organizations enjoy managerial parity within the Company, enabling these two vital organizations to work together in a highly coordinated fashion in order to deliver maximum customer service, responsiveness and reliability. The foundation for Hanover's successful field operations effort is the experience and responsiveness of its approximately 400 member compressor rental field service and shop staff of factory-trained and field-tested compressor mechanics. The Company's field service mechanics are coordinated and supported by regional operations managers who have supervisory responsibility for specific geographic areas.

         The Company's compressor fabrication subsidiary doing business as Hanover Maintech, designs, engineers and assembles compression units for sale to third parties as well as for placement in its compressor fleet. As of December 31, 1997, the Company had a compressor unit fabrication backlog for sale to third parties of $20.9 million. All backlog is expected to be produced within a six month period. In general, units to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis. Components for such compressor units are acquired from third party suppliers.

OIL AND GAS PRODUCTION EQUIPMENT

         The Company, through its wholly-owned subsidiary doing business as Hanover Smith designs, engineers, fabricates and either sells or occasionally rents a broad range of oil and gas production equipment designed to heat, separate, dehydrate and measure crude oil and natural gas. The product line includes line heaters, oil and gas separators, glycol dehydration units and skid mounted production packages designed for both onshore and offshore production facilities. The Company generally maintains standard product inventories in excess of $3 million and is therefore able to meet most rush orders and minimize customer downtime. As of December 31, 1997, the Company had a production equipment fabrication backlog of $10.9 million. All backlog is expected to be produced within a 90-120 day period. The Company also purchases and reconditions used production equipment which is then sold or rented.

MARKET AND CUSTOMERS

         The Company's customer base consists of over 500 U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. Additionally, the Company has negotiated with more than 15 strategic alliances or preferred vendor relationships with key customers pursuant to which the Company receives preferential consideration in customer compressor and oil and gas production equipment procurement decisions in exchange for enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of the Company's consolidated revenues during 1996 or 1997.

         The Company's domestic compressor leasing activities are currently located in Texas, Oklahoma, Arkansas, Louisiana, New Mexico, Mississippi, Alabama, Kansas, Colorado, Montana, Utah, Wyoming and offshore Gulf of Mexico. International locations include Argentina, Venezuela, Colombia, Trinidad, and Canada. As of December 31, 1997, approximately 13% and 14% of the Company's compressor horsepower was being used in offshore and international applications, respectively.

SALES AND MARKETING

         The Company's 33 salespeople are organized into eight sales regions reporting to three sales vice presidents. The sales vice presidents report to the Company's Senior Vice President of Sales. The Company's sales representatives aggressively pursue the rental and sale market in their respective territories for compressors and production equipment. Each Company salesperson is assigned a customer list on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. The Company's advertising and promotion strategy is a "concentrated" approach, tailoring specific messages into a very focused presentation methodology.

         Additionally, the Company's salespeople coordinate with each other to effectively pursue customers who operate in multiple regions. The salespeople maintain intensive contact with the Company's operations personnel in order to promptly respond to and satisfy customer needs. The Company's sales efforts concentrate on demonstrating the Company's commitment to enhancing the customer's cash flow through superior product design, fabrication, installation, customer service and after-market support.

         Upon its receipt of a request for proposal or bid by a customer, the Company assigns a team of sales, operations and engineering personnel to analyze the application and prepare a quotation, including selection of the equipment, pricing and delivery date. The quotation is then delivered to the customer, and if the Company is selected as the vendor, final terms are agreed upon and a contract or purchase order is executed. The Company's engineering and operations personnel also often provide assistance on complex compressor applications, field operations issues or equipment modifications.

COMPETITION

         The natural gas compression services and fabrication business is highly competitive. Overall, the Company experiences considerable competition from companies with significantly greater financial resources and, on a regional basis, from several smaller companies which compete directly with the Company. The Company believes it is currently the largest natural gas compression company in the United States on the basis of aggregate rental horsepower.

         Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental units increases in a rental fleet, the number of sales, engineering, administrative and maintenance personnel required does not increase proportionately. As a result, companies such as Hanover with larger rental fleets have relatively lower operating costs and higher margins due to economies of scale than smaller companies.

         One of the significant cost items in the compressor rental business is the amount of inventory required to service rental units. Each rental company must maintain a minimum amount of inventory to stay competitive. As the size of the rental fleet increases, the required amount of inventory does not increase in the same proportion. The larger rental fleet companies can generate cost of capital savings through reduced percentage of inventory.

         The Company believes that it competes effectively on the basis of price, customer service, including the availability of personnel in remote locations, flexibility in meeting customer needs and quality and reliability of its compressors and related services.

         The Company's compressor fabrication business competes with other fabricators of compressor units. The compressor fabrication business is dominated by a few major competitors, several of which also compete with the Company in the compressor rental business. Although sufficient information is not available to definitively estimate the Company's relative position in the compressor fabrication market, management believes that the Company is among the largest compressor fabrication companies in the U.S.

         The production equipment business is a highly fragmented business with approximately eight substantial U.S. competitors. Although sufficient information is not available to definitively estimate the Company's relative position in this market, the Company believes that it is among the top three oil and gas production equipment fabricators in the United States.

GOVERNMENT REGULATION

         The Company is subject to various federal and state laws and regulations relating to environmental protection, including regulations regarding emission controls. These laws and regulations may affect the costs of the Company's operations. As with any owner of property, the Company is also subject to clean-up costs and liability for hazardous materials, asbestos, or any other toxic or hazardous substance that may exist on or under any of its properties.

         The Company believes that it is in substantial compliance with environmental laws and regulations and that the phasing in of emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse effect on the Company's financial condition or results of operations. Notwithstanding, in part because of the Company's rapid growth through several recent acquisitions, the Company may not be in compliance with certain environmental requirements. For example, some of the Company's facilities may not possess proper waste generation identification numbers, may not be in compliance with underground storage tank ("UST") registration requirements, and may require the installation of secondary containment around various material storage areas. In addition, the Company has not yet determined whether it needs certain permits (such as stormwater discharge permits, air emission permits, and National Pollutant Discharge Elimination System ("NPDES") permits) or certain plans (such as Spill Prevention Control and Countermeasure Plans) at several of its facilities. The Company is investigating these issues and is planning to take action where appropriate.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

         The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. The Company must comply with RCRA regulations for any of its operations that involve the generation, management, or disposal of hazardous wastes (such as painting activities or the use of solvents).

         Stricter standards in environmental legislation that may affect the Company may be imposed in the future, such as proposals to make hazardous wastes subject to more stringent and costly handling, disposal and clean-up requirements. While the Company may be able to pass on the additional costs of complying with such laws to its customers, there can be no assurance that attempts to do so will be successful. Accordingly, new laws or regulations or amendments to existing laws or regulations could require the Company to undertake significant capital expenditures and could otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

EXECUTIVE OFFICERS

         The following sets forth, as of March 26, 1998, the name, age and business experience for the last five years of each of the executive officers of the Company.


NAME                        AGE                       POSITION
----                        ---                       --------
Michael A. O'Connor         62      Chairman of the Board; Director
Michael J. McGhan           43      President and Chief Executive Officer; Director
Curtis Bedrich              55      Chief Financial Officer and Treasurer
William S. Goldberg         39      Executive Vice President; Director
Richard S. Meller           40      Corporate Secretary, member of the Company's
                                    outside legal counsel

         MICHAEL A. O'CONNOR has served as Chairman of the Board and a director of the Company since January 1992. Mr. O'Connor also serves as an officer and a director of certain subsidiaries of the Company.

         MICHAEL J. MCGHAN has served as President and Chief Executive Officer of the Company since October 1991. Mr. McGhan has served as a director of the Company since March 1992. Mr. McGhan also serves as an officer and as a director of certain subsidiaries of the Company.

         CURTIS BEDRICH has served as Chief Financial Officer and Treasurer of the Company since November 1991. Mr. Bedrich also serves as an officer of certain subsidiaries of the Company.

         WILLIAM S. GOLDBERG has served as Executive Vice President and director of the Company since May 1991. Mr. Goldberg has been employed by GKH Investments, L.P., a Delaware limited partnership (the "Fund") and GKH Private Limited (collectively with the Fund,

         RICHARD S. MELLER has served as Secretary of the Company since 1991 and has been a partner in the law firm of Neal, Gerber & Eisenberg, the Company's legal counsel, since 1989.

"GKH") since 1988 and has served as Managing Director of GKH since June 1990. The Fund is the Company's largest stockholder. Mr. Goldberg also serves as an officer and a director of certain affiliates of the Company. Mr. Goldberg is also a director of DVI, Inc.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 950 employees. No employees are represented by labor unions and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

         The Company owns its corporate offices in Houston, Texas, which are housed in a combination corporate office and compressor fabrication complex, including a 192,000 square foot plant located on approximately 28 acres. The Company also owns (i) an 11,700 square foot combination office and maintenance facility located on 6.5 acres in Yukon, Oklahoma, (ii) an 8,000 square foot combination office and maintenance facility situated on six acres in Pocola, Oklahoma, (iii) 12,000 square feet of maintenance facilities situated on 3.5 acres in Midland, Texas, (iv) a 5,000 square foot sales and service facility situated on one acre located in Corpus Christi, Texas, (v) a 13,000 square foot facility on 17 acres in East Bernard, Texas which is being utilized as an engine remanufacturing and training facility, (vi) an 8,000 square foot facility situated on 9.2 acres in Kilgore, Texas and, (vii) a 210,000 square foot production equipment manufacturing facility located on 82 acres in Columbus, Texas. The Company also leases maintenance facilities aggregating 23,000 square feet in Victoria, Texas and Lafayette, Louisiana under a five year lease and a ten year lease, respectively.

The Company's executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and its telephone number is (281) 447-8787.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in any material litigation or proceeding and is not aware of any such litigation or proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock began trading on the New York Stock Exchange on July 1, 1997 under the symbol "HC." The following table sets forth the range of the high and low on market prices for the Common Stock, for the fiscal quarter indicated.

                                 HIGH                 LOW
                                 ----                 ---
Third Quarter 1997             $ 25-1/2           $ 20-5/16
Fourth Quarter 1997            $ 26               $ 17-1/8

         As of December 31, 1997, there were 28,335,822 shares of Common Stock outstanding, held by approximately 230 stockholders of record.

         The Company has not paid any cash dividends on its Common Stock since its formation and does not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand the Company's business. The Company's $200 million credit facility with The Chase Manhattan Bank, as agent (the "Bank Credit Agreement") limits the amount of dividends payable by the Company (without the lender's prior approval) on its Common Stock to no more than 25% of the Company's net income for the period from January 1, 1998 until December 15, 2002. In addition, the Company's 7% Subordinated Notes due 2000 (the "Subordinated Notes") prohibit the payment of cash dividends on the Company's capital stock without the lenders' prior written consent. Any future determinations to pay cash dividends on the Common Stock will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors.

         Set forth below is certain information with respect to all securities of the Company sold by the Company in 1997 which were not registered under the Securities Act of 1933, as amended.

                   Title and Amount
   Date of                of                                                                   Exemption
    Sale              Securities           Purchasers               Consideration               Claimed
   ------             ----------           ----------               -------------               --------
  2/19/97          5,152 shares of     Accredited          $14.55 per share.                Sec. 4(2) and/or
                   Common Stock        Investor                                             Rule 506

  6/30/97          264,785 shares of   21 employees        $19.50 per share.  (a portion    Rule 701
                   Common Stock                            of which may be paid by full
                                                           recourse promissory notes and
                                                           the balance in cash).

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL DATA (HISTORICAL)
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following table presents certain selected financial data for the Company for each of the five years in the period ended December 31, 1997. The selected financial data have been derived from the audited consolidated financial statements of the Company. The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company.

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                1997           1996         1995 (1)       1994          1993
                                                ----           ----         ----           ----          ----
INCOME STATEMENT DATA:
Revenues:
   Rentals and maintenance                     $110,939        $79,355       $48,354       $32,025       $25,723
   Compressor fabrication                        49,764         28,764        29,593        16,202        14,034
   Production equipment fabrication              37,052         26,903        16,960         7,272         3,178
   Other                                          1,043            989         1,057           581           411
                                                  -----            ---         -----           ---           ---
   Total revenues                               198,798        136,011        95,964        56,080        43,346
                                                -------        -------        ------        ------        ------
Expenses:
   Rentals and maintenance                       41,473         30,800        17,813        11,008         9,739
   Compressor fabrication                        41,584         24,657        25,265        13,733        12,131
   Production equipment fabrication              26,375         19,574        13,178         5,798         2,671
   Selling, general and administrative           20,782         16,439        12,542         8,427         7,413
   Depreciation and amortization                 28,439         20,722(2)     13,494         8,109         5,758
   Interest expense                              10,728          6,594         4,560         2,027         1,366
                                                 ------          -----         -----         -----         -----
   Total costs and expenses                     169,381        118,786        86,852        49,102        39,078
                                                -------        -------        ------        ------        ------
     Income before income taxes                  29,417         17,225         9,112         6,978         4,268
   Provision for income taxes                    11,314          6,844         3,498         2,590         1,597
                                                 ------          -----         -----         -----         -----
Net income                                      $18,103        $10,381        $5,614        $4,388        $2,671
                                                =======        =======        ======        ======        ======
Net income available to common
     stockholders:
   Net income                                   $18,103        $10,381        $5,614        $4,388        $2,671
   Dividends on Series A and Series B
     preferred stock                                            (1,773)         (832)
   Series A preferred stock exchange                            (3,794)
   Series B preferred stock conversion                          (1,400)
                                                 ------        -------       -------        -----        -------
Net income available to common
     stockholders                                18,103          3,414         4,782         4,388         2,671
Weighted average common and common
     equivalent shares(3):
      Basic                                      25,623         20,498        14,373        13,069        10,877
                                                 ------         ------        ------        ------        ------
      Diluted                                    27,345         22,023        15,358        13,606        10,980
                                                 ------         ------        ------        ------        ------
Earnings per common share(3):
      Basic                                        $.71           $.17          $.33          $.34          $.25
                                                   ====           ====          ====          ====          ====
      Diluted                                      $.66           $.16(4)       $.31          $.32          $.24
                                                   ====           ====          ====          ====          ====
OTHER DATA:
   EBITDA (5)                                   $68,584        $44,541       $27,166       $17,114       $11,392
                                                =======        =======       =======       =======       =======
BALANCE SHEET DATA(end of period):
Working capital                                 $58,027        $41,513       $23,270          $995          $962
Net property, plant and equipment               394,070        266,406       198,074        88,391        61,722
Total assets                                    506,452        341,387       252,313       114,614        76,779
Long-term debt                                  158,838        122,756        50,451        36,878        14,279
Preferred stockholders' equity                                                26,894
Common stockholders' equity                     288,271        176,895       139,302        51,333        46,945

(1) The selected historical financial information includes the results of operations of the Company and its wholly-owned subsidiaries. During 1995, the Company acquired Astra Resources Compression, Inc., a significant subsidiary. See Note 2 of the Notes to the Company's Consolidated Financial Statements for further information.

(2) In order to more accurately reflect the estimated useful lives of natural gas compressor units in the rental fleet; effective January 1, 1996 the Company changed the lives over which these units are depreciated from 12 to 15 years. The effect of this change was a decrease in depreciation expense of $2.6 million and an increase in net income of $1.5 million ($.07 per diluted common share) for the year ended December 31, 1996.

(3) The Company adopted Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share," beginning with the Company's fourth quarter of 1997. All prior period earnings per share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.

(4) Diluted earnings per share in 1996 was $.46 per share before the effects of charging retained earnings for $1.8 million relating to dividends on redeemable preferred stock and one time charges to retained earnings for (i) $3.8 million related to the exchange of all Series A preferred stock for subordinated notes and (ii) $1.4 million related to the conversion of all Series B preferred stock to Common Stock. See Note 8 of the Notes to Consolidated Financial Statements.

(5) EBITDA consists of the sum of consolidated net income, interest expense, income tax, and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of its operating performance and is also used to measure the Company's ability to meet debt service requirements. EBITDA should not be considered as an alternative performance measure prescribed by generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

GENERAL

         The Company's operations consist of providing gas compression services through renting, maintaining and operating natural gas compressors and engineering, fabricating and selling gas compression and oil and gas production equipment. See "Business".

The following table summarizes the revenues, expenses and gross profit percentages for each of the Company's business segments:

                                                                              Year ended December 31,
                                                                              ----------------------
                                                                       1997             1996             1995
                                                                       ----             ----             ----
Revenues:
 Rentals and maintenance - Domestic                                    $88.2            $68.2             $45.3
 Rentals and maintenance - International                                22.7             11.2               3.1
 Compressor fabrication                                                 49.8             28.8              29.6
 Production equipment fabrication                                       37.1             26.9              17.0
                                                                        ----             ----              ----
         Total                                                        $197.8           $135.1             $95.0
                                                                      ======           ======             =====

Expenses:
 Rentals and maintenance - Domestic                                    $33.7            $25.9             $16.6
 Rentals and maintenance - International                                 7.8              4.9               1.2
 Compressor fabrication                                                 41.6             24.7              25.3
 Production equipment fabrication                                       26.4             19.6              13.2
                                                                        ----             ----              ----
         Total                                                        $109.5            $75.1             $56.3
                                                                      ======            =====             =====

Gross profit percentage:
 Rentals and maintenance - Domestic                                    61.9%            61.6%             63.3%
 Rentals and maintenance - International                               65.6%            56.3%             61.3%
 Compressor fabrication                                                16.4%            14.3%             14.6%
 Production equipment fabrication                                      28.8%            27.2%             22.3%



YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

REVENUES

         Revenues from rentals and maintenance increased by $31.6 million, or 40% to $110.9 million due to growth in the rental fleet. At December 31, 1997 the compressor rental fleet consisted of 781,341 horsepower, a 37% increase over the 569,557 horsepower in the rental fleet at December 31, 1996. Domestically, the rental fleet increased by 160,348 horsepower, or 32%, during 1997 and internationally by 51,436 horsepower, or 83%. Revenues from compressor fabrication amounted to $49.8 million, increasing by 73% over 1996. An aggregate of 110,000 horsepower was sold during 1997. In addition, 93,000 horsepower was fabricated and placed in the rental fleet during 1997. Revenues from the fabrication of production equipment increased by $10.1 million, or 38% to $37.1 million during 1997 as a result of the continued strength in the market for oil and gas production equipment.

EXPENSES

         Operating expenses of the rental and maintenance segment increased by $10.7 million, or 35% to $41.5 million during 1997. The gross profit percentage from rentals and maintenance increased to 62.6% during 1997 from 61.2% in 1996. The increase in the gross profit percentage results from successful cost control measures as well as the continued addition of newly fabricated higher horsepower units to the rental fleet. Operating expenses of compressor fabrication increased by $16.9 million, or 69%, which relates to the 73% increase in compression fabrication revenue achieved during 1997. In addition, the gross profit margin on compression fabrication increased to 16.4% during 1997, from 14.3% during 1996. Production equipment fabrication operating expenses increased by $6.8 million, or 35%, during 1997 to $26.4 million. The increase in operating expenses is reflective of the corresponding 38% increase in production equipment fabrication revenues during 1997. The gross profit margin attributable to production equipment fabrication also increased to 28.8% during 1997, up from 27.2% during 1996.

         Selling, general and administrative expenses increased by $4.3 million, or 26% to $20.8 million during 1997. The increase is attributable to increased personnel and other administrative and selling expenses associated with the dramatic increase in operating activity in each of the Company's operating segments as well as increased administrative costs relating to being a publicly-owned entity. Depreciation and amortization expense increased by $7.7 million, or 37% during 1997 to $28.4 million. Indicative of the Company's continued growth, the amount invested in property, plant and equipment amounted to $470.3 million at year end which is 49% greater than the December 31, 1996 investment in fixed assets. The amount invested in the compressor rental fleet increased by $142.3 million during 1997 as evidenced by the addition of 211,784 horsepower to the rental feet. Interest expense increased by $4.1 million, or 63%, during 1997 and amounted to $10.7 million for the year. As described in the liquidity section, a significant portion of the Company's growth is funded with a revolving credit facility. During 1997, an additional $63.7 million was borrowed under the Bank Credit Agreement.

INCOME TAXES

         The Company's effective income tax rate was approximately 39% during 1997 and 40% during 1996. Accordingly, the provision for income taxes increased by $4.5 million, or 65%, during 1997 to

$11.3 million as a result of income before income taxes increasing by 71% during 1997 over 1996.

NET INCOME AND EARNINGS PER SHARE

         Net income increased $7.7 million, or 74%, to 18.1 million for 1997 from $10.4 million in 1996 for the reasons discussed above. Weighted average shares outstanding was affected by the additional shares issued in conjunction with the Company's initial public offering.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES

         Revenues from rentals and maintenance increased by $31.0 million, or 64% to $79.4 million during 1996. Domestically, revenues from rentals and maintenance increased by $22.9 million (51%), and internationally by $8.1 million (261%). The increase in revenues resulted primarily from two factors:
(i) an acquisition in December 1995, which resulted in 82,447 domestic horsepower and 21,252 international horsepower being added to the rental fleet (a 33% increase compared to the Company's fleet before the acquisition), and
(ii) a 36% increase in the size of the total compressor rental fleet during 1996, represented by the addition of 151,077 horsepower. During 1996, Hanover fabricated compression units aggregating 129,000 horsepower, 44% of which was sold to third parties and 56% of which was placed in the rental fleet. Revenues from the fabrication and sale of compression equipment to third parties amounted to $28.8 million compared to $29.6 million in 1995. By comparison, compression units fabricated and placed in the rental fleet increased 175%, to $36.9 million in 1996 which amounts were eliminated from revenue in consolidation and the cost of which was included in compression equipment. See Note 15 of Notes to the Consolidated Financial Statements included elsewhere herein. Revenues from the fabrication and sale of production equipment increased by $9.9 million, or 58% to $26.9 million during 1996. The increase in revenue reflects the full year of operation and successful integration of a production equipment business acquired in 1995 which substantially expanded the Company's production capacity and customer base.

EXPENSES

         Operating expenses attributable to rentals and maintenance increased by $13.0 million, or 73% to $30.8 million during 1996. The increase results primarily from the growth in the compression rental feet as reflected by the corresponding 64% growth in rental and maintenance revenues during 1996. Operating expenses attributable to compressor fabrication decreased by $0.6 million 2% to $24.7 million during 1996 as a result of the corresponding decrease in revenue. Operating expenses from production equipment fabrication increased by $6.4 million, or 49% to $19.6 million during 1996 as a result of the corresponding increase in production equipment fabrication activity. The gross profit percentage from production equipment fabrication increased to 27.2% in 1996 from 22.3% in 1995, largely resulting from improved margins in the production equipment market and the integration of a production equipment fabrication operation acquired in 1995.

         Selling, general and administrative expenses increased by $3.9 million, or 31% to $16.4 million. The increase results from the expansion of the Company's overall level of activity as evidenced by a corresponding 42% increase in total revenues over 1995. Depreciation and amortization increased $7.2 million, or 54% to $20.7 million in 1996. Aggregate expenditures for the expansion of the rental fleet and other capital expenditures amounted to $90.1 million. In addition, in order to more accurately reflect the estimated useful lives of natural gas compression units in the rental fleet, the Company changed the lives over which these units are depreciated from 12 to 15 years effective January 1, 1996. The effect of this change was a decrease in depreciation expense of approximately $2.6 million for 1996. Interest expense increased $2.0 million, or 45% to $6.6 million in 1996 as a result of borrowings under the Company's revolving credit facility which was used primarily to finance additions to the compression rental fleet.

INCOME TAXES

         The Company's effective income tax rate was approximately 40% during 1996 and 38% during 1995. Accordingly, the $3.3 million increase in the provision for income taxes to $6.8 million resulted from a comparable increase in income before income taxes in 1996 over 1995.

NET INCOME AND EARNING PER SHARE

         Net income increased $4.8 million, or 86%, to $10.4 million in 1996 from $5.6 million in 1995 for the reasons discussed above. Earnings per share in 1996 were $.46 per share before the effect of charging retained earnings for $1.8 million relating to dividends on redeemable preferred stock and one time charges to retained earnings for (i) $3.8 million related to the exchange of all Series A preferred stock for subordinated notes and (ii) 1.4 million related to the conversion of all Series B preferred stock to common stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance amounted to $4.6 million at December 31, 1997 compared to $7.3 million at December 31, 1996. Primary sources of cash during 1997 were cash provided by internal operations of $32.2 million, net proceeds from debt borrowings of $68.7 million and $92.1 million net proceeds of issuance of common stock, substantially all of which resulted from the Company's July, 1997 initial public offering. Principal uses of cash during the year ended December 31, 1997 were capital expenditures of $151.0 million, business combinations and investments in unconsolidated entities of $16.4 million and $31.8 million repayment of long-term debt.

         Total current assets increased from $66.6 million at December 31, 1996 to $94.8 million at December 31, 1997 primarily as a result of increases in accounts receivable and inventories. Accounts receivable at December 31, 1997 increased by $13.0 million to $41.0 million. The increase corresponds with the 46% increase in total revenue realized by the Company during 1997. In addition, inventories increased by $14.7 million to $32.9 million at December 31, 1997. The increase in inventories reflects increases in parts and supplies, work in progress and finished goods as the level of activity in each of the Company's three industry segments increased dramatically over 1996. Working capital at December 31, 1997 was also affected by an $11.6 million increase in total current liabilities at December 31, 1997 to $36.8 million. The 46% increase results largely from the increase in vendor accounts payable caused by the expansion of the Company's operating activities.

         The amounts invested in property, plant and equipment and business combinations during 1997 was $157.3 million which resulted in the addition of approximately 212,000 horsepower to the rental fleet. At December 31, 1997, the rental fleet consisted of 668,000 horsepower domestically and 113,000 in the international rental fleet. Current plans are to spend approximately $150 million during 1998, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has financed capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility and raising additional equity. The Company has Subordinated Notes in the aggregate principal amount of $23.5 million, bearing interest at 7%, payable semi-annually, with principal due on December 31, 2000. As of December 31, 1997, the Company has approximately $69 million of credit capacity ($45 million as of March 26, 1998) remaining on its $200 million Bank Credit Agreement (6.7% rate at December 31, 1997). In order to fund the anticipated level of capital expenditures, the Company anticipates arranging additional sources of debt and/or equity during 1998.

IMPACT OF THE YEAR 2000

         The Company plans to install various modifications to existing computer software during 1998 to include, among other things, an accommodation of the problems associated with computer programs reflecting the year 2000. The costs associated with the software modifications are not expected to be material in relation to either future operating results or financial condition.

         The Company has not initiated formal communications with all of its significant suppliers and vendors to ensure that those parties have appropriate plans to address year 2000 issues where they may otherwise impact the operations of the Company; however, the Company does not have any significant suppliers or vendors that directly interface with the Company's information technology systems. There is no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, foreign currency gains and losses) in a full set of general purpose financial statements. The Company will implement the statement in 1998 and will, as required, reclassify financial statements for earlier periods presented for comparative purposes. Adoption of the statement is not anticipated to have a material effect on the Company's financial statement presentation.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public companies report information about operating segments in both annual and interim financial statements, as well as establishes standards for disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in 1998. The Company is currently evaluating the impact of the statement on its financial reporting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     In this report, the consolidated financial statements and supplementary data appearing on pages F-1 through F-25 are incorporated in this item 8 by reference. See Index to the Financial Statements at page 33.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
   Report of Price Waterhouse LLP, independent accountants  . . . . . . . . . . . . . . . . . .        F-1
   Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-2
   Consolidated Statement of Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-3
   Consolidated Statement of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-4, F-5
   Consolidated Statement of Common Stockholders' Equity  . . . . . . . . . . . . . . . . . . .        F-6
   Notes to Consolidated Financial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-7
   Selected Quarterly Financial Data (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .        F-25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information included or to be included in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders under the captions "Nominees for Election as Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

ITEM 11.         EXECUTIVE COMPENSATION.

         The information included or to be included under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The information included or to be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information included or to be included under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders is incorporated by reference herein.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

         (a)     The following documents are filed as part of this report:

          1. FINANCIAL STATEMENTS - The financial statements listed in the accompanying Index to Consolidated

                 Financial Statements are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

                 2.       FINANCIAL STATEMENT SCHEDULES -   All schedules are
                 omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

                 3. EXHIBITS - The exhibits listed on the accompanying Index to Exhibits set for below are filed as part of this annual report.

                               INDEX TO EXHIBITS

           Exhibit
           Number                          Description
           -------                         -----------

           3.1*           Amended and Restated Certificate of Incorporation of the Company
           3.2*           Amended and Restated By-laws of the Company
           3.3*           Certificate of Amendment of Certificate of Incorporation of the Company filed March 8, 1996
           3.4*           Second Certificate of Amendment of Certificate of Incorporation of the Company filed June 24, 1997
           4.1*           Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, among the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto
           4.10*          Form of Warrant Agreement
           4.11*          Specimen Stock Certificate
           4.12*          Form of Second Amended and Restated Stockholders Agreement of Hanover Compressor Company dated as of June, 1997
           4.13*          Form of Amended and Restated Stockholders Agreement (JEDI) dated as of May, 1997
           4.14*          Form of Amended and Restated Stockholders Agreement (Westar Capital, Inc.) dated as of May, 1997
           4.15*          Form of Amended and Restated Stockholders Agreement (HEHC) dated as of May, 1997
           10.1*          Second Amended and Restated Credit Agreement, dated as of December 19, 1995, by and between
                          Hanover, The Chase Manhattan Bank (formerly known as Chemical Bank), a New York banking corporation as Agent and several banks that are parties thereto.
           10.2*          Loan Agreement, dated as of December 19, 1995, by and between Hanover, Joint Energy Development
                          Investment Partnership as Agent and several banks that are parties thereto
           10.3*          Management Fee Letter, dated November 14, 1995 between GKH Partners, L.P. and the Company
           10.4*(1)       Hanover Compressor Company Senior Executive Stock Option Plan
           10.5*(1)       1993 Hanover Compressor Company Management Stock Option Plan
           10.6*(1)       Hanover Compressor Company Incentive Option Plan
           10.7*(1)       Amendment and Restatement of Hanover Compressor Company Incentive Option Plan
           10.8*(1)       Hanover Compressor Company 1995 Employee Stock Option Plan
           10.9*(1)       Hanover Compressor Company 1995 Management Stock Option Plan
           10.10*(1)      Hanover Compressor Company 1996 Employee Stock Option Plan
           10.11*         OEM Sales and Purchase Agreement, between Hanover Compressor Company and the Waukesha Engine
                          Division of Dresser Industries, Inc.
           10.12*         Distribution Agreement, dated February 23, 1995, between Ariel Corporation and Maintech
                          Enterprises, Inc.
           10.13*         Exclusive Distribution Agreement, dated as of February 23, 1995 by and between Hanover/Smith,
                          Inc. and Uniglam Resources, Ltd.
           10.14*         Lease Agreement with Option to Purchase dated as of February 24, 1995 between Smith Industries,
                          Incorporated and Hanover/Smith, Inc.
           10.15*         Lease Agreement, dated December 4, 1990, between Hanover Compressor Company and Ricardo J.
                          Guerra and Luis J. Guerra as amended
           10.16*         Lease Agreement, dated as of March 31, 1995 between Hanover Compressor Company and Smith
                          Industries, Incorporated
           10.17*         Lease Agreement with Option to Purchase, dated June 8, 1993 between C&M Land Account and
                          Hanover Compressor Company
           10.18*         Indemnification Agreement, dated as of December 5, 1995, between Hanover Compressor Company and
                          Western Resources (formerly Astra Resources, Inc.)
           10.19*         Put Agreement, dated December 5th, 1995, by and between Western Resources, Inc. (formerly Astra
                          Resources, Inc.) an Hanover Compressor Company and Hanover Acquisition Corporation (formerly
                          Astra Resources Compression, Inc.)
           10.20*         Exchange and Subordinated Loan Agreement dated as of December 23, 1996, among the Company and
                          GKH Partners, L.P., GK December 23, 1996, among the Company and GKH Partners, L.P., GK
                          Investments, L.P., IPP95, L.P., Hanna Investment Group, Ott Candies, Inc., Phyllis S. Hojel,
                          Ted Collins, Jr. and L.O. Ward
           10.21*         Cooperation Agreement dated January 16, 1997 among the Company, Wartsila and Wartsila
                          Compression Services, GMBH
           10.22*         Distributorship Agreement dated January 16, 1997 between the Company and Wartsila Compression
                          Services
           10.23*(1)      1997 Stock Option Plan, as amended
           10.24*(1)      1997 Stock Purchase Plan
           10.27*         Exchange Agreement by and between Hanover Compressor Company and JEDI, dated December 23, 1996
           10.30          Credit Agreement, dated as of December 15, 1997, by and between the Company, The Chase Manhattan
                          Bank, a New York banking corporation as Administrative Agent and several banks and other financial institutions that are parties thereto
           10.31          Subsidiaries'Guarantee, dated as of December 15, 1997, by certain of the Company's subsidiaries in favor of The Chase Manhattan Bank, as agent
           21.1*          List of Subsidiaries
           27.1           Financial Data Schedule

-----------------
*       Incorporated by reference to [the corresponding numbered
        Exhibit] to the Registration Statement (File No. 333-27953) on Form S-1, as amended, filed by Hanover Compressor Company under the Securities Act of 1933, as amended.

         (1)     Compensatory plan or arrangement required to be filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER COMPRESSOR COMPANY


BY:  /s/ Michael J. McGhan
   -----------------------------------------------
         Michael J. McGhan, President
         and Chief Executive Officer

Date:  March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                       DATE
---------                                  -----                       ----
  /s/ Michael J. McGhan           President and Chief               March 26, 1998
--------------------------        Executive Officer
Michael J. McGhan                 (Principal Executive
                                  Officer and Director)

  /s/ Curtis Bedrich              Chief Financial                   March 26, 1998
--------------------------        Officer and Treasurer
Curtis Bedrich                    (Principal Financial and
                                  Accounting Officer)

  /s/ Ted Collins, Jr.            Director                          March 26, 1998
--------------------------
Ted Collins, Jr.

  /s/ Robert R. Furgason          Director                          March 26, 1998
--------------------------
Robert R. Furgason


  /s/ William S. Goldberg         Director                          March 26, 1998
--------------------------
William S. Goldberg

  /s/ Melvyn N. Klein             Director                          March 26, 1998
--------------------------
Melvyn N. Klein

  /s/ Carl M.Koupal, Jr.          Director                          March 26, 1998
--------------------------
Carl M. Koupal, Jr.

  /s/ Michael A. O'Connor         Director                          March 26, 1998
--------------------------
Michael A. O'Connor

  /s/ Alvin V. Shoemaker          Director                          March 26, 1998
--------------------------
Alvin V. Shoemaker

 /s/ William E. Simon, Jr.        Director                          March 26, 1998
--------------------------
William E. Simon, Jr.


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hanover Compressor Company


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of common stockholders' equity present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Houston, Texas
February 12, 1998

HANOVER COMPRESSOR COMPANY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

(in thousands of dollars)                         1997                   1996

                  ASSETS
Current assets:
   Cash and cash equivalents                   $    4,561            $   7,322
   Accounts receivable, net                        41,041               28,012
   Inventory                                       32,860               18,134
   Costs and estimated earnings in excess
     of billings on uncompleted contracts           6,658                7,774
   Prepaid taxes                                    6,919                4,372
   Other current assets                             2,750                1,025
                                               ----------            ---------
      Total current assets                         94,789               66,639
                                               ----------            ---------
Property, plant and equipment:
   Compression equipment                          438,351              296,060
   Land and buildings                              10,544                5,236
   Transportation and shop equipment               14,589               10,788
   Other                                            6,824                3,892
                                               ----------            ---------
                                                  470,308              315,976
   Accumulated depreciation                       (76,238)             (49,570)
                                               ----------            ---------
      Net property, plant and equipment           394,070              266,406
                                               ----------            ---------
Intangible and other assets                        17,593                8,342
                                               ----------            ---------
                                               $  506,452            $ 341,387
                                               ==========            =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt        $    2,222            $     492
   Accounts payable, trade                         16,219                9,051
   Accrued liabilities                              9,088                8,214
   Advance billings                                 6,752                6,701
   Billings on uncompleted contracts in
     excess of costs and estimated earnings         2,481                  668
                                               ----------            ---------
        Total current liabilities                  36,762               25,126
Long-term debt                                    158,838              122,756
Other liabilities                                     899                1,161
Deferred income taxes                              21,682               15,449
                                               ----------            ---------
        Total liabilities                         218,181              164,492
                                               ----------            ---------
Commitments and contingencies (Note 14)
 Common stockholders' equity:
   Common stock, $.001 par value;
     100 million shares authorized;
     28,367,169 and 22,938,541 shares
     issued and outstanding, respectively              28                   23
   Additional paid-in capital                     268,588              171,342
   Notes receivable - employee stockholders       (10,748)              (6,770)
   Retained earnings                               30,621               12,518
   Treasury stock - 31,347 common shares,
     at cost                                         (218)                (218)
        Total common stockholders' equity      ----------            ---------
                                                  288,271              176,895
                                               ----------            ---------
                                               $  506,452            $ 341,387
                                               ==========            =========



   The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

(in thousands of dollars, except per share amounts) 1997           1996          1995

Revenues:
   Rentals and maintenance                        $ 110,939      $ 79,355      $48,354
   Compressor fabrication                            49,764        28,764       29,593
   Production equipment fabrication                  37,052        26,903       16,960
   Other                                              1,043           989        1,057
                                                  ---------      --------      -------
                                                    198,798       136,011       95,964
                                                  ---------      --------      -------
Expenses:
   Rentals and maintenance                           41,473        30,800       17,813
   Compressor fabrication                            41,584        24,657       25,265
   Production equipment fabrication                  26,375        19,574       13,178
   Selling, general and administrative               20,782        16,439       12,542
   Depreciation and amortization                     28,439        20,722       13,494
   Interest expense                                  10,728         6,594        4,560
                                                  ---------      --------      -------
                                                    169,381       118,786       86,852
                                                  ---------      --------      -------
Income before income taxes                           29,417        17,225        9,112
Provision for income taxes                           11,314         6,844        3,498
                                                  ---------      --------      -------
Net income                                        $  18,103      $ 10,381      $ 5,614
                                                  =========      ========      =======
Net income available to common stockholders:
   Net income                                     $  18,103      $ 10,381      $ 5,614
   Dividends on Series A and Series B
     preferred stock                                               (1,773)        (832)
   Fair value of subordinated notes in
     excess of carrying amount of Series
     A preferred stock                                             (3,794)
   Cash paid as an incentive to convert
     Series B preferred stock into common
     stock                                                         (1,400)
                                                  ---------      --------      -------
Net income available to common stockholders       $  18,103      $  3,414      $ 4,782
                                                  =========      ========      =======
Weighted average common and common equivalent
     shares outstanding:
   Basic                                             25,623        20,498       14,373
                                                  =========      ========      =======
   Diluted                                           27,345        22,023       15,358
                                                  =========      ========      =======
Earnings per common share:
   Basic                                          $    0.71      $   0.17      $  0.33
                                                  =========      ========      =======
   Diluted                                        $    0.66      $   0.16      $  0.31
                                                  =========      ========      =======


   The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

(in thousands of dollars)                                1997           1996          1995
Cash flows from operating activities:-
   Net income                                         $  18,103     $  10,381      $ 5,614
   Adjustments:
      Depreciation and amortization                      28,439        20,722       13,494
      Amortization of debt issuance costs
        and debt discount                                   892           547          405
      Gain on sale of assets                               (148)         (352)        (412)
      Deferred income taxes                               6,233         2,263          638
      Changes in assets and liabilities, net
        of effects of business combinations:
        Accounts receivable                             (13,010)       (8,522)      (8,307)
        Inventory                                       (14,726)       (4,552)      (5,230)
        Costs and estimated earnings versus
          billings on uncompleted contracts               2,929        (1,301)         671
        Accounts payable and other liabilities            7,728         3,309          424
        Advance billings                                     51           435        1,376
        Other                                            (4,272)       (2,654)         415
                                                      ---------     ---------      -------
          Net cash provided by operating
            activities                                   32,219        20,276        9,088
                                                      ---------     ---------      -------
Cash flows from investing activities:
   Capital expenditures                                (150,995)      (83,598)     (42,447)
   Proceeds from sale of fixed assets                     2,887         2,404        1,322
   Cash used for business acquisitions, net              (6,287)       (6,489)     (27,349)
   Cash used to acquire investments in
     unconsolidated subsidiaries                        (10,095)
                                                      ---------     ---------      -------
          Net cash used in investing activities        (164,490)      (87,683)     (68,474)
                                                      ---------     ---------      -------
Cash flows from financing activities:
   Net borrowings on revolving credit facility           63,681        50,700       (5,519)
   Proceeds from issuance of long-term debt               5,000                     16,500
   Issuance of common stock, net                         92,088        23,317       21,585
   Debt issuance costs                                     (687)         (498)        (796)
   Repayment of long-term debt                          (31,757)         (379)        (923)
   Purchase of treasury stock                                                         (218)
   Issuance of preferred stock and warrants                                         19,577
   Repayments of shareholder notes                        1,185
   Issuance of notes payable to stockholders                                        12,000
   Conversion of Series B preferred stock                              (1,400)
                                                      ---------     ---------      -------
          Net cash provided by financing
            activities                                  129,510        71,740       62,206
                                                      ---------     ---------      -------
Net increase (decrease) in cash and cash
  equivalents                                            (2,761)        4,333        2,820
Cash and cash equivalents at beginning
  of year                                                 7,322         2,989          169
                                                      ---------     ---------      -------

Cash and cash equivalents at end of year              $   4,561     $   7,322      $ 2,989
                                                      =========     =========      =======

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

(in thousands of dollars)                               1997           1996          1995
Supplemental disclosure of cash flow
  information:
   Interest paid                                      $  10,069     $   5,831     $  4,161
                                                      ---------     ---------     --------
   Income taxes paid                                  $   5,857     $   2,541     $  4,790
                                                      ---------     ---------     --------
Supplemental disclosure of noncash
  transactions:
   Debt issued for property, plant
     and equipment                                    $     379                   $    428
                                                      ---------                   --------
   Conversion of notes payable to
     Series A preferred stock                                                     $ 12,000
                                                                                  --------
   Common stock issued in exchange for
     notes receivable                                 $   5,163     $   2,101     $  2,574
                                                      ---------     ---------     --------
Acquisitions of businesses:
   Property, plant and equipment acquired                           $   6,714     $ 80,325
                                                                    ---------     -------
   Other noncash assets acquired                                                  $ 14,152
                                                                                  --------
   Liabilities assumed                                                            $(10,246)
                                                                                  --------
   Common stock issued                                              $    (225)    $(56,882)
                                                                    ---------     --------
Exchange of Series A preferred stock
  for subordinated notes:
   Amount assigned to subordinated notes                            $  21,792
                                                                    ---------
   Amount charged to retained earnings                              $  (3,794)
                                                                    ---------
Conversion of Series B preferred stock
  into common stock                                                 $  10,637
                                                                    ---------
Preferred stock dividend                                            $   1,741     $   832
                                                                    =========     =======



   The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

(amount in thousands, except share data)                                                    Notes
                                                                                         receivable -
                                          Common stock            Additional               employee
                                    --------------------------     paid-in      Treasury    stock-       Retained
                                       Shares         Amount       capital       stock      holders      earnings
Balance at January 1, 1995              13,068,500     $   13      $ 49,093                $ (2,095)      $  4,322

Acquisition of Gale Force                  181,700                    1,725
Exercise of stock options                    6,636                       46
Purchase of 31,347 common
  shares as treasury stock                                                      $   (218)
Issuance of common stock                 2,195,094          2        23,509                  (2,574)
Issuance of warrants to
  purchase common stock                                               5,540
Acquisition of PGN                          16,590                      157
Acquisition of Astra                     4,827,848          5        54,995
Net income                                                                                                   5,614
Accrual of dividends on
  redeemable preferred stock                                                                                  (832)
                                        ----------      -----      --------     --------    --------       -------
Balance at December 31, 1995            20,296,368         20       135,065         (218)     (4,669)        9,104

Issuance of common stock
  to employees                             251,220                    2,885                   (2,101)
Acquisition of New Prospect
  and Oxley                                 19,734                      225
Accrual of dividends on
  redeemable preferred stock                                                                                (1,773)
Fair value of subordinated notes
  in excess of carrying amount of
  Series A preferred stock                                                                                  (3,794)
Stock issuance for conversion
  of Series B preferred stock              800,308          1        10,636                                 (1,400)
Issuance of common stock                 1,570,911          2        22,531
Net income                                                                                                  10,381
                                      ------------      -----      --------     --------   --------        -------
Balance at December 31, 1996            22,938,541         23       171,342         (218)    (6,770)        12,518

Issuance of common stock                 5,163,843          5        92,083
Issuance of common stock to
  employees                                264,785                    5,163                  (5,163)
Repayment of employee
  shareholder notes                                                                           1,185
Net income                                                                                                  18,103
                                        ----------      -----      --------     --------   --------        -------
Balance at December 31, 1997            28,367,169      $  28      $268,588     $   (218)  $(10,748)       $30,621
                                        ==========      =====      ========     ========   ========        =======


   The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.       THE COMPANY, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Hanover Compressor Company is a leading provider of a broad array of natural gas compression rental, operations and maintenance services in the United States and select international markets. Hanover's compression services are complemented by its compressor and oil and gas production equipment fabrication operations.

         The accompanying consolidated financial statements include the accounts of Hanover Compressor Company and its subsidiaries ("Hanover" or the "Company"). Hanover is a Delaware corporation formed on October 17, 1990.

         On June 6, 1997, the Board of Directors approved an increase of authorized shares of preferred stock and common stock to 3,000,000 and 100,000,000 shares, respectively. In addition, the Board of Directors approved a 158-for-1 stock split of the Company's common stock. The stock split has been effected in the form of a stock dividend. All share and per share information included herein reflects the stock split.

         On June 30, 1997, Hanover issued 5,158,691 shares of common stock for cash of $92,020,000 (net of approximately $1,771,000 of equity issuance costs) in connection with the Company's initial public offering (the Offering).

         PRINCIPLES OF CONSOLIDATION
         The accompanying consolidated financial statements include Hanover and its wholly-owned subsidiaries. Operating results of businesses acquired are included after the acquisition dates. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated corporations in which the Company does not have a controlling interest are accounted for using the equity method.

         USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates are reasonable.

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         REVENUE RECOGNITION
         Revenue from equipment rentals is recorded when earned over the period of rental contracts which generally range from one month to five years.

         Compressor and production equipment fabrication revenue is recognized using the percentage-of-completion method. The Company estimates percentage-of-completion for compressor fabrication on a direct labor hour-to-total labor hour basis. Production equipment fabrication percentage-of-completion is estimated using the cost-to-cost basis.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 ANF 1995
--------------------------------------------------------------------------------

         CONCENTRATIONS OF CREDIT RISK
         Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and South America. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. Trade accounts receivable are recorded net of estimated doubtful accounts of $838,000 and $494,000 at December 31, 1997 and 1996, respectively.

         INVENTORY
         Inventory consists of parts used for fabrication or maintenance of natural gas compression units and production equipment, and also includes compression units and production equipment which are held for sale. Inventory is stated at the lower of cost or market using the average-cost method.

         PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

               Compression equipment                       4 to 25 years
               Buildings                                        30 years
               Transportation, shop equipment and other    3 to 12 years

         Effective January 1, 1996, the Company changed its estimate of the useful life of compression units from 12 years to 15 years. Prior to 1996, natural gas compression units in the rental fleet were depreciated using the straight-line method over an estimated useful life of 12 years. The effect of this change in estimate was a decrease in 1996 depreciation expense of $2,565,000 and an increase in net income of $1,546,000 ($.07 per common share). Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation expense was $27,789,000, $19,887,000 and $12,615,000 in 1997, 1996 and 1995,
         respectively.

         Assets under construction of $16,638,000 and $5,026,000 are included in compression equipment at December 31, 1997 and 1996, respectively.

         LONG-LIVED ASSETS
         The Company reviews for the impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

         INTANGIBLE ASSETS
         Effective January 1, 1996, the Company changed its estimate of the useful life of goodwill to 15 years. Prior to 1996, goodwill was amortized on a straight-line basis over an estimated useful life of 12 years. The effect of this change was immaterial in 1996.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 ANF 1995
--------------------------------------------------------------------------------

         At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of undiscounted cash flows from operations and operating income for subsidiaries having material goodwill balances.

         Included in intangibles and other assets are debt issuance costs, net of accumulated amortization, totaling $1,492,000 and $1,272,000 at December 31, 1997 and 1996, respectively. Such costs are generally amortized over the period of the respective debt agreements.

         STOCK-BASED COMPENSATION
         In accordance with Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and has provided in Note 10, pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

         INCOME TAXES
         The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.

         FOREIGN CURRENCY TRANSACTIONS
         The financial statements of subsidiaries outside the U.S., except those located in highly inflationary economies, are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments for the years ended December 31, 1997, 1996 and 1995 were not significant.

         EARNINGS PER COMMON SHARE
         The Company adopted Statement of Financial Accounting Standard No. 128 (FAS 128), "Earnings Per Share," beginning with the Company's fourth quarter of 1997. All prior period earnings per share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 ANF 1995
--------------------------------------------------------------------------------

         The reconciliation between the computations is as follows (table amounts in thousands, except per share data):

                  Net income
                  available
                   to common      Basic        Basic      Diluted     Diluted
                 shareholders     shares        EPS       shares        EPS
1997              $   18,103      25,623        .71       27,345        .66
1996                   3,414      20,498        .17       22,023        .16
1995                   4,782      14,373        .33       15,358        .31

         Included in diluted shares are common stock equivalents relating to options of 1,153,000, 956,000 and 416,000 in 1997, 1996 and 1995,
         respectively, and warrants of 569,000 in 1997, 1996 and 1995. The potential shares to be issued upon conversion of preferred stock in 1996 and 1995 are excluded from the computation of diluted EPS as the effect would be anti-dilutive.

         Diluted earnings per share in 1996 was $.46 per share before the effects of charging retained earnings for (i) $1,773,000 relating to dividends on redeemable preferred stock, (ii) $3,794,000 related to the exchange of all Series A preferred stock for subordinated notes and
         (iii) $1,400,000 related to the conversion of all Series B preferred stock to common stock.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts reported in the balance sheet for all financial instruments approximate fair value.

         RECLASSIFICATIONS
         Certain amounts in the 1996 and 1995 Statement of Cash Flows have been reclassified to conform to the 1997 presentation.

2.       ACQUISITIONS

         YEAR ENDED DECEMBER 31, 1997
         Effective September 29, 1997, the Company purchased certain compressors and buildings totaling $26,000,000 from an affiliate in a sale-leaseback transaction. The affiliate has the option to repurchase the assets ten years from the purchase date at the prevailing fair market value.

         Effective September 23, 1997, Hanover purchased Wagner Equipment, Inc. and Gas Tech Compression Services, Inc. for approximately $6,287,000 in cash. The acquisition was accounted for as a purchase; therefore, Hanover recorded the acquired assets at their estimated fair market value as of the acquisition date. Results of operations for 1997 were not materially impacted by the acquisition.

         Effective November 20, 1997, Hanover acquired 35% of the common stock of Collicutt Mechanical Services, Ltd. for approximately $5,608,000 in cash. The investment is accounted for using the equity method of accounting.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 ANF 1995
--------------------------------------------------------------------------------

         YEAR ENDED DECEMBER 31, 1996
         Effective February 1, 1996, Hanover acquired certain compressor rental assets of New Prospect Drilling Company and Oxley Petroleum for approximately $4,500,000 in cash and 19,734 shares of Hanover common stock valued at $225,000.

         Effective May 1, 1996, Hanover acquired certain compressor rental assets of Cactus Compression for $1,989,000 in cash.

         The 1996 acquisitions were accounted for using the purchase method of accounting; therefore, Hanover recorded the acquired assets and liabilities at their estimated fair market value.

         Net cash paid for the 1996 business acquisitions is as follows (unaudited, in thousands):


                Fair value of noncash assets acquired          $    6,714
                Common stock issued                                  (225)
                                                               ----------
                Net cash paid for acquisitions                 $    6,489
                                                               ==========


         Hanover's results of operations for 1996 were not materially impacted by the 1996 business acquisitions.

         YEAR ENDED DECEMBER 31, 1995
         Effective January 12, 1995, Hanover acquired certain compressor rental assets of CBC Compression for $2,775,000 in cash.

         Effective February 1, 1995, Hanover acquired the compressor rental assets of Gale Force Compression Services, Inc. for $9,655,000 in cash and 181,700 shares of Hanover common stock valued at $1,725,000.

         Effective February 24, 1995, Hanover acquired the production equipment fabrication assets of Smith Industries, Inc. for $2,683,000 in cash.

         Effective September 8, 1995, Hanover purchased Proyecto Gas Natural, C.A. ("PGN") for $6,333,000 in cash and 16,590 shares of Hanover common stock valued at $157,000.

         Effective December 5, 1995, Hanover purchased Astra Resources Compression, Inc. and subsidiaries ("Astra") in exchange for cash of $6,432,000 and 4,827,848 shares of Hanover common stock valued at $55,000,000.

         The 1995 acquisitions were accounted for using the purchase method of accounting; therefore, Hanover recorded the acquired assets and liabilities at their estimated fair market value.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 ANF 1995
--------------------------------------------------------------------------------

         Net cash paid for the 1995 acquisitions is as follows (in thousands):

                Fair value of noncash assets acquired         $   94,477
                Liabilities assumed                              (10,246)
                Common stock issued                              (56,882)
                                                              ----------

                Net cash paid for acquisitions                $   27,349
                                                              ==========

         The following unaudited pro forma information assumes that the 1995 acquisitions described above were consummated at the beginning of the periods presented. The pro forma information is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (unaudited, in thousands):


                                                                 Pro forma
                                                                 year ended
                                                                December 31,
                                                                    1995

                Revenue                                          $ 112,894
                Net income                                           6,867
                Earnings per common share - diluted              $     .30


3.       INVENTORY

         Inventory consisted of the following amounts (in thousands):


                                                  December 31,
                                          -------------------------
                                               1997           1996

                Parts and supplies        $   20,141     $   11,582
                Work in progress               8,766          6,219
                Finished goods                 3,953            333
                                          ----------     ----------

                                          $   32,860     $   18,134
                                          ==========     ==========

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
4.       COMPRESSOR AND PRODUCTION EQUIPMENT FABRICATION CONTRACTS

         Costs, estimated earnings and billings on uncompleted contracts are as follows (in thousands):


                                                                     December 31,
                                                               -------------------------
                                                                   1997           1996
                Costs incurred on uncompleted contracts        $   16,999    $     9,009
                Estimated earnings                                  3,850          2,598
                                                               ----------    -----------
                                                                   20,849         11,607
                Less - billings to date                           (16,672)        (4,501)
                                                               ----------    -----------

                                                               $    4,177    $     7,106
                                                               ----------    -----------

         Presented in the accompanying financial statements as follows (in thousands):


                                                                      December 31,
                                                               -----------------------
                                                                  1997          1996
             Costs and estimated earnings in excess of
              billings on uncompleted contracts                $   6,658     $   7,774
             Billings on uncompleted contracts in excess
              of costs and estimated earnings                     (2,481)         (668)
                                                               ---------     ---------
                                                               $   4,177     $   7,106
                                                               =========     =========


5.       INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consisted of the following (in thousands):


                                                                                December 31,
                                                                        ---------------------------
                                                                              1997           1996
         Goodwill                                                       $     6,006     $     6,006
         Investments in unconsolidated subsidiaries                           9,190
         Other                                                                6,800           8,330
                                                                        -----------     -----------
                                                                             21,996          14,336
         Accumulated amortization                                            (4,403)         (5,994)
                                                                        -----------     -----------
                                                                        $    17,593     $     8,342
                                                                        ===========     ===========

         Amortization of goodwill and other intangible assets totaled $650,000, $835,000 and $879,000 in 1997, 1996 and 1995, respectively.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

         The excess of the Company's investment in an unconsolidated subsidiary over the underlying net equity of $703,000 is being amortized on a straight-line basis over ten years and is included in other assets at December 31, 1997.

         Results of operations of the Company's investments in unconsolidated subsidiaries from the date of acquisition are not significant for 1997.

6.       LONG-TERM DEBT

         Long-term debt is as follows (in thousands):


                                                                               December 31,
                                                                     ---------------------------
                                                                           1997            1996

         Revolving credit facility                                   $   131,200      $   67,519
         Subordinated promissory notes, net of unamortized
          discount of $1,283 and $1,711                                   22,220          21,792
         Real estate mortgage, interest at 7.5%, secured by
          certain land and buildings, payable through 2002                 4,917
         Term loan facility                                                               30,000
         Other, interest at various rates, secured by equipment
          and other assets, net of unamortized discount                    2,723           3,937
                                                                     -----------      ----------
                                                                         161,060         123,248
         Less - current maturities                                        (2,222)           (492)
                                                                     -----------      ----------

                                                                     $   158,838      $  122,756
                                                                     ===========      ==========



         The Company's primary credit agreement provides for a $200,000,000 revolving credit facility which matures on December 17, 2002. Advances bear interest at the bank's prime or a negotiated rate (6.7% at December 31, 1997 and 1996). A commitment fee of 0.35% per annum on the average available commitment is payable quarterly.

         The credit agreement contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. The credit agreement also limits the payment of cash dividends on the Company's common stock to 25% of net income for the respective period.

         During 1997, the Company repaid its term loan facility prior to its scheduled maturity.

         During 1996, the Company exchanged subordinated notes for Series A preferred stock (Note 8). The subordinated notes mature on December 31, 2000. The notes bear interest at 7%, payable semi-annually.

         Maturities of long-term debt at December 31, 1997 are (in thousands):
         1998 - $2,222; 1999 - $373; 2000 - $22,595; 2001 - $380; 2002 -
         $134,835; and $655 thereafter.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

         In January 1998 and in connection with the revolving credit facility, the Company entered into a two-year interest rate swap agreement to manage interest rate exposure with a notional amount of $75,000,000 and a strike rate of 5.43%. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance.

7.       INCOME TAXES

         The components of income before income taxes were as follows (in thousands):


                                                                     Year ended December 31,
                                                               -------------------------------------
                                                                 1997           1996           1995
         Domestic                                              $ 23,596     $   15,780     $   9,267
         Foreign                                                  5,821          1,445          (155)
                                                               --------     ----------     ---------
                                                               $ 29,417     $   17,225     $   9,112
                                                               ========     ==========     =========


         The provision for income taxes consists of the following (in thousands):


                                                                          Year ended December 31,
                                                                   -------------------------------------
                                                                      1997          1996          1995
       Current tax expense:
        Federal                                                    $   3,308     $   3,625     $   2,640
        State                                                          1,281           720           220
        Foreign                                                          492           236
                                                                   ---------     ---------     ---------

             Total current                                             5,081         4,581         2,860
                                                                   ---------     ---------     ---------

       Deferred tax expense:
        Federal                                                        4,543         1,822           369
        State                                                            (23)          441           269
        Foreign                                                        1,713
                                                                   ---------     ---------     ---------
            Total deferred                                             6,233         2,263           638
                                                                   ---------     ---------     ---------
       Total provision                                             $  11,314     $   6,844     $   3,498
                                                                   =========     =========     =========

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

         The income tax expense for 1997, 1996 and 1995 resulted in effective tax rates of 38.5%, 39.7% and 38.4%, respectively. The reasons for the differences between these effective tax rates and the U.S.
         statutory rate of 35% are as follows (in thousands):


                                                                      Year ended December 31,
                                                               ------------------------------------
                                                                1997          1996          1995
         Federal income tax at statutory rates                 $ 10,296     $   6,028     $   3,189
         State income taxes, net of federal income
          tax benefit                                               817           755           318
         Foreign income taxes                                       226          (222)
         Other, net                                                 (25)          283            (9)
                                                               --------     ---------     ---------
                                                               $ 11,314     $   6,844     $   3,498
                                                               ========     =========     =========



         Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                 December 31,
                                                         ---------------------------
                                                            1997           1996
         Deferred tax assets:
            Net operating losses                         $     1,308     $     1,308
            Alternative minimum tax carryforward               9,473           7,109
            Other                                              1,343           2,210
                                                         -----------     -----------
         Gross deferred tax assets                            12,124          10,627
                                                         -----------     -----------
         Deferred tax liabilities:
            Property, plant and equipment                    (31,091)        (24,146)
            Other                                             (2,715)         (1,930)
                                                         -----------     -----------
         Gross deferred tax liabilities                      (33,806)        (26,076)
                                                         -----------     -----------
                                                         $   (21,682)    $   (15,449)
                                                         -----------     -----------



         The Company has net operating loss carryforwards at December 31, 1997 of $3,535,000 expiring in 2005 to 2009. Utilization of the net operating loss carryforward is limited to the taxable income generated by the parent company in each year. In addition, the Company has an alternative minimum tax credit carryforward of $9,473,000 which does not expire.

         The Company has not recorded a deferred income tax liability for additional income taxes that would result from the distribution of earnings of its foreign subsidiaries if they were actually repatriated. The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

8.       REDEEMABLE PREFERRED STOCK

         On August 7, 1995, Hanover issued, primarily to a major common stockholder, 21,602 shares of Series A preferred stock and warrants to purchase the Company's common stock for $21,602,000, of which $12,000,000 was a conversion of notes payable to stockholders. On the same date, Hanover issued 10,000 shares of Series B preferred stock for $10,000,000. Based upon an independent valuation, proceeds allocated to Series A preferred stock and warrants were $16,062,000 and $5,540,000, respectively.

         The Series A and Series B preferred stock had cumulative 6.5% dividend rates and certain liquidation and redemption preferences. Each share of Series A preferred stock was issued with a detachable warrant to purchase 26 shares of common stock at $.01 per common share. The Series B preferred stock was convertible to common stock at specified rates. The shares were convertible at the earlier of three years after the issuance of the shares, the sale or merger of the Company where Hanover was not the surviving corporation, or a person or group (as defined) controlled at least 50% of the total voting power. The Company has reserved 568,950 common shares for issuance upon exercise of the warrants.

         Accrued dividends on Series A and Series B preferred stock in 1995 of $568,000 and $264,000, respectively, were paid in shares of Series A and Series B preferred stock. Accrued dividends in 1996 were $1,368,000 on Series A and $373,000 on Series B preferred stock.

         In December 1996, the Company exchanged all of the issued and outstanding shares of the Series A preferred stock for subordinated notes. At the exchange date, the fair market value of the subordinated notes was $21,792,000 and a debt issuance discount of $1,711,000 was recorded by the Company. The $3,794,000 excess of the fair value of the subordinated notes over the $17,998,000 recorded for the Series A preferred stock has been charged to retained earnings.

         In December 1996, the Company converted all of the issued and outstanding shares of the Series B preferred stock into 800,308 shares of the Company's common stock and paid a conversion premium of $1,400,000.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

         Redeemable preferred stock activity is as follows (in thousands):


                                                                SERIES A         SERIES B
                                                                 PREFERRED       PREFERRED
                                                                 STOCK            STOCK

         Issuance of preferred stock                               16,062           10,000
         Accrued dividends                                            568              264
                                                              -----------      -----------

         Balance at December 31, 1995                              16,630           10,264

         Accrued dividends                                          1,368              373
         Exchange of Series A preferred stock for
           subordinated notes                                     (17,998)
         Conversion of Series B preferred stock to
           common stock                                                            (10,637)
                                                              -----------      -----------

         Balance at December 31, 1996                                  --               --
                                                              ===========      ===========


9.       COMMON STOCKHOLDERS' EQUITY

         NOTES RECEIVABLE-EMPLOYEE STOCKHOLDERS
         Under various stock purchase plans, the Company's employees are eligible to purchase shares of Hanover stock at fair market value in exchange for cash and/or notes receivable. The notes are secured by the common stock and the general credit of the employee, bear interest at a prime rate, and are generally payable on demand or at the end of a four-year period. The notes have been recorded as a reduction of common stockholders' equity.

         In addition and in connection with the Offering, the Company issued 264,785 shares of common stock to employees at the Offering price of $19.50 in exchange for employee notes receivable. The notes bear interest at a prime rate, are secured by the common stock and the general credit of the employee, and mature in June 2001.

         OTHER
         As of December 31, 1997, warrants to purchase 568,950 shares of common stock at $.01 per share were outstanding. The warrants were issued in connection with the Series A preferred stock and provide for vesting 20% at the time of issuance and, thereafter, increasing incrementally on a monthly basis over the subsequent three years. At December 31, 1997, 455,160 warrants were vested and expire in August 2005.

         In February 1997, Hanover issued 5,152 shares of common stock for cash to a trust for the benefit of a member of the Company's outside legal counsel.

         See Notes 1, 2, 8 and 10 for a description of other common stock transactions.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

10.      STOCK OPTIONS

         The Company has employee stock option plans which provide for the granting of options to purchase common shares. The options are generally issued at fair market value on the date of grant and are exercisable over a ten-year period. Vesting of stock options issued prior to June 1997 was accelerated as a result of completion of the initial public offering. Accordingly, during 1997 the Company recognized a charge of $269,000 related to unamortized compensation expense on options issued at less than fair market value on the date of grant. During 1996 and 1995, compensation expense of $109,000 and $47,000 was recognized on options granted at less than fair market value.

         Effective June 30, 1997, 1,015,323 options to purchase common stock were issued to employees at the Offering price ($19.50). The options vest over the following schedule, which may be accelerated upon a change in control.

                           Year 1                    10%
                           Year 2                    30%
                           Year 3                    60%
                           Year 4                   100%


         The following is a summary of stock option activity for the years ended December 31, 1997, 1996 and 1995:


                                                                                       WEIGHTED AVERAGE
                                                                SHARES                 PRICE PER SHARE

         Options outstanding, December 31, 1994                2,133,154                   4.65

            Options granted                                      168,270                   8.57
            Options canceled
            Options exercised                                     (6,636)                  0.01
                                                               ---------

         Options outstanding, December 31, 1995                2,294,788                   4.93

            Options granted                                      105,386                   9.03
            Options canceled
            Options exercised
                                                               ---------

         Options outstanding, December 31, 1996                2,400,174                   5.11
                                                               ---------
            Options granted                                    1,015,323                  19.50
            Options canceled                                      (1,138)                 10.55
            Options exercised
                                                               ---------

         Options outstanding, December 31, 1997                3,414,359                   9.39
                                                               =========



HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

         OPTIONS OUTSTANDING DECEMBER 31, 1997
         All options granted prior to December 31, 1996 were exercisable at December 31, 1997. No options granted under the 1997 plan were exercisable at December 31, 1997.

         The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997:


                                           OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                            ---------------------------------------------------  --------------------------
                                                  WEIGHTED            WEIGHTED                     WEIGHTED
             RANGE OF                              AVERAGE            AVERAGE                      AVERAGE
             EXERCISE                             REMAINING           EXERCISE                     EXERCISE
              PRICES             SHARES          LIFE IN YEARS         PRICE          SHARES        PRICE

         $0.01 - $4.59         1,776,074             5.4              $  4.46      1,776,074      $   4.46
         $4.60 - $6.96           421,386             5.6                 5.33        421,386          5.33
         $6.97 - $10.13          130,476             7.6                 9.54        130,476          9.54
         $10.14 - $13.92          71,100             8.5                11.86         71,100         11.86
         $13.93 - $19.50       1,015,323             9.5                19.50


         The weighted average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $8.58, $5.54 and $4.03, per option during 1997, 1996 and 1995, respectively. The weighted average fair values at date of grant for options where the exercise price does not equal the market price of the stock on the grant date were $10.54 and $3.98 per option during 1996 and 1995, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                1997             1996          1995

         Expected life                           6 years         10 years      10 years
         Interest rate                           6.7%             6.3%          5.7%
         Volatility                               30%               0%            0%
         Dividend yield                            0%               0%            0%


         Stock-based compensation costs computed in accordance with FAS 123, would have reduced pretax income by $1,369,000, $237,000 and $52,000 in 1997, 1996 and 1995, respectively. The after-tax impact for 1997, 1996 and 1995, respectively, was $842,000, $156,000 and $34,000 if the fair value of the options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma impact on net income would have reduced basic and diluted earnings per share by $.03 per share in 1997 and by less than $.01 per share during 1996 and 1995. The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

11.      BENEFIT PLANS

         The Company's 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. The Company did not make a matching contribution for the years ended December 31, 1997, 1996 or 1995.

12.      OTHER FINANCIAL INFORMATION

         Accrued liabilities comprised the following (in thousands):


                                                                                DECEMBER 31,
                                                                            1997          1996

         Accrued salaries and wages                                    $      801     $   1,196
         Accrued bonuses                                                    1,151           873
         Accrued taxes                                                        749         1,010
         Accrued other                                                      6,387         5,135
                                                                       ----------     ---------

                                                                       $    9,088     $   8,214
                                                                       ==========     =========



13.      RELATED PARTY TRANSACTIONS

         Hanover and GKH Partners, L.P., a major stockholder of the Company, have entered into an agreement whereby in exchange for investment banking and financial advisory services rendered and to be rendered by the major stockholder, the Company has agreed to pay a fee to GKH Partners, L.P. equal to .75% of the equity value of the Company determined and payable at such time as (1) a disposition of shares of the Company's common stock resulting in GKH Partners, L.P. owning less than 25% of the outstanding common stock or (2) any other transaction occurs resulting in the effective sale of the Company or its business by the current owners.

         In June 1995, several common stockholders of the Company loaned the Company $12,000,000 at an interest rate of prime plus 5% per annum with a maturity of March 31, 2002. These loans were repaid in August 1995 through the issuance of Series A preferred stock. This Series A preferred stock was exchanged in December 1996 for subordinated promissory notes.

         In connection with stock offerings to management, the Company has received notes from employees for shares purchased. The total amounts owed to the Company at December 31, 1997 and 1996 are $10,748,000 and $6,770,000, respectively. Total interest accrued on the loans is $585,000 and $399,000 as of December 31, 1997 and 1996, respectively.

         The Company had a credit agreement with Joint Energy Development Investments Limited Partnership, a common stockholder, that was repaid in 1997. Interest expense in 1997, 1996 and 1995 was $1,388,000,
         $2,548,000 and $81,900, respectively. The Company also leases compressors to affiliates of Enron Capital and Trade Resources Corp., an affiliate of Joint Energy Development Investments Limited Partnership. Rentals of $1,034,000, $701,000 and $375,000 were paid by affiliates of Enron in 1997, 1996 and 1995, respectively.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

         The Company leases compressors to other companies owned or controlled by or affiliated with related parties. Rental and maintenance revenues billed to these related parties totaled $1,035,000, $3,429,000 and $1,071,000 during 1997, 1996 and 1995, respectively.

         See Note 2 for a description of a sale-leaseback transaction with a related party, Note 8 for a description of redeemable preferred stock transactions with related parties and Note 9 for a description of common stock transactions with related parties.

14.      COMMITMENTS AND CONTINGENCIES

         Rent expense for 1997, 1996 and 1995 was approximately $376,000, $440,000 and $332,000, respectively. Commitments for future minimum lease payments are not significant at December 31, 1997.

         In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position or operating results.

         The Company has no commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position or operating results.

15.      INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

         The Company has three principal industry segments: Rentals and Maintenance, Compressor Fabrication and Production Equipment Fabrication. The Rentals and Maintenance Segment provides natural gas compression rental and maintenance services to meet specific customer requirements. The Compressor Fabrication Segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------

     The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 1997, 1996 and 1995.

     INDUSTRY SEGMENTS

(in thousands of dollars)        RENTALS                     PRODUCTION
                                   AND         COMPRESSOR     EQUIPMENT                       ELIMINA-       CONSOLI-
                               MAINTENANCE    FABRICATION    FABRICATION    CORPORATE          TIONS          DATED
1997:
   Sales to unaffiliated
     customers                  $  110,939     $  49,764      $  37,052     $     1,043                     $  198,798
   Intersegment sales                8,975        48,072            462                     $   (57,509)
                                ----------     ---------      ---------     -----------     -----------     ----------
        Total revenues             119,914        97,836         37,514           1,043         (57,509)       198,798
   Operating income (loss)          30,630         6,351          6,621          (3,457)                        40,145
   Identifiable assets             458,783        30,088         13,020           4,561                        506,452
   Capital expenditures            146,085           993          3,917                                        150,995
   Depreciation and
     amortization                   27,173           554            712                                         28,439

1996:
   Sales to unaffiliated
     customers                  $   79,355     $  28,764      $  26,903     $       989                     $  136,011
   Intersegment sales                3,071        36,851            526                     $   (40,448)
                                ----------     ---------      ---------     -----------     -----------     ----------
        Total revenues              82,426        65,615         27,429             989         (40,448)       136,011
   Operating income (loss)          21,192         2,300          3,342          (3,015)                        23,819
   Identifiable assets             299,760        14,550         19,755           7,322                        341,387
   Capital expenditures             82,156           578            864                                         83,598
   Depreciation and
     amortization                   19,654           490            578                                         20,722

1995:
   Sales to unaffiliated
     customers                  $   48,354     $  29,593      $  16,960     $     1,057                     $   95,964
   Intersegment sales                3,500        13,384            269                     $   (17,153)
                                ----------     ---------      ---------     -----------     -----------     ----------
        Total revenues              51,854        42,977         17,229           1,057         (17,153)        95,964
   Operating income (loss)          12,318         2,449            773          (1,868)                        13,672
   Identifiable assets             224,934         8,927         15,463           2,989                        252,313
   Capital expenditures             39,423           499          2,525                                         42,447
   Depreciation and
     amortization                   13,056           291            147                                         13,494




HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------

     GEOGRAPHIC DATA

(in thousands of dollars)                 UNITED        SOUTH        ELIMINA-
                                          STATES      AMERICA(1)      TIONS        CONSOLIDATED
1997:
   Sales to unaffiliated customers      $ 176,045     $  22,753                     $ 198,798
   Transfers between geographic
     areas                                 22,792         1,200    $ (23,992)
                                        ---------     ---------    ---------       ----------
        Total revenue                     198,837        23,953      (23,992)         198,798
   Operating income (loss)                 31,969         8,176                        40,145
   Identifiable assets                    406,602        99,850                       506,452
   Capital expenditures                   114,450        36,545                       150,995
   Depreciation and amortization           24,527         3,912                        28,439
1996:
   Sales to unaffiliated customers        124,324        11,687                       136,011
   Transfers between geographic
     areas                                  6,629         1,200       (7,829)
                                        ---------     ---------    ---------       ----------
        Total revenue                     130,953        12,887       (7,829)         136,011
   Operating income (loss)                 20,970         2,849                        23,819
   Identifiable assets                    262,175        79,212                       341,387
   Capital expenditures                    76,996         6,602                        83,598
   Depreciation and amortization           18,280         2,442                        20,722

         Foreign operations for 1995 were not significant.

         (1) Primarily consists of operations in Argentina and Venezuela.

         Revenues include sales to unaffiliated customers and intersegment sales. Intersegment sales are accounted for at cost and are eliminated in consolidation. Operating income represents revenues less operating expenses and does not include the effect of interest expense and income taxes. Identifiable assets are those tangible and intangible assets that are identified with the operations of a particular industry segment or geographic region, or which are allocated when used jointly. Corporate assets consist of cash and cash equivalents. Capital expenditures include fixed asset purchases and assets acquired in business acquisitions.

         No single customer accounts for 10% or more of the Company's revenues.

HANOVER COMPRESSOR COMPANY
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA
-------------------------------------------------------------------------------

The table below sets forth selected unaudited financial information for each quarter of the last two years:

(in thousands, except per share amounts)           1ST             2ND             3RD            4TH
                                                 QUARTER         QUARTER         QUARTER        QUARTER
1996
Revenue                                         $   25,469     $   30,434      $   35,246     $   44,862
Gross margin                                        13,029         14,229          15,842         17,880
Net income                                           2,192          2,195           2,969          3,025
Earnings per common and common
  equivalent share: (1)
   Basic                                        $     0.08     $     0.08      $     0.12    $    (0.11)
   Diluted                                      $     0.08     $     0.08      $     0.11    $    (0.11)

1997
Revenue                                         $   40,924     $   49,197      $   51,467     $   57,210
Gross margin                                        19,120         20,617          23,205         26,424
Net income                                           3,394          3,476           5,137          6,096
Earnings per common and common
  equivalent share: (1)
   Basic                                        $     0.15     $     0.15      $     0.18     $     0.22
   Diluted                                      $     0.14     $     0.14      $     0.17     $     0.20

(1) Earnings per common share reflect adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

                               INDEX TO EXHIBITS

    Exhibit
    Number                                 Description
    -------                                -----------

    3.1*                  Amended and Restated Certificate of Incorporation of the Company
    3.2*                  Amended and Restated By-laws of the Company
    3.3*                  Certificate of Amendment of Certificate of Incorporation of the Company filed March 8, 1996
    3.4*                  Second Certificate of Amendment of Certificate of Incorporation of the Company filed June 24, 1997
    4.1*                  Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, among the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto
    4.10*                 Form of Warrant Agreement
    4.11*                 Specimen Stock Certificate
    4.12*                 Form of Second Amended and Restated Stockholders Agreement of Hanover Compressor Company dated as of June, 1997
    4.13*                 Form of Amended and Restated Stockholders Agreement (JEDI) dated as of May, 1997
    4.14*                 Form of Amended and Restated Stockholders Agreement (Westar Capital, Inc.) dated as of May, 1997
    4.15*                 Form of Amended and Restated Stockholders Agreement (HEHC) dated as of May, 1997
    10.1*                 Second Amended and Restated Credit Agreement, dated as of December 19, 1995, by and between
                          Hanover, The Chase Manhattan Bank (formerly known as Chemical Bank), a New York banking corporation as Agent and several banks that are parties thereto.
    10.2*                 Loan Agreement, dated as of December 19, 1995, by and between Hanover, Joint Energy Development
                          Investment Partnership as Agent and several banks that are parties thereto
    10.3*                 Management Fee Letter, dated November 14, 1995 between GKH Partners, L.P. and the Company
    10.4*(1)              Hanover Compressor Company Senior Executive Stock Option Plan
    10.5*(1)              1993 Hanover Compressor Company Management Stock Option Plan
    10.6*(1)              Hanover Compressor Company Incentive Option Plan
    10.7*(1)              Amendment and Restatement of Hanover Compressor Company Incentive Option Plan
    10.8*(1)              Hanover Compressor Company 1995 Employee Stock Option Plan
    10.9*(1)              Hanover Compressor Company 1995 Management Stock Option Plan
    10.10*(1)             Hanover Compressor Company 1996 Employee Stock Option Plan
    10.11*                OEM Sales and Purchase Agreement, between Hanover Compressor Company and the Waukesha Engine
                          Division of Dresser Industries, Inc.
    10.12*                Distribution Agreement, dated February 23, 1995, between Ariel Corporation and Maintech
                          Enterprises, Inc.
    10.13*                Exclusive Distribution Agreement, dated as of February 23, 1995 by and between Hanover/Smith,
                          Inc. and Uniglam Resources, Ltd.

    10.14*                Lease Agreement with Option to Purchase dated as of February 24, 1995 between Smith Industries,
                          Incorporated and Hanover/Smith, Inc.
    10.15*                Lease Agreement, dated December 4, 1990, between Hanover Compressor Company and Ricardo J.
                          Guerra and Luis J. Guerra as amended
    10.16*                Lease Agreement, dated as of March 31, 1995 between Hanover Compressor Company and Smith
                          Industries, Incorporated
    10.17*                Lease Agreement with Option to Purchase, dated June 8, 1993 between C&M Land Account and
                          Hanover Compressor Company
    10.18*                Indemnification Agreement, dated as of December 5, 1995, between Hanover Compressor Company and
                          Western Resources (formerly Astra Resources, Inc.)
    10.19*                Put Agreement, dated December 5th, 1995, by and between Western Resources, Inc. (formerly Astra
                          Resources, Inc.) an Hanover Compressor Company and Hanover Acquisition Corporation (formerly
                          Astra Resources Compression, Inc.)
    10.20*                Exchange and Subordinated Loan Agreement dated as of December 23, 1996, among the Company and
                          GKH Partners, L.P., GK December 23, 1996, among the Company and GKH Partners, L.P., GK
                          Investments, L.P., IPP95, L.P., Hanna Investment Group, Ott Candies, Inc., Phyllis S. Hojel,
                          Ted Collins, Jr. and L.O. Ward
    10.21*                Cooperation Agreement dated January 16, 1997 among the Company, Wartsila and Wartsila
                          Compression Services, GMBH
    10.22*                Distributorship Agreement dated January 16, 1997 between the Company and Wartsila Compression
                          Services
    10.23*(1)             1997 Stock Option Plan, as amended
    10.24*(1)             1997 Stock Purchase Plan
    10.27*                Exchange Agreement by and between Hanover Compressor Company and JEDI, dated December 23, 1996
    10.30                 Credit Agreement, dated as of December 15, 1997, by and between the Company, The Chase Manhattan
                          Bank, a New York banking corporation as Administrative Agent and several banks and other financial institutions that are parties thereto
    10.31                 Subsidiaries'Guarantee, dated as of December 15, 1997, by certain of the Company's subsidiaries in favor of The Chase Manhattan Bank, as agent
    21.1*                 List of Subsidiaries
    27.1                  Financial Data Schedule

-----------------
*       Incorporated by reference to [the corresponding numbered
        Exhibit] to the Registration Statement (File No. 333-27953) on Form S-1, as amended, filed by Hanover Compressor Company under the Securities Act of 1933, as amended.

         (1)     Compensatory plan or arrangement required to be filed.