Form 10-Q
period 1998-06-30
HANOVER COMPRESSOR CO
filed 1998-08-14
CIK 909413

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes      X
No


As of August 6, 1998 there were 28,528,899 shares of the Company's common stock, $0.001 par value, outstanding.

                           HANOVER COMPRESSOR COMPANY
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                              June 30, 1998    December 31,
                                                                               (unaudited)         1997
                                                                              -------------    ------------
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                    $   5,550         $   4,561
   Accounts receivable, net                                                        52,072            41,041
   Inventory                                                                       51,543            32,860
   Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                    7,081             6,658
   Prepaid taxes                                                                    6,965             6,919
   Other current assets                                                             5,322             2,750
                                                                                ---------         ---------

        Total current assets                                                      128,533            94,789
                                                                                ---------         ---------

Property, plant and equipment:
   Compression equipment                                                          529,802           438,351
   Land and buildings                                                              12,391            10,544
   Transportation and shop equipment                                               17,940            14,589
   Other                                                                            8,357             6,824
                                                                                ---------         ---------
                                                                                  568,490           470,308
   Accumulated depreciation                                                       (94,117)          (76,238)
                                                                                ---------         ---------
        Net property, plant and equipment                                         474,373           394,070
                                                                                ---------         ---------

Intangible and other assets                                                        23,925            17,593
                                                                                ---------         ---------

                                                                                $ 626,831         $ 506,452
                                                                                =========         =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                         $   1,732         $   2,222
   Accounts payable, trade                                                         16,840            16,219
   Accrued liabilities                                                             21,788             9,088
   Advance billings                                                                 7,573             6,752
   Billings on uncompleted contracts in excess of
           costs and estimated earnings                                             2,952             2,481
                                                                                ---------         ---------

        Total current liabilities                                                  50,885            36,762

Long-term debt                                                                    242,654           158,838
Other obligations                                                                     895               899
Deferred income taxes                                                              30,986            21,682
                                                                                ---------         ---------

        Total liabilities                                                         325,420           218,181
                                                                                ---------         ---------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 100 million shares authorized; 28,524,317
        (unaudited) and 28,367,169 shares issued,
        Respectively                                                                   29                28
   Additional paid-in capital                                                     268,429           268,588
   Notes receivable - employee stockholders                                       (10,673)          (10,748)
   Retained earnings                                                               43,844            30,621
   Treasury stock - 31,347 common shares, at cost                                    (218)             (218)
                                                                                ---------         ---------

        Total stockholders' equity                                                301,411           288,271
                                                                                ---------         ---------

                                                                                $ 626,831         $ 506,452
                                                                                =========         =========


          See accompanying notes to consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                Three months              Six months
                                                               ended June 30,            Ended June 30,
                                                           ---------------------     ---------------------
                                                             1998         1997         1998         1997
                                                           --------     --------     --------     --------
Revenues:
   Rentals and maintenance                                 $ 42,609     $ 26,256     $ 77,781     $ 50,576
   Compressor fabrication                                    15,691       13,946       31,975       21,473
   Production equipment fabrication                           9,149        8,690       18,107       17,362
   Other                                                      1,484          305        2,519          709
                                                           --------     --------     --------     --------
                                                             68,933       49,197      130,382       90,120
                                                           --------     --------     --------     --------
Expenses:
   Rentals and maintenance                                   17,800       10,206       31,084       19,661
   Compressor fabrication                                    13,245       12,138       26,978       18,497
   Production equipment fabrication                           5,925        6,236       11,946       12,226
   Selling, general and administrative                        6,737        4,713       12,785        9,405
   Depreciation and amortization                              9,988        7,059       19,102       13,305
   Interest expense                                           3,796        3,099        6,881        5,670
                                                           --------     --------     --------     --------
                                                             57,491       43,451      108,776       78,764
                                                           --------     --------     --------     --------
Income before income taxes                                   11,442        5,746       21,606       11,356
Provision for income taxes                                    4,470        2,270        8,383        4,486
                                                           --------     --------     --------     --------
Net income                                                 $  6,972     $  3,476     $ 13,223     $  6,870
                                                           ========     ========     ========     ========




Weighted average common Equivalent shares outstanding:
         Basic                                               28,519       22,912       28,490       22,911
                                                           --------     --------     --------     --------
         Diluted                                             30,244       24,535       30,124       24,500
                                                           --------     --------     --------     --------

Earnings per common share
         Basic                                             $   0.24     $   0.15     $   0.46     $   0.30
                                                           --------     --------     --------     --------
         Diluted                                           $   0.23     $   0.14     $   0.44     $   0.28
                                                           --------     --------     --------     --------


          See accompanying notes to consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                     Six Months
                                                                    Ended June 30,
                                                                ----------------------
                                                                  1998          1997
                                                                --------      --------
Cash flows from operating activities:

  Net income                                                    $ 13,223      $  6,870
  Adjustments:
      Depreciation and amortization                               19,102        13,305
      Amortization of debt issuance and debt discount                374           504
      Gain on sale of assets                                      (1,822)         (158)
      Deferred income taxes                                        4,031         3,737
      Changes in assets and liabilities:
           Accounts receivable                                   (10,691)       (2,337)
           Inventory                                             (18,210)      (16,139)
           Costs and estimated earnings versus billings on
               uncompleted contracts                                  48         3,812
           Accounts payable and other liabilities                 12,958         5,020
           Advance billings                                          821           202
           Other                                                  (4,120)       (3,969)
                                                                --------      --------

Net cash provided by operating activities                         15,714        10,847

Cash flows from investing activities:
  Cash used for business acquisition                             (17,137)           --
  Capital expenditures                                           (87,469)      (52,991)
  Proceeds from sale of fixed assets                               6,955           888
                                                                --------      --------

Net cash used in investing activities                            (97,651)      (52,103)

Cash flows from financing activities:
  Net borrowings on revolving credit facility                     83,800        41,000
  Repayments of shareholder notes                                     75            --
  Equity issuance costs                                             (162)           --
  Cash received from exercise of stock options and warrants            5            --
  Issuance of common stock                                            --            75
  Debt issuance costs                                               (104)          (12)
  Repayment of long-term debt                                       (688)       (1,167)
  Other                                                               --         1,180
                                                                --------      --------

Net cash provided by financing activities                         82,926        41,076
                                                                --------      --------

Net increase/(decrease) in cash and cash equivalents                 989          (180)

Cash and cash equivalents at beginning of period                   4,561         7,322
                                                                --------      --------

Cash and cash equivalents at end of period                      $  5,550      $  7,142
                                                                ========      ========


Supplemental disclosure of cash flow information:
  Interest paid                                                 $  6,354      $  3,960
  Income taxes paid                                             $  1,058      $  3,418

Supplemental disclosure of noncash transactions:
  Increase in notes receivable for property, plant
  and equipment                                                 $  1,500

 Acquisitions of businesses:
  Property, plant and equipment acquired                        $ 17,156
  Other noncash assets acquired                                 $  5,613
  Liabilities assumed                                           $    359
  Deferred taxes                                                $  5,273



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

        EARNINGS PER COMMON SHARE

        The Company adopted Statement of Financial Accounting Standard No. 128 (FAS 128), "Earnings Per Share," beginning with the Company's fourth quarter of 1997. All prior period earnings per share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Included in diluted shares are common stock equivalents relating to options of 1,219,000 and 1,020,000 and warrants of 414,000 and 569,000 for the six months ended June 30, 1998 and 1997, respectively.

        OTHER COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Standard No. 130 (FAS 130), "Reporting Comprehensive Income," in the first quarter of 1998. For the six months ended June 30, 1998 and 1997, there were no significant differences between net income and comprehensive income.


2.      INVENTORIES

        Inventory consisted of the following amounts (in thousands):

                                                             June 30,              December 31,
                                                               1998                    1997
                                                             --------              ------------
                                                            (unaudited)
         Parts and supplies                                  $ 30,127                $ 20,141
         Work in progress                                      15,864                   8,766
         Finished goods                                         5,552                   3,953
                                                             --------                --------
                                                             $ 51,543                $ 32,860
                                                             ========                ========

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


4.       SUBSEQUENT EVENTS

         As of July 22, 1998, the Company completed a $200 million, 5 year lease transaction arranged by Chase Securities Inc. The transaction has been structured as a sale lease back of compression equipment with a newly formed Trust and will be accounted for as an operating lease. Under the agreement, the compression equipment was sold to the Trust and leased back by the Company for a 5 year period and will continue to be deployed by the Company under it's normal operating procedures. The transaction resulted in a gain on sale of approximately $41 million which will be deferred for the lease term duration. The lease also provides a residual guarantee of approximately $167 million. Additionally, the Company has the option to repurchase the equipment from the Trust at any time for approximately $200 million.

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

GENERAL

     The Company is a leading provider of a broad array of natural gas compression rental, operations and maintenance services in the United States and select international markets. The Company's operations consist of providing gas compression services through renting, maintaining and operating natural gas compressors and engineering, fabricating and selling gas compression and oil and gas production equipment. As of June 30, 1998, the Company had a fleet of 2,564 compression rental units with an aggregate capacity of approximately 898,000 horsepower. The Company's products and services are essential to the production, transportation, processing and storage of natural gas and are provided primarily to energy producers and processors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES

     The Company's total revenues increased by $19.7 million, or 40%, to $68.9 million during the three months ended June 30, 1998 from $49.2 million during the three months ended June 30, 1997. The increase resulted both from growth of the Company's natural gas compressor rental fleet as well as increased demand for both compressor equipment and production equipment fabrication.

     Revenues from rentals and maintenance increased by $16.3 million, or 62%, to $42.6 million during the three months ended June 30, 1998 from $26.3 million during the three months ended June 30, 1997. Domestic revenues from rentals and maintenance increased by $9.5 million, or 46%, to $30.4 million during the three months ended June 30, 1998 from $20.9 million during the three months ended June 30, 1997. International revenues from rentals and maintenance increased by $6.8 million, or 125%, to $12.2 million during the three months ended June 30, 1998 from $5.4 million during the three months ended June 30, 1997. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet and increased part sales.

     Revenues from the fabrication and sale of compressor equipment to third parties increased by $1.7 million, or 13%, to $15.7 million during the three months ended June 30, 1998 from $13.9 million during the three months ended June 30, 1997. During the three months ended June 30, 1998, an aggregate of approximately 60,000 horsepower of compression equipment was fabricated, 47% of which was placed in the rental fleet and 53% of which was sold to third party customers. During the three months ended June 30, 1997, approximately 39,000 horsepower was fabricated, 30% of which was placed in the Company's rental fleet and 70% of which was sold to third party customers. The increase in horsepower produced resulted from increased demand in the overall natural gas compression market.

     Revenues from the fabrication and sale of production equipment increased by $0.5 million, or 5%, to $9.2 million during the three months ended June 30, 1998 from $8.7 million during the three months ended June 30, 1997.

EXPENSES

     Rentals and maintenance operating expenses increased by $7.6 million, or 74%, to $17.8 million during the three months ended June 30, 1998 from $10.2 million during the three months ended June 30, 1997. The increase resulted primarily from the corresponding 62% increase in revenues from rentals and maintenance which included increased part sales during the three months ended June 30, 1998 over the corresponding period in 1997.

     Operating expenses of compressor fabrication increased by $1.1 million, or 9%, to $13.2 million during the three months ended June 30, 1998 from $12.1 million during the three months ended June 30, 1997. This expense increase was a result of the corresponding increase in compressor fabrication revenue. The operating expenses attributable to production equipment fabrication decreased by $0.3 million, or -5%, to $5.9 million during the three months ended June 30, 1998 from $6.2 million during the three months ended June 30, 1997. The decrease in these expenses resulted from improved efficiency in production equipment fabrication operations.

     Selling, general and administrative expenses increased $2.0 million, or 43%, to $6.7 million during the three months ended June 30, 1998 from $4.7 million during the three months ended June 30, 1997. The increase in these expenses resulted from the increased activity in the Company's rental and maintenance and compressor fabrication business segments as described above.

     Depreciation and amortization increased by $2.9 million, or 42%, to $10.0 million during the three months ended June 30, 1998 from $7.1 million during the three months ended June 30, 1997. The increase resulted from expansion of the rental fleet and other capital expenditures which increased the amount invested in property, plant and equipment from approximately $366 million at June 30, 1997 to approximately $568 million at June 30, 1998.

INTEREST EXPENSE

Interest expense increased by $.7 million, or 23%, to $3.8 million during the three months ended June 30, 1998 from $3.1 million during the three months ended June 30, 1997. The interest expense increase resulted from new indebtedness incurred to finance the capital expenditures for property, plant and equipment.

INCOME TAXES

     The provision for income taxes increased by $2.2 million, or 97%, to $4.5 million during the three months ended June 30, 1998 from $2.3 million during the three months ended June 30, 1997. The increase resulted primarily from the corresponding increase in income before taxes. The average effective income tax rate during the three months ended June 30, 1998 and 1997 was 39% and 40%, respectively.

NET INCOME

     Net income increased $3.5 million, or 101%, to $7.0 million during the three months ended June 30, 1998 from $3.5 million during the three months ended June 30, 1997 for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES

     The Company's total revenues increased by $40.3 million, or 45%, to $130.4 million during the six months ended June 30, 1998 from $90.1 million during the six months ended June 30, 1997. The increase resulted both from growth of the Company's natural gas compressor rental fleet as well as increased demand for both compressor equipment and production equipment fabrication.

     Revenues from rentals and maintenance increased by $27.2 million, or 54%, to $77.8 million during the six months ended June 30, 1998 from $50.6 million during the six months ended June 30, 1997. Domestic revenues from rentals and maintenance increased by $16.4 million, or 40%, to $57.3 million during the six months ended June 30, 1998 from $40.9 million during the six months ended June 30, 1997. International revenues from rentals and maintenance increased by $10.8 million, or 111%, to $20.5 million during the six months ended June 30, 1998 from $9.7 million during the six months ended June 30, 1997. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet.

     Revenues from the fabrication and sale of compressor equipment to third parties increased by $10.5 million, or 49%, to $32.0 million during the six months ended June 30, 1998 from $21.5 million during the six months ended June 30, 1997. During the six months ended June 30, 1998, an aggregate of approximately 115,000 horsepower of compression equipment was fabricated, 45% of which was placed in the rental fleet and 55% of which was sold to third party customers. During the six months ended June 30, 1997, approximately 77,000 horsepower was fabricated, 40% of which was placed in the Company's rental fleet and 60% of which was sold to third party customers. The increase in horsepower produced resulted from increased demand in the overall natural gas compression market.

     Revenues from the fabrication and sale of production equipment increased by $0.7 million, or 4%, to $18.1 million during the six months ended June 30, 1998 from $17.4 million during the six months ended June 30, 1997.

EXPENSES

     Rentals and maintenance operating expenses increased by $11.4 million, or 58%, to $31.1 million during the six months ended June 30, 1998 from $19.7 million during the six months ended June 30, 1997. The increase results primarily from the corresponding 54% increase in revenues from rentals and maintenance during the six months ended June 30, 1998 over the corresponding period in 1997.

     Operating expenses of compressor fabrication increased by $8.5 million, or 46%, to $27.0 million during the six months ended June 30, 1998 from $18.5 million during the six months ended June 30, 1997. This expense increase was a result of the corresponding increase in compressor fabrication revenue. In addition, the operating expenses attributable to production equipment fabrication decreased by $0.3 million, or -2%, to $11.9 million during the six months ended June 30, 1998 from $12.2 million during the six months ended June 30, 1997. The decrease in these expenses resulted from the improved efficiency in production equipment fabrication operations.

     Selling, general and administrative expenses increased $3.4 million, or 36%, to $12.8 million during the six months ended June 30, 1998 from $9.4 million during the six months ended June 30, 1997. The increase in these expenses resulted from the increased activity in the Company's rental and maintenance and compressor fabrication business segments as described above.

     Depreciation and amortization increased by $5.8 million, or 44%, to $19.1 million during the six months ended June 30, 1998 from $13.3 million during the six months ended June 30, 1997. The increase resulted from expansion of the rental fleet and other capital expenditures.

INTEREST EXPENSE

     Interest expense increased by $1.2 million, or 21%, to $6.9 million during the six months ended June 30, 1998 from $5.7 million during the six months ended June 30, 1997. The interest expense increase resulted from new indebtedness incurred to finance the capital expenditures for property, plant and equipment.

INCOME TAXES

     The provision for income taxes increased by $3.9 million, or 87%, to $8.4 million during the six months ended June 30, 1998 from $4.5 million during the six months ended June 30, 1997. The increase resulted primarily from the corresponding increase in income before taxes. The effective income tax rates during the six months ended June 30, 1998 and 1997 were 39%.

NET INCOME

     Net income increased $6.3 million, or 93%, to $13.2 million during the six months ended June 30, 1998 from $6.9 million during the six months ended June 30, 1997 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically utilized internally generated funds and equity and debt financing to finance the growth of its compressor fleet and maintain sufficient compression and production equipment inventory. Cash flows from operating activities, before changes in assets and liabilities, were $34.9 million for the six months ended June 30, 1998 as compared to $24.3 million for the six months ended June 30, 1997. Capital expenditures for property, plant and equipment were $87.5 million for the six months ended June 30, 1998 as compared to $53.0 million for the six-month period ended June 30, 1997. In addition, the Company utilized $17.1 million to acquire the stock of certain businesses and the related assets and liabilities. Inventory increased $18.7 million during the six months ended June 30, 1998 due to increases in compressor and production equipment fabrication operations and compression rental operations. Bank borrowings were $83.8 million for the six months ended June 30, 1998 as compared to $41.0 million for the six months ended June 30, 1997.

         The Company has Subordinated Notes outstanding in the aggregate principal amount of $23.5 million, bearing interest at 7%, payable semi-annually, with principal due on December 31, 2000. As of July 22, 1998 the Company has completed a $200 million, 5 year lease transaction arranged by Chase Securities, Inc.(the "Lease Transaction"). The Lease Transaction was structured as a sale lease back of compression equipment with a newly formed Trust and will be accounted for as an operating lease. On June 10, 1998, Chase Manhattan Bank agreed to lend an additional $30 million (the "Additional Credit") to the Company payable upon completion of the Lease Transaction. The Additional Credit was provided in connection with the Company's existing $200 million credit facility (the "Credit Facility") with Chase Manhattan Bank, as agent. The proceeds from the transaction were used to repay the Additional Credit and borrowings under the Company's Credit Facility. As a result of the Lease Transaction, the Company has $180 million of availability under the Credit Facility. The Company believes its available Credit Facility plus available cash and internally generated funds will be sufficient to fund its anticipated level of 1998 capital expenditures.

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

PART II.         OTHER INFORMATION


Item 4. At its Annual Meeting of Stockholders held on May 20, 1998, the Company presented the following matters to the stockholders for action and the votes cast are indicated below:


                     Matter                     For             Withheld
                     ------                     ---             --------
  1.       Re-election of Directors

           Michael A. O'Connor               22,272,062           50,590
           Michael J. McGhan                 22,272,062           50,590
           William S. Goldberg               22,272,062           50,590
           Ted Collins, Jr.                  22,272,062           50,590
           Melvyn N. Klein                   22,272,062           50,590
           Alvin V. Shoemaker                22,272,062           50,590
           William E. Simon, Jr.             22,272,062           50,590
           Robert A. Fergason                22,272,062           50,590
           Carl M. Koupal, Jr.               20,848,287        1,474,365


  2.       Reappointment of Price Waterhouse LLP as Independent Auditors

                  For                Against           Abstain
                  ---                -------           -------
               22,274,743             4,220             43,689

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Letter Agreement, dated as of June 10, 1998, among the Company and Chase Manhattan Bank

10.2 Promissory Note, dated as of June 10, 1998, among the Company and Chase Manhattan Bank.

27       Financial Data Schedule

(b)      Reports Submitted on Form 8-K
         August 6, 1998
         Item 2. Acquisition or Disposition of assets related to lease transaction arranged by Chase Securities, Inc.

All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY
Date:  August 12, 1998
By:

/s/ Michael J. McGhan
-----------------------
Michael J. McGhan
President and Chief Executive Officer

Date: August 12, 1998
By:

/s/ Curtis A. Bedrich
-----------------------
Curtis A. Bedrich
Chief Financial Officer

                                 Exhibit Index

Exhibit
Number                          Description
-------                         -----------
  10.1         Letter Agreement, dated as of June 10, 1998, among the Company and
               Chase Manhattan Bank

  10.2         Promissory Note, dated as of June 10, 1998, among the Company and
               Chase Manhattan Bank.

  27           Financial Data Schedule