Form 10-Q
period 1998-09-30
HANOVER COMPRESSOR CO
filed 1998-11-16
CIK 909413

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

     OR

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

Yes      X
No


As of November 9, 1998 there were 28,534,460 shares of the Company's common stock, $0.001 par value, outstanding.

                           HANOVER COMPRESSOR COMPANY
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)




                                                                                     September 30,
                                                                                         1998           December 31,
                                        ASSETS                                       (unaudited)           1997
                                                                                     ------------      ------------

Current assets:
   Cash and cash equivalents                                                         $      7,662      $      4,561
   Accounts receivable, net                                                                60,835            41,041
   Inventory                                                                               55,987            32,860
   Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                           13,600             6,658
   Prepaid taxes                                                                            6,850             6,919
   Other current assets                                                                    15,882             2,750
                                                                                     ------------      ------------

        Total current assets                                                              160,816            94,789
                                                                                     ------------      ------------

Property, plant and equipment:
   Compression equipment                                                                  362,590           438,351
   Land and buildings                                                                      14,553            10,544
   Transportation and shop equipment                                                       19,957            14,589
   Other                                                                                    9,800             6,824
                                                                                     ------------      ------------
                                                                                          406,900           470,308
   Accumulated depreciation                                                               (72,455)          (76,238)
                                                                                     ------------      ------------
        Net property, plant and equipment                                                 334,445           394,070
                                                                                     ------------      ------------

Intangible and other assets                                                                27,825            17,593
                                                                                     ------------      ------------

                                                                                     $    523,086      $    506,452
                                                                                     ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                              $      1,682      $      2,222
   Accounts payable, trade                                                                 21,310            16,219
   Accrued liabilities                                                                     20,326             9,088
   Advance billings                                                                         7,987             6,752
   Billings on uncompleted contracts in excess of
           costs and estimated earnings                                                     2,523             2,481
                                                                                     ------------      ------------

        Total current liabilities                                                          53,828            36,762

Long-term debt                                                                             87,426           158,838
Deferred revenue                                                                           41,151               899
Deferred income taxes                                                                      33,346            21,682
                                                                                     ------------      ------------

        Total liabilities                                                                 215,751           218,181
                                                                                     ------------      ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 100 million shares authorized;
        28,534,460 (unaudited) and 28,367,169 shares issued,
        respectively                                                                           29                28
   Additional paid-in capital                                                             268,353           268,588
   Notes receivable - employee stockholders                                               (10,673)          (10,748)
   Retained earnings                                                                       51,892            30,621
   Treasury stock - 135,447 common shares, at cost                                         (2,266)             (218)
                                                                                     ------------      ------------

        Total stockholders' equity                                                        307,335           288,271
                                                                                     ------------      ------------

                                                                                     $    523,086      $    506,452
                                                                                     ============      ============



          See accompanying notes to consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                      Three months                  Nine months
                                                   ended September 30,           ended September 30,
                                               -------------------------     -------------------------
                                                  1998           1997           1998           1997
                                               ----------     ----------     ----------     ----------

Revenues:
   Rentals and maintenance                     $   46,211     $   28,101     $  123,992     $   78,677
   Compressor fabrication                          12,601         14,046         44,576         35,519
   Production equipment fabrication                11,945          9,311         30,052         26,672
   Other                                            1,039              9          3,558            721
                                               ----------     ----------     ----------     ----------
                                                   71,796         51,467        202,178        141,589
                                               ----------     ----------     ----------     ----------
Expenses:
   Rentals and maintenance                         18,298         10,749         49,382         30,410
   Compressor fabrication                          10,910         10,877         37,888         29,374
   Production equipment fabrication                 7,747          6,636         19,693         18,862
   Selling, general and administrative              7,081          5,051         19,866         14,458
   Depreciation and amortization                    9,486          7,497         28,588         20,802
   Leasing expense                                  2,776              0          2,776              0
   Interest expense                                 2,347          2,167          9,228          7,837
                                               ----------     ----------     ----------     ----------
                                                   58,645         42,977        167,421        121,743
                                               ----------     ----------     ----------     ----------
Income before income taxes                         13,151          8,490         34,757         19,846
Provision for income taxes                          5,103          3,353         13,486          7,839
                                               ----------     ----------     ----------     ----------
Net income                                     $    8,048     $    5,137     $   21,271     $   12,007
                                               ==========     ==========     ==========     ==========




Weighted average common
  equivalent shares outstanding:
         Basic                                     28,531         28,336         28,504         24,719
                                               ----------     ----------     ----------     ----------
         Diluted                                   30,152         30,157         30,133         26,386
                                               ----------     ----------     ----------     ----------

Earnings per common share:
         Basic                                 $     0.28     $     0.18     $     0.75     $     0.49
                                               ----------     ----------     ----------     ----------
         Diluted                               $     0.27     $     0.17     $     0.71     $     0.46
                                               ----------     ----------     ----------     ----------










          See accompanying notes to consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)





                                                                                Nine Months
                                                                             ended September 30,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------


 Cash flows from operating activities:
   Net income                                                         $     21,271      $     12,007
   Adjustments:
       Depreciation and amortization                                        28,588            20,802
       Amortization of debt issuance and debt discount                         557               765
       Gain on sale of assets                                               (1,928)             (294)
       Deferred income taxes                                                 6,391             1,939
       Changes in assets and liabilities, net of effects of
         business combinations:
            Accounts receivable                                            (19,454)          (12,486)
            Inventory                                                      (22,654)          (14,413)
            Costs and estimated earnings in excess of billings
                on uncompleted contracts                                    (6,900)            6,563
            Accounts payable and other liabilities                          15,966            11,980
            Advance billings                                                 1,235             1,598
            Other                                                          (14,647)           (4,457)
                                                                      ------------      ------------
 Net cash provided by operating activities                                   8,425            24,004
 Cash flows from investing activities:
   Cash used for business acquisitions                                     (17,137)               --
   Capital expenditures                                                   (119,405)         (115,487)
   Proceeds from sale of fixed assets                                      206,998             1,239
                                                                      ------------      ------------
 Net cash provided by (used in) investing activities                       70,456          (114,248)
 Cash flows from financing activities:
   Net borrowings on revolving credit facility                             128,547            87,000
   Repayments of shareholder notes                                              75                --
   Equity issuance costs                                                      (162)               --
   Issuance of common stock                                                     --            93,860
   Debt issuance costs                                                      (1,384)           (1,412)
   Repayment of long-term debt                                            (200,819)          (86,425)
   Purchase of treasury stock                                               (2,048)               --
   Other                                                                        11             1,185
                                                                      ------------      ------------

 Net cash provided by (used in) financing activities                       (75,780)           94,208
                                                                      ------------      ------------
 Net increase in cash and cash equivalents                                   3,101             3,964
 Cash and cash equivalents at beginning of period                            4,561             7,322
                                                                      ------------      ------------
 Cash and cash equivalents at end of period                           $      7,662      $     11,286
                                                                      ============      ============
 Supplemental disclosure of cash flow information:
   Interest paid                                                      $      8,368      $      6,491
   Income taxes paid                                                  $      1,398      $      5,362

 Supplemental disclosure of noncash transactions:
   Notes receivable issued for purchases of property,
      plant and equipment                                             $      1,500

  Acquisitions of businesses:
   Common stock issued in exchange for notes receivable                                 $      5,163
   Property, plant and equipment acquired                             $     17,156
   Other noncash assets acquired                                      $      5,613
   Liabilities assumed                                                $        359
   Deferred taxes                                                     $      5,273




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

         EARNINGS PER COMMON SHARE

         The Company adopted Statement of Financial Accounting Standard No. 128 (FAS 128), "Earnings Per Share," beginning with the Company's fourth quarter of 1997. All prior period earnings per share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Included in diluted shares are common stock equivalents relating to options of 1,228,000 and 1,097,000 and warrants of 401,000 and 569,000 for the nine months ended September 30, 1998 and 1997, respectively.

         OTHER COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Standard No. 130 (FAS 130), "Reporting Comprehensive Income," in the first quarter of 1998. For the three and nine months ended September 30, 1998 and 1997, there were no significant differences between net income and comprehensive income.


2.       INVENTORIES
         Inventory consisted of the following amounts (in thousands):



                                                        September 30,        December 31,
                                                            1998                1997
                                                       ---------------     ---------------
                                                         (unaudited)

Parts and supplies                                     $        38,395     $        20,141
Work in progress                                                11,655               8,766
Finished goods                                                   5,937               3,953
                                                       ---------------     ---------------
                                                       $        55,987     $        32,860
                                                       ===============     ===============

3.       SALES AND LEASE BACK OF EQUIPMENT

         In July 1998, the Company completed a $200 million sale and 5 year lease transaction of certain compression equipment. The transaction was structured as a sale and lease back of the equipment and is being accounted for as an operating lease. Under the agreement, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. Additionally, the Company has the option to repurchase the equipment at any time. The lease provides for a substantial residual value guarantee (approximately $167 million) by the Company, which is due upon termination of the lease and which may be satisfied by a cash payment or the exercise of a purchase option by the Company. The equipment sold had a net book value of approximately $159 million and therefore the sale of the equipment resulted in a gain of approximately $41 million, which is being deferred until the end of the lease. If the Company does not exercise its purchase options under this agreement, the deferred gain will be recognized to the extent it exceeds any payments required to be made by the Company under the residual value guarantee and other requirements of the agreement.

         The lease agreement calls for quarterly payments. The following table provides future minimum lease payments (in thousands) under the aforementioned lease exclusive of any guarantee payments:


         1998             $   3,620
         1999                14,480
         2000                14,480
         2001                14,480
         2002                14,480
         2003                10,860

4.       COMMITMENTS AND CONTINGENCIES

         In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

5.       SUBSEQUENT EVENT

         On October 22, 1998, the Company acquired the capital stock of Eureka Energy Systems, Inc. for approximately $16.8 million in cash. The transaction will be accounted for as a purchase.

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

GENERAL

     The Company is a leading provider of a broad array of natural gas compression rental, operations and maintenance services in the United States and select international markets. The Company's operations consist of providing gas compression services through renting, maintaining and operating natural gas compressors and engineering, fabricating and selling gas compression and oil and gas production equipment. As of September 30, 1998, the Company operated a fleet of 2,663 compression rental units with an aggregate capacity of approximately 941,000 horsepower. The Company's products and services are essential to the production, transportation, processing and storage of natural gas and are provided primarily to energy producers and processors.

     On July 22, 1998, the Company completed a $200 million, 5-year lease transaction (the "Equipment Lease") arranged by Chase Securities Inc. The transaction has been structured as a sale and lease back of compression equipment to Hanover Equipment Trust 1998A, a newly-formed Delaware business trust (the "Trust"). Under the Equipment Lease, the compression equipment was sold to the Trust for $200 million and leased back by the Company for a 5-year period. The compression equipment will continue to be deployed by the Company under its normal operating procedures. Additionally, the Company has the option to repurchase the equipment from the Trust at any time. The lease provides for a residual value guarantee (approximately 83% of the total cost) by the Company, which is due upon termination of the lease and which may be satisfied by a cash payment or the exercise of a purchase option by the Company. The sale of the equipment resulted in a gain of approximately $41 million, which is being deferred until the end of the lease.

     Proceeds from the Equipment Lease were used to repay borrowings under the Company's existing $200 million revolving credit facility with The Chase Manhattan Bank, as agent (the "Bank Credit Agreement").

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

     The Company's total revenues increased by $20.3 million, or 40%, to $71.8 million during the three months ended September 30, 1998 from $51.5 million during the three months ended September 30, 1997. The increase resulted from growth of the Company's natural gas compressor rental fleet.

     Revenues from rentals and maintenance increased by $18.1 million, or 64%, to $46.2 million during the three months ended September 30, 1998 from $28.1 million during the three months ended September 30, 1997. Domestic revenues from rentals and maintenance increased by $11.5 million, or 51%, to $33.9 million during the three months ended September 30, 1998 from $22.4 million during the three months ended September 30, 1997. International revenues from rentals and maintenance increased by $6.6 million, or 115%, to $12.3 million during the three months ended September 30, 1998 from $5.7 million during the three months ended September 30, 1997. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet and increased part sales. Domestic horsepower in the rental fleet increased by 22% from approximately 646,000 horsepower at September 30, 1997 to approximately 791,000 horsepower at September 30, 1998. In addition, international horsepower increased by 105% from approximately 73,000 horsepower at September 30, 1997 to approximately 150,000 horsepower at September 30, 1998.

     Revenues from the fabrication and sale of compressor equipment to third parties decreased by $1.5 million, or 10%, to $12.6 million during the three months ended September 30, 1998 from $14.1 million during the three months ended September 30, 1997. During the three months ended September 30, 1998, an aggregate of approximately 49,000 horsepower of compression equipment was fabricated, 50% of which was placed in the rental fleet and 50% of which was sold to third party customers. During the three months ended September 30, 1997, approximately 51,000 horsepower was fabricated, 53% of which was placed in the Company's rental fleet and 47% of which was sold to third party customers. Gross margin for compressor fabrication was 13% and gross profit was $1.7 million for the three months ended September 30, 1998 as compared to 23% gross margin and $3.2 million gross profit for the three months ended September 30, 1997. This higher gross margin during the three months ended September 30, 1997 resulted primarily from recognition of higher than expected gross margins on the completion of several fabrication projects.

     Revenues from the fabrication and sale of production equipment increased by $2.6 million, or 28%, to $11.9 million during the three months ended September 30, 1998 from $9.3 million during the three months ended September 30, 1997. This included non-recurring international revenues from fabrication and sale of production equipment of $2.0 million during the three months ended September 30, 1998 and there were no international revenues from fabrication and sale of production equipment during the three months ended September 30, 1997.

EXPENSES

     Rentals and maintenance operating expenses increased by $7.6 million, or 70%, to $18.3 million during the three months ended September 30, 1998 from $10.7 million during the three months ended September 30, 1997. The increase resulted primarily from the corresponding 64% increase in revenues from rentals and maintenance which included increased part sales during the three months ended September 30, 1998 over the corresponding period in 1997.

     Operating expenses of compressor fabrication was unchanged during the three months ended September 30, 1998 and the three months ended September 30, 1997. The operating expenses attributable to production equipment fabrication increased by $1.1 million, or 17%, to $7.7 million during the three months ended September 30, 1998 from $6.6 million during the three months ended September 30, 1997. Gross margin for production equipment fabrication for the domestic division was 34% and gross margin for the international division was 43% for the three months ended September 30, 1998.

     Selling, general and administrative expenses increased $2.0 million, or 40%, to $7.1 million during the three months ended September 30, 1998 from $5.0 million during the three months ended September 30, 1997. The increase in these expenses resulted from the increased activity in the Company's rental and maintenance and compressor fabrication business segments as described above.

     Depreciation and amortization increased by $2.0 million, or 27%, to $9.5 million during the three months ended September 30, 1998 from $7.5 million during the three months ended September 30, 1997, due to the increase in the Company's rental fleet over prior period.

INTEREST EXPENSE

Interest expense increased by $.2 million, or 8%, to $2.3 million during the three months ended September 30, 1998 from $2.1 million during the three months ended September 30, 1997. As a result of the Equipment Lease, the Company expects to incur annual operating lease expense of approximately $14 million, an amount equivalent to the annual interest expense of the Bank Credit Agreement that was repaid with the proceeds of the sale of the compression equipment to the Trust.

LEASING EXPENSE

The Equipment Lease is being accounted for as an operating lease. The Company incurred lease expense of $ 2.8 million during the three months ended September 30, 1998, an amount equivalent to the interest expense for a comparable amount of the Bank Credit Agreement that was repaid pursuant to the Equipment Lease.

INCOME TAXES

     The provision for income taxes increased by $1.8 million, or 52%, to $5.1 million during the three months ended September 30, 1998 from $3.4 million during the three months ended September 30, 1997. The increase resulted primarily from the corresponding increase in income before taxes. The average effective income tax rates during the three months ended September 30, 1998 and 1997 were 39% and 40%, respectively.

NET INCOME

     Net income increased $2.9 million, or 57%, to $8.0 million during the three months ended September 30, 1998 from $5.1 million during the three months ended September 30, 1997 for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

     The Company's total revenues increased by $60.6 million, or 43%, to $202.2 million during the nine months ended September 30, 1998 from $141.6 million during the nine months ended September 30, 1997. The increase resulted from growth of the Company's natural gas compressor rental fleet.

     Revenues from rentals and maintenance increased by $45.3 million, or 58%, to $124.0 million during the nine months ended September 30, 1998 from $78.7 million during the nine months ended September 30, 1997. Domestic revenues from rentals and maintenance increased by $27.9 million, or 44%, to $91.2 million during the nine months ended September 30, 1998 from $63.3 million during the nine months ended September 30, 1997. International revenues from rentals and maintenance increased by $17.4 million, or 113%, to $32.8 million during the nine months ended September 30, 1998 from $15.4 million during the nine months ended September 30, 1997. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet.

     Revenues from the fabrication and sale of compressor equipment to third parties increased by $9.1 million, or 26%, to $44.6 million during the nine months ended September 30, 1998 from $35.5 million during the nine months ended September 30, 1997. During the nine months ended September 30, 1998, an aggregate of approximately 164,000 horsepower of compression equipment was fabricated, 47% of which was placed in the rental fleet and 53% of which was sold to third party customers. During the nine months ended September 30, 1997, approximately 128,000 horsepower was fabricated, 45% of which was placed in the Company's rental fleet and 55% of which was sold to third party customers. The increase in horsepower produced resulted from increased demand in the overall natural gas compression market. In addition, gross margin for compressor fabrication was 15% and gross profit was $6.7 million for the nine months ended September 30, 1998 as compared to 17% gross margin and $6.1 million for the nine months ended September 30, 1997. This higher gross margin during the nine months ended September 30, 1997 resulted primarily from recognition of higher than expected gross margins on the completion of several fabrication projects as previously discussed.

     Revenues from the fabrication and sale of production equipment increased by $3.4 million, or 13%, to $30.1 million during the nine months ended September 30, 1998 from $26.7 million during the nine months ended September 30, 1997. This included non-recurring international revenues from fabrication and sale of production equipment of $2.0 million during the nine months ended
September 30, 1998 and there were no international revenues from fabrication and sale of production equipment during the nine months ended September 30, 1997.

EXPENSES

     Rentals and maintenance operating expenses increased by $19.0 million, or 62%, to $49.4 million during the nine months ended September 30, 1998 from $30.4 million during the nine months ended September 30, 1997. The increase results primarily from the corresponding 58% increase in revenues from rentals and maintenance during the nine months ended September 30, 1998 over the corresponding period in 1997.

     Operating expenses of compressor fabrication increased by $8.5 million, or 29%, to $37.9 million during the nine months ended September 30, 1998 from $29.4 million during the nine months ended September 30, 1997. This expense increase was a result of the corresponding increase in compressor fabrication revenue. In addition, the operating expenses attributable to production equipment fabrication increased by $0.8 million, or 4%, to $19.7 million during the nine months ended September 30, 1998 from $18.9 million during the nine months ended September 30, 1997. Gross margin for production equipment fabrication for the domestic division was 34% and gross margin for the international division was 43% for the nine months ended September 30, 1998.

     Selling, general and administrative expenses increased $5.4 million, or 37%, to $19.8 million during the nine months ended September 30, 1998 from $14.4 million during the nine months ended September 30, 1997. The increase in these expenses resulted from the increased activity in the Company's rental and maintenance and compressor fabrication business segments as described above.

     Depreciation and amortization increased by $7.8 million, or 37%, to $28.6 million during the nine months ended September 30, 1998 from $20.8 million during the nine months ended September 30, 1997, due to the increase in the Company's rental fleet over prior period.

INTEREST EXPENSE

Interest expense increased by $1.4 million, or 18%, to $9.2 million during the nine months ended September 30, 1998 from $7.8 million during the nine months ended September 30, 1997. As a result of the Equipment Lease, the Company expects to incur annual operating lease expense of approximately $14 million, an amount equivalent to the annual interest expense of the Bank Credit Agreement that was repaid with the proceeds of the sale of the compression equipment to the Trust.

LEASING EXPENSE

The Equipment Lease is being accounted for as an operating lease. The Company incurred lease expense of $ 2.8 million during the nine months ended September 30, 1998, an amount equivalent to the interest expense of the Bank Credit Agreement that was repaid pursuant to the Equipment Lease.

INCOME TAXES

     The provision for income taxes increased by $5.6 million, or 72%, to $13.4 million during the nine months ended September 30, 1998 from $7.8 million during the nine months ended September 30, 1997. The increase resulted primarily from the corresponding increase in income before taxes. The effective income tax rates during the nine months ended September 30, 1998 and 1997 were 39% and 40%, respectively.

NET INCOME

     Net income increased $9.3 million, or 77%, to $21.3 million during the nine months ended September 30, 1998 from $12.0 million during the nine months ended September 30, 1997 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically utilized internally generated funds and equity and debt financing to finance the growth of its compressor fleet and maintain sufficient compression and production equipment inventory. Cash flows from operating activities, before changes in assets and liabilities, were $54.9 million for the nine months ended September 30, 1998 as compared to $35.2 million for the nine months ended September 30, 1997. Capital expenditures for property, plant and equipment were $119.4 million for the nine months ended September 30, 1998 as compared to $115.5 million for the nine-month period ended September 30, 1997. In addition, the Company utilized $17.1 million to acquire the stock of certain businesses and the related assets and liabilities. Inventory increased $23.1 million during the nine months ended September 30, 1998 from due to increases in compressor and production equipment fabrication operations and compression rental operations. Bank borrowings were $128.5 million for the nine months ended September 30, 1998 as compared to $87.0 million for the nine months ended September 30, 1997.

     The Company has Subordinated Notes outstanding in the aggregate principal amount of $23.5 million, bearing interest at 7%, payable semi-annually, with principal due on December 31, 2000. The proceeds from the Equipment Lease were used to repay borrowings under the Bank Credit Agreement. The Company anticipates arranging additional sources of debt and/or equity in 1999 in addition to operating cash plans to fund its anticipated level of 1999 capital expenditures.

IMPACT OF THE YEAR 2000

     Many computer systems, software products and other equipment utilize microprocessors in which the year is represented by only two digit entries, as "19" is inferred to be the century. Date sensitive software may interpret a date using "00" as the year 1900 rather than the year 2000, which could disrupt operations due to systems failures or software miscalculations. These date fields need to accept four digit entries to distinguish dates beginning in the year 2000. Issues related to this situation are commonly referred to as "Year 2000 issues".

     Primarily to accommodate its growth, the Company has installed or plans to install various modifications or upgrade existing computer software and hardware which include, among others things, an accommodation of Year 2000 issues. The costs associated with the Year 2000 software modifications are being done in the ordinary course of business and are not expected to be material in relation to either future operating results, cash flows or financial conditions. The Company expects that all Year 2000 hardware and software upgrades will be completed in mid-1999.

     The Company has reviewed its machinery and equipment operation and believes that none of its significant machinery and equipment is dependent on microprocessors which may be materially affected by Year 2000 issues.

     The Company has not initiated formal communications with all of its significant customers, suppliers and vendors to ensure that those parties have appropriate plans to address Year 2000 issues where they may otherwise impact the operations of the Company. The Company does not, however, have any significant customers, suppliers or vendors that directly interface with the Company's information technology systems. There is inherent uncertainty related to Year 2000 issues due to the possibility of failures by third party customers, suppliers and vendors which cannot be anticipated. The Company cannot guarantee the systems of other companies on which it relies will be converted timely and will not have a material adverse effect on the Company's operations, cash flows or financial position. The Company has not currently evaluated contingency plans to address any possible operation disruptions resulting from third party failures.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          10.7      1998 Stock Option Plan

          27        Financial Data Schedule


All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

Date:  November 16, 1998
By:

/s/ Michael J. McGhan
-------------------------------------
Michael J. McGhan
President and Chief Executive Officer

Date:  November 16, 1998
By:

/s/ Curtis A. Bedrich
-------------------------------------
Curtis A. Bedrich
Chief Financial Officer




                                  EXHIBIT INDEX


Exhibit Number                              Name
--------------                              ----

(10.1) Lease dated as of July 20, 1998 between the Trust and the Company.*

(10.2) Guarantee dated as of July 22, 1998 and made by the Company, Hanover/Smith, Inc., Hanover Maintech, Inc.
                           and Hanover Land Company.*

(10.3)                     Lessee's and Guarantor's Consent dated as of July 20,
                           1998 made by the Company, Hanover/Smith, Inc.,
                           Hanover Maintech, Inc. and Hanover Land Company.*

(10.4) Participation Agreement dated as of July 22, 1998 among the Company, the Trust, The Chase Manhattan
                           Bank, as agent, Societe General & Financial
                           Corporation, and Wilmington Trust Company.*

(10.5) Security Agreement dated as of July 22, 1998 made by the Trust in favor of The Chase Manhattan Bank, as agent, with the Company joining by Joinder of Lessee.*

(10.6) Lease Supplement No. 1 dated as of July 22, 1998 between the Trust and the Company.*

(10.7)                     Hanover Compressor Company 1998 Stock Option Plan.




                  * Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 22, 1998.