Form 10-K
period 1998-12-31
HANOVER COMPRESSOR CO
filed 1999-03-31
CIK 909413

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(MARK ONE)
      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                           COMMISSION FILE NO. 1-3071
                           HANOVER COMPRESSOR COMPANY
             (Exact name of registrant as specified in its charter)

            DELAWARE                           75-2344249
 (State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)            Identification No.)

               12001 NORTH HOUSTON ROSSLYN, HOUSTON, TEXAS 77086
                    (Address of principal executive offices)

                                 (281) 447-8787
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS:                   IN WHICH REGISTERED:
        --------------------                   ---------------------
    Common Stock, $.001 par value          New York Stock Exchange, Inc.

              SECURITIES REGISTERED PURSUANT TO 12(G) OF THE ACT:

                              Title of class: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the registrant held by nonaffiliates as of March 26, 1999: $238,989,323. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

     Number of shares of the Common Stock of the registrant outstanding as of March 26, 1999: 28,639,399 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 (to be filed on or before April 30, 1999) are incorporated by reference into Part II, as indicated herein.

     The Index to Exhibits is on page E-1.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition, (2) a prolonged substantial reduction in natural gas prices which would cause a decline in the demand for the Company's compression and oil and gas production equipment, (3) the introduction of competing technologies by other companies,
(4) new governmental safety, health and environmental regulations which could require significant capital expenditures by the Company and (5) changes in economic or political conditions in the countries in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS

GENERAL

     Hanover Compressor Company (the "Company") was incorporated in Delaware in 1990 and is the market leader in full-service natural gas compression and a leading provider of contract natural gas handling service, fabrication and equipment. As of December 31, 1998, the Company operated a fleet of 2,888 compression rental units with an aggregate capacity of approximately 1,067,000 horsepower. The Company's compression services are complemented by its compressor and oil and gas production equipment fabrication operations.

     The Company believes it is currently the largest natural gas compression company in the United States on the basis of aggregate rental horsepower with 2,716 rental units having an aggregate capacity of approximately 893,000 horsepower at December 31, 1998. Internationally, the Company estimates it is one of the largest providers of compression services in the South American market, primarily in Argentina, Colombia and Venezuela, operating 172 units with approximately 174,000 horsepower at December 31, 1998.

     The Company's products and services are important for the production, transportation, processing and storage of natural gas and are provided primarily to energy producers and processors. The Company's decentralized operating structure, technically experienced personnel and high quality compressor fleet, allow the Company to successfully provide reliable and timely customer service. As a result, the Company has experienced substantial growth over the past five years and has developed and maintained a number of long-term customer relationships. This has enabled the Company to maintain an average horsepower utilization rate of approximately 94% over the last five years in comparison to an industry average estimated by the Company to be approximately 83%.

     The Company currently competes primarily in the transportable natural gas compression market for units of up to 4,500 horsepower. This market, which includes rental and owner operated units, accounts for over 13.5 million horsepower in the United States and is believed to have grown by approximately 9% compounded rate per annum over the last five years. The Company believes that the growth in the domestic gas compression market will continue due to the increased consumption of natural gas, the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, and the discovery of new reserves.

     The rental portion of the domestic gas compression market is currently estimated to comprise approximately 3.5 million horsepower amounting to 26% of the aggregate U.S. horsepower. Growth of rental compression capacity in the U.S. market is primarily driven by the increasing trend toward outsourcing by energy producers and processors. The Company believes that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer's investment in equipment and enabling the customer to more efficiently resize compression units to meet the changing needs of the well, pipeline or processing plant. In addition, the Company also believes that outsourcing typically provides the customer with more timely and technically proficient service and necessary maintenance which often reduces operating costs. Internationally, the Company believes similar growth opportunities for compressor rental and sales exist due to (i) increased worldwide energy consumption, (ii) implementation of international environmental and conservation laws preventing the flaring of natural gas, and (iii) increased outsourcing by energy producers and processors.

                            COMPRESSOR RENTAL FLEET

     The size and horsepower of the Company's compressor rental fleet owned or operated under lease on December 31, 1998 is summarized in the following table.

                       RANGE OF                                       AGGREGATE
                      HORSEPOWER                         NUMBER       HORSEPOWER
                       PER UNIT                         OF UNITS    (IN THOUSANDS)    % OF HORSEPOWER
                      ----------                        --------    --------------    ---------------
0-99..................................................   1,077             72                6.7%
100-199...............................................     613             85                8.0%
200-499...............................................     518            147               13.8%
500-799...............................................     184            114               10.7%
800-1199..............................................     281            280               26.2%
1200-2699.............................................     200            314               29.4%
2700-UP...............................................      15             55                5.2%
                                                         -----          -----             -------
          Total.......................................   2,888          1,067             100.00%

INDUSTRY OVERVIEW

  Gas Compression

     Typically, compression is required several times during the natural gas production cycle: at the wellhead, gathering lines, into and out of gas processing facilities, into and out of storage, and throughout the intrastate and interstate pipelines.

     Over the life of an oil or gas well, natural reservoir pressure and deliverability typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. It is at this time that compression equipment is applied to economically boost the well's production levels and allow gas to be brought to market.

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

     Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of the equipment, a highly trained staff of field service personnel, parts inventory and a diversified fleet of natural gas compressors are often necessary to perform such functions in the most economic manner. These requirements, however, have typically proven to be an extremely inefficient use of capital and manpower for independent natural gas producers and have caused such firms as well as natural gas processors and transporters to increasingly outsource their non-core compression activities to specialists such as the Company.

     The advent of rental and contract compression roughly 40 years ago made it possible for natural gas producers, transporters and processors to improve the efficiency and financial performance of their operations. Compressors leased from specialists generally have a higher rate of mechanical reliability and typically generate greater productivity than those owned by oil and gas operators. Furthermore, because compression needs of a well change over time, outsourcing of compression equipment enables an oil and gas operator to better match variable compression requirements to the production needs throughout the life of the well. Also, certain major domestic oil companies are seeking to streamline their operations and reduce their capital expenditures and other costs. To this end, they have sold certain domestic energy reserves to independent energy producers and are outsourcing facets of their operations. Such initiatives, in the opinion of the Company, are likely to contribute to increased rental of compressor equipment.

     Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a "skid." A fabricator typically purchases the various compressor components from third party manufacturers but employs its own engineers and design and labor force.

     In order to meet customers' needs, gas compressor fabricators typically offer a variety of services to their customers including: (i) engineering, fabrication and assembly of the compressor unit; (ii) installation and testing of the units; (iii) ongoing performance review to assess the need for a change in compression; and (iv) periodic maintenance and replacement parts supply.

PRODUCTION EQUIPMENT

     Oil and gas reserves are generally not commercially marketable as produced at the wellhead. Typically, such reserves must be refined before they can be transported to market. Oil and gas production equipment is utilized to separate and treat such oil and gas immediately after it is produced in order to facilitate further processing, transportation and sale of such fuels and derivative energy sources. Oil and gas production equipment is typically installed at the wellhead immediately prior to commencing the large scale production phase of a well and remains at the site through the life of the well.

MARKET CONDITIONS

     The Company believes that the most fundamental force driving the demand for gas compression and production equipment is the growing consumption of natural gas. As more gas is consumed, the demand for compression and production equipment increases.

     Additionally, although natural gas has historically been a more significant source of energy in the United States than in the rest of the world, the Company believes that aggregate foreign natural gas consumption (excluding the former Soviet Union) has recently grown. Despite significant growth in energy demand, most non-U.S. energy markets, until recently, have typically lacked the infrastructure to transport natural gas to local markets, and natural gas historically has been flared at the wellhead. Given recent environmental legislation and the construction of numerous natural gas-fueled power plants built to meet international energy demand, the Company believes that international compression markets are experiencing growth.

     Natural gas is considered to be the "fuel of the future" because it provides the best mix of environment soundness, economy and availability of any energy source. Rising worldwide energy demand, environmental considerations, the further development of the natural gas pipeline infrastructure and the increasing use of natural gas as a fuel source in power generation are the principal reasons for this steady growth.

     While gas compression and production equipment typically must be highly engineered to meet demanding and unique customer specifications, the fundamental technology of such equipment has been stable and has not been subject to significant technological change.

BUSINESS SEGMENTS

     The Company's revenues and income are derived from its four business segments (comprising three operating divisions) -- domestic compression rental and maintenance, international compression rental and maintenance, compressor fabrication and production equipment fabrication. The compression rental segment has operations primarily in the United States, Canada and South America. For financial data relating to the Company's divisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the Notes to the Consolidated Financial Statements.

COMPRESSION SERVICES AND FABRICATION

     The Company provides its customers with a full range of compressor rental, maintenance and contract compression services. As of December 31, 1998, the Company's gas compressor fleet consisted of 2,888 units, ranging from 24 to 4,500 horsepower. The size, type and geographic diversity of this rental fleet enables the Company to provide its customers with a range of compression units that can serve a wide variety of applications, and to select the correct equipment for the job, rather than trying to "fit" the job to its fleet of equipment.

     The Company bases its gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of the contract, and the inclusion of any other services desired, such as installation, transportation and the degree of daily operation. Substantially all of the Company's units are operated pursuant to "contract compression" or "rental with full maintenance" contracts under which the Company performs all maintenance and repairs on such units while under contract. In the United States onshore market, compression rental fleet units are generally leased on minimum terms of 6 to 12 months, which convert to month-to-month at the end of the stipulated minimum period. Historically, the majority of the Company's customers have extended the length of their contracts, on a month-to-month basis, well beyond the initial term. Typically, the Company's compression rental units utilized in offshore and international applications carry substantially longer lease terms than those for onshore domestic applications.

     An essential element to the Company's success is its ability to provide its compression services to customers with contractually committed compressor run-times of at least 97%. Historically, run time credits have been insignificant, due largely to the Company's rigorous preventive maintenance program and extensive field service network which permits the Company to promptly address maintenance requirements. The Company's rental compressor maintenance activities are conducted at nine Company facilities staffed by approximately 500 experienced and factory trained maintenance personnel. Such maintenance facilities are situated in close proximity to actual rental fleet deployment to permit superior service response times.

     All rental fleet units are serviced at manufacturers' recommended maintenance intervals, modified as required by the peculiar characteristics of each individual job, and the actual operating experience of each compressor unit. Prior to the conclusion of any rental job, the Company field management evaluates the condition of the equipment and, where practical, corrects any problems before the equipment is shipped out from the job site. Although natural gas compressors generally do not suffer significant technological obsolescence, they do require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes alignment, compression checks, and other parametric checks which indicate a change in the condition of the equipment. In addition, oil and wear-particle analysis is performed on all units prior to their redeployment at specific compression rental jobs. Overhauls are done on a condition-based interval instead of a time-based schedule. In the Company's experience, these rigorous procedures maximize component life and unit availability and minimize avoidable downtime. Typically, the Company overhauls each rental compressor unit for general refurbishment every 36-48 months and anticipates performing a comprehensive overhaul of each rental compressor unit every 60 to 72 months. This maintenance program has provided the Company with a highly reliable fleet of compressors in excellent condition. A well maintained compressor typically has at least a 25 to 30 year useful life.

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

     The Company considers itself to be unique in its industry in that its sales and field service organizations enjoy managerial parity within the Company, enabling these two vital organizations to work together in a highly coordinated fashion in order to deliver maximum customer service, responsiveness and reliability. The foundation for Hanover's successful field operations effort is the experience and responsiveness of its approximately 500 member compressor rental field service and shop staff of factory-trained and field-tested compressor mechanics. The Company's field service mechanics are coordinated and supported by regional operations managers who have supervisory responsibility for specific geographic areas.

     The Company's compressor fabrication subsidiary doing business as Hanover Maintech, designs, engineers and assembles compression units for sale to third parties as well as for placement in its compressor fleet. As of December 31, 1998, the Company had a compressor unit fabrication backlog for sale to third parties of $10.1 million. All backlog is expected to be produced within a 90-120 day period. In general, units to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis. Components for such compressor units are acquired from third party suppliers.

OIL AND GAS PRODUCTION EQUIPMENT

     The Company, through its wholly-owned subsidiary doing business as Hanover Smith designs, engineers, fabricates and either sells or occasionally rents a broad range of oil and gas production equipment designed to heat, separate, dehydrate and measure crude oil and natural gas. The product line includes line heaters, oil and gas separators, glycol dehydration units and skid mounted production packages designed for both onshore and offshore production facilities. The Company generally maintains standard product inventories in excess of $5 million and is therefore able to meet most customers' rapid response requirements and minimize customer downtime. As of December 31, 1998, the Company had a production equipment fabrication backlog of $5.0 million. All backlog is expected to be produced within a 90-120 day period. The Company also purchases and reconditions used production equipment which is then sold or rented.

MARKET AND CUSTOMERS

     The Company's customer base consists of over 600 U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. Additionally, the Company has negotiated more than 15 strategic alliances or preferred vendor relationships with key customers pursuant to which the Company receives preferential consideration in customer compressor and oil and gas production equipment procurement decisions in exchange for enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of the Company's consolidated revenues during 1997 or 1998.

     The Company's domestic compressor leasing activities are currently located in Texas, Oklahoma, Arkansas, Louisiana, New Mexico, Mississippi, Alabama, Kansas, Colorado, Montana, Utah, Wyoming and offshore Gulf of Mexico. International locations include Argentina, Venezuela, Colombia, Trinidad, Bolivia,

Mexico and Canada. As of December 31, 1998, approximately 11% and 16% of the Company's compressor horsepower was being used in offshore and international applications, respectively.

SALES AND MARKETING

     The Company's more than 40 salespeople are organized into eight sales regions reporting to three sales vice presidents. The sales vice presidents report to the Company's Senior Vice President of Sales. The Company's sales representatives aggressively pursue the rental and sale market in their respective territories for compressors and production equipment. Each Company salesperson is assigned a customer list on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. The Company's advertising and promotion strategy is a "concentrated" approach, tailoring specific messages into a very focused presentation methodology.

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

     One of the significant cost items in the compressor rental business is the amount of inventory required to service rental units. Each rental company must maintain a minimum amount of inventory to stay competitive. As the size of the rental fleet increases, the required amount of inventory does not increase in the same proportion. The larger rental fleet companies can generate cost of capital savings through improved purchasing power and vendor support.

     The Company believes that it competes effectively on the basis of price, customer service, including the availability of personnel in remote locations, flexibility in meeting customer needs and quality and reliability of its compressors and related services.

     The Company's compressor fabrication business competes with other fabricators of compressor units. The compressor fabrication business is dominated by a few major competitors, several of which also compete with the Company in the compressor rental business. The Company is the largest compressor fabrication company in the United States.

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

     The Company believes that it is in substantial compliance with environmental laws and regulations and that the phasing in of emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. Notwithstanding, in part because of the Company's rapid growth, the Company may not be in compliance with certain environmental requirements for recently acquired facilities. The Company is investigating these issues and is planning to take action where appropriate.

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

     Stricter standards in environmental legislation that may affect the Company may be imposed in the future, such as proposals to make hazardous wastes subject to more stringent and costly handling, disposal and clean-up requirements. While the Company may be able to pass on the additional costs of complying with such laws to its customers, there can be no assurance that attempts to do so will be successful. Accordingly, new laws or regulations or amendments to existing laws or regulations could require the Company to undertake significant capital expenditures and could otherwise have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

EXECUTIVE OFFICERS

     The following sets forth, as of March 23, 1999, the name, age and business experience for the last five years of each of the executive officers of the Company.

                                             AGE                   POSITION
                                             ---                   --------
Michael A. O'Connor........................  63   Chairman of the Board; Director
Michael J. McGhan..........................  44   President and Chief Executive Officer;
                                                  Director
Curtis Bedrich.............................  56   Chief Financial Officer and Treasurer
William S. Goldberg........................  40   Executive Vice President; Director

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

     William S. Goldberg has served as Executive Vice President and director of the Company since May 1991. Mr. Goldberg has been employed by GKH Investments, L.P., a Delaware limited partnership (the "Fund") and GKH Private Limited (collectively with the Fund, "GKH") since 1988 and has served as Managing Director of GKH since June 1990. The Fund is the Company's largest stockholder. Mr. Goldberg also serves as an officer and a director of certain affiliates of the Company. Mr. Goldberg is also a director of DVI, Inc.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 1,143 employees. No employees are represented by labor unions and the Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     The Company owns its corporate offices in Houston, Texas, which are housed in a combination corporate office and compressor fabrication complex, including a 192,000 square foot plant located on approximately 28 acres. The Company also owns (i) an 11,700 square foot combination office and maintenance facility located on 6.5 acres in Yukon, Oklahoma, (ii) an 8,000 square foot combination office and maintenance facility situated on six acres in Pocola, Oklahoma, (iii) 12,000 square feet of maintenance facilities situated on 3.5 acres in Midland, Texas, (iv) a 5,000 square foot sales and service facility situated on one acre located in Corpus Christi, Texas, (v) a 345,000 square foot manufacturing facility in Davis, Oklahoma, (vi) an 8,000 square foot facility situated on 9.2 acres in Kilgore, Texas and, (vii) a 210,000 square foot production equipment manufacturing facility located on 82 acres in Columbus, Texas. The Company also leases maintenance facilities aggregating 23,000 square feet in Victoria, Texas and Lafayette, Louisiana under a five year lease and a ten year lease, respectively. In addition, the Company has a three year lease on a 190,000 square foot fabrication facility in Houston, Texas with an option to purchase the facility at the end of the lease.

     The Company's executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and its telephone number is (281) 447-8787.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material litigation or proceeding and is not aware of any such litigation or proceeding threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock began trading on the New York Stock Exchange on July 1, 1997 under the symbol "HC." The following table sets forth the range of the high and low on market prices for the Common Stock, for the periods indicated.

                                                              HIGH        LOW
                                                              ----        ---
Third Quarter 1997..........................................  $25 1/2     $20 5/16
Fourth Quarter 1997.........................................  $26         $17 1/8
First Quarter 1998..........................................  $20 3/4     $17 5/16
Second Quarter 1998.........................................  $29 5/8     $23 1/4
Third Quarter 1998..........................................  $28 11/16   $17 1/2
Fourth Quarter 1998.........................................  $27 1/16    $17 11/16

     As of December 31, 1998, there were 28,590,472 shares of Common Stock outstanding, held by approximately 243 stockholders of record.

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

     Set forth below is certain information with respect to all securities of the Company sold by the Company in 1998 which were not registered under the Securities Act of 1933, as amended.

                         TITLE AND AMOUNT OF                                               EXEMPTION
     DATE OF SALE            SECURITIES         PURCHASERS          CONSIDERATION           CLAIMED
     ------------        -------------------    ----------    -------------------------    ---------
12/17/98................  150,000 shares of      Accredited    $22.00 per share.             Sec. 4(2)
                              Common Stock      Investor

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL DATA (HISTORICAL)
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table presents certain selected financial data for the Company for each of the five years in the period ended December 31, 1998. The selected financial data have been derived from the audited consolidated financial statements of the Company. The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company.

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1998       1997       1996      1995(1)      1994
                                                              --------   --------   --------    --------   --------
INCOME STATEMENT DATA:
Revenues:
  Rentals ..................................................  $147,609   $100,685   $ 72,897    $ 43,859   $ 29,497
  Parts and service.........................................    23,870     10,254      6,458       4,495      2,528
  Compressor fabrication....................................    67,453     49,764     28,764      29,593     16,202
  Production equipment fabrication..........................    37,466     37,052     26,903      16,960      7,272
  Other.....................................................     5,559      1,043        989       1,057        581
                                                              --------   --------   --------    --------   --------
        Total revenues......................................   281,957    198,798    136,011      95,964     56,080
                                                              --------   --------   --------    --------   --------
Expenses:
  Rentals ..................................................    49,386     35,113     26,012      13,691      9,201
  Parts and service.........................................    17,341      6,360      4,788       4,122      1,807
  Compressor fabrication....................................    58,144     41,584     24,657      25,265     13,733
  Production equipment fabrication..........................    25,781     26,375     19,574      13,178      5,798
  Selling, general and administrative.......................    26,626     20,782     16,439      12,542      8,427
  Depreciation and amortization(2)..........................    37,154     28,439     20,722      13,494      8,109
  Lease expense.............................................     6,173
  Interest expense..........................................    11,716     10,728      6,594       4,560      2,027
                                                              --------   --------   --------    --------   --------
        Total costs and expenses............................   232,321    169,381    118,786      86,852     49,102
                                                              --------   --------   --------    --------   --------
Income before income taxes..................................    49,636     29,417     17,225       9,112      6,978
Provision for income taxes..................................    19,259     11,314      6,844       3,498      2,590
                                                              --------   --------   --------    --------   --------
Net income..................................................  $ 30,377   $ 18,103   $ 10,381    $  5,614   $  4,388
                                                              --------   --------   --------    --------   --------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...................       152
                                                              --------   --------   --------    --------   --------
Comprehensive income........................................    30,529     18,103     10,381       5,614      4,388
                                                              ========   ========   ========    ========   ========
Net income available to common stockholders:
  Net income................................................  $ 30,377   $ 18,103   $ 10,381    $  5,614   $  4,388
  Dividends on Series A and Series B preferred stock........                          (1,773)       (832)
  Series A preferred stock exchange.........................                          (3,794)
  Series B preferred stock conversion
                                                                                      (1,400)
                                                              --------   --------   --------    --------   --------
Net income available to common stockholders:................    30,377     18,103      3,414       4,782      4,388
                                                              ========   ========   ========    ========   ========
Weighted average common and common equivalent shares (3):
    Basic...................................................    28,468     25,623     20,498      14,373     13,069
                                                              --------   --------   --------    --------   --------
    Diluted.................................................    30,091     27,345     22,023      15,358     13,606
                                                              --------   --------   --------    --------   --------
Earnings per common share (3):
    Basic...................................................  $   1.07   $    .71   $    .17    $    .33   $    .34
                                                              ========   ========   ========    ========   ========
    Diluted.................................................  $   1.01   $    .66   $    .16(4) $    .31   $    .32
                                                              ========   ========   ========    ========   ========
OTHER DATA:
  EBITDA(5).................................................  $104,679   $ 68,584   $ 44,541    $ 27,166   $ 17,114
                                                              ========   ========   ========    ========   ========
Balance Sheet Data (end of period):
Working capital.............................................  $113,264   $ 58,027   $ 41,513    $ 23,270   $    995
Net property, plant and equipment...........................   392,498    394,070    266,406     198,074     88,391
Total assets................................................   614,590    506,452    341,387     252,313    114,614
Long-term debt..............................................   156,943    158,838    122,756      50,451     36,878
Preferred stockholders' equity..............................                                      26,894
Common stockholders' equity.................................   316,713    288,271    176,895     139,302     51,333

---------------

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

(5) EBITDA consists of the sum of consolidated net income before interest expense, lease expense, income tax, and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of its operating performance and is also used to measure the Company's ability to meet debt service requirements. EBITDA should not be considered as an alternative performance measure prescribed by generally accepted accounting principles.

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

     The following table summarizes revenues, expenses and gross profit percentages for each of the Company's business segments:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Revenues:
  Rentals -- Domestic.......................................  $107.4   $ 78.7   $ 61.7
  Rentals -- International..................................    40.2     22.0     11.2
  Compressor fabrication....................................    67.4     49.8     28.8
  Production equipment fabrication..........................    37.5     37.1     26.9
  Other.....................................................    29.5     11.2      7.4
                                                              ------   ------   ------
          Total.............................................  $282.0   $198.8   $136.0
                                                              ======   ======   ======
Expenses:
  Rentals -- Domestic.......................................  $ 36.6   $ 27.5   $ 21.1
  Rentals -- International..................................    12.8      7.6      4.9
  Compressor fabrication....................................    58.1     41.6     24.7
  Production equipment fabrication..........................    25.8     26.4     19.6
  Other.....................................................    22.9      7.4      5.7
                                                              ------   ------   ------
          Total.............................................  $156.2   $110.5   $ 76.0
                                                              ======   ======   ======
Gross profit percentage:
  Rentals -- Domestic.......................................    65.9%    65.1%    65.8%
  Rentals -- International..................................    68.2%    65.5%    56.3%
  Compressor fabrication....................................    13.8%    16.5%    14.3%
  Production equipment fabrication..........................    31.2%    28.8%    27.2%

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

  Revenues

     Revenues from rentals increased by $46.9 million, or 47% to $147.6 million due to growth in the rental fleet. At December 31, 1998 the compressor rental fleet consisted of approximately 1,067,000 horsepower, a 37% increase over the 781,000 horsepower in the rental fleet at December 31, 1997. Domestically, the rental fleet increased by 224,000 horsepower, or 34%, during 1998 and internationally by 61,000 horsepower, or 54%. Revenue from parts and service increased by $13.7 million, or 133% to $23.9 million as a result of increased marketing focus on parts and services and the increase in growth in the rental fleet. Revenues from compressor fabrication amounted to $67.4 million, increasing by 36% over 1997. An aggregate of 113,000 horsepower was sold during 1998. In addition, 88,000 horsepower was fabricated and placed in the rental fleet during 1998. Revenues from the fabrication of production equipment remained relatively unchanged with an increase of $0.4 million from 1997, or 1% to $37.5 million during 1998. The change in 1998 production equipment revenue was negligible as a result of declining well completions.

  Expenses

     Operating expenses of the rentals segment increased by $14.3 million, or 41% to $49.4 million during 1998. The gross profit percentage from rentals increased to 67% during 1998 from 65% in 1997. Operating expenses of parts and service increased $10.9 million, or 173% to $17.3 million during 1998, which relates to the 133% increase in parts and service revenue. The gross profit percentage from parts and service decreased to 27% during 1998 from 38% in 1997. Operating expenses of compressor fabrication increased by $16.5 million, or 40% to $58.1 million, which relates to the 36% increase in compression fabrication revenue achieved during

1998. In addition, the gross profit margin on compression fabrication decreased to 14% during 1998, from 16% during 1997. Production equipment fabrication operating expenses decreased by $0.6 million, or (2%), during 1998 to $25.8 million. The decrease in operating expenses is reflective of the change in production equipment fabrication revenues during 1998. The gross profit margin attributable to production equipment fabrication increased to 31% during 1998, up from 29% during 1997.

     Selling, general and administrative expenses increased by $5.8 million, or 28% to $26.6 million during 1998. The increase is attributable to increased personnel and other administrative and selling expenses associated with the increase in operating activity in the Company's rentals, parts and service, and compression fabrication operating segments as well as increased administrative costs relating to being a public reporting entity. Depreciation and amortization expense increased by $8.7 million, or 31% during 1998 to $37.1 million as the Company continued to expand its rental fleet with capital expenditures and net business acquisitions that amounted to approximately $212.0 million. In addition, the Company sold certain compression equipment with a book value of approximately $158.0 million in July, 1998 under a sale and lease back arrangement. See "LIQUIDITY AND CAPITAL RESOURCES" for a description of the Equipment Lease. Consequently, the Company incurred compression equipment lease expense of $6.2 million during 1998. As a result of the Equipment Lease, the Company expects to incur annual operating lease expense of approximately $14 million. Interest expense increased by $1.0 million, or 9% during 1998 to $11.7 million.

  Income Taxes

     The Company's effective income tax rate was approximately 39% during 1998 and during 1997. Accordingly, the provision for income taxes increased by $7.9 million, or 70%, during 1998 to $19.3 million as a result of income before income taxes increasing by 69% during 1998 over 1997.

  Net Income and Earnings Per Share

     Net income increased $12.3 million, or 68%, to $30.4 million for 1998 from $18.1 million in 1997 for the reasons discussed above. Weighted average shares outstanding was affected by the additional shares issued in conjunction with the Company's initial public offering which were outstanding for all of 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues

     Revenues from rentals increased by $27.8 million, or 38% to $100.7 million due to growth in the rental fleet. At December 31, 1997 the compressor rental fleet consisted of 781,000 horsepower, a 37% increase over the 570,000 horsepower in the rental fleet at December 31, 1996. Domestically, the rental fleet increased by 160,000 horsepower, or 32%, during 1997 and internationally by 51,000 horsepower, or 83%. Revenue from parts and service increased by $3.7 million, or 59% to $10.2 million during 1997. Revenues from compressor fabrication amounted to $49.8 million, increasing by 73% over 1996. An aggregate of 110,000 horsepower was sold during 1997. In addition, 93,000 horsepower was fabricated and placed in the rental fleet during 1997. Revenues from the fabrication of production equipment increased by $10.1 million, or 38% to $37.1 million during 1997 as a result of the continued strength in the market for oil and gas production equipment.

  Expenses

     Operating expenses of the rental segment increased by $9.1 million, or 35% to $35.1 million during 1997. The gross profit percentage from rentals increased to 65% during 1997 from 64% in 1996. The increase in the gross profit percentage results from successful cost control measures as well as the continued addition of newly fabricated higher horsepower units to the rental fleet. Operating expenses of parts and service increased $1.6 million, or 33% to $6.4 million during 1997. The gross profit percentage from parts and service increased to 38% during 1997 from 26% in 1996. Operating expenses of compressor fabrication increased by $16.9 million, or 69%, which relates to the 73% increase in compression fabrication revenue achieved during 1997. In addition, the gross profit margin on compression fabrication increased to 16.4% during 1997, from 14.3% during 1996. Production equipment fabrication operating expenses increased by $6.8 million, or 35%, during 1997 to $26.4 million. The increase in operating expenses is reflective of the corresponding 38% increase in production equipment fabrication revenues during 1997. The gross profit margin attributable to production equipment fabrication also increased to 28.8% during 1997, up from 27.2% during 1996.

     Selling, general and administrative expenses increased by $4.3 million, or 26% to $20.8 million during 1997. The increase is attributable to increased personnel and other administrative and selling expenses associated with the dramatic increase in operating activity in each of the Company's operating segments as well as increased administrative costs relating to being a public reporting entity. Depreciation and amortization expense increased by $7.7 million, or 37% during 1997 to $28.4 million. Indicative of the Company's continued growth, the amount invested in property, plant and equipment amounted to $470.3 million at year end which is 49% greater than the December 31, 1996 investment in fixed assets. The amount invested in the compressor rental fleet increased by $142.3 million during 1997 as evidenced by the addition of 211,784 horsepower to the rental fleet. Interest expense increased by $4.1 million, or 63%, during 1997 and amounted to $10.7 million for the year. As described in the liquidity section, a significant portion of the Company's growth is funded with a revolving credit facility. During 1997, an additional $63.7 million was borrowed under the Bank Credit Agreement.

  Income Taxes

     The Company's effective income tax rate was approximately 39% during 1997 and 40% during 1996. Accordingly, the provision for income taxes increased by $4.5 million, or 65%, during 1997 to $11.3 million as a result of income before income taxes increasing by 71% during 1997 over 1996.

  Net Income and Earnings Per Share

     Net income increased $7.7 million, or 74%, to $18.1 million for 1997 from $10.4 million in 1996 for the reasons discussed above. Weighted average shares outstanding was affected by the additional shares issued in conjunction with the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     On July 22, 1998, the Company completed a $200 million, 5-year lease transaction (the "Equipment Lease") arranged by Chase Securities Inc. The transaction has been structured as a sale and lease back of compression equipment. The compression equipment was sold to a Trust for $200 million and leased back by the Company for a 5-year period. The proceeds of the sale were used to reduce the Bank Credit Agreement. The compression equipment will continue to be deployed by the Company under its normal operating procedures. Additionally, the Company has the option to repurchase the equipment from the Trust at any time. The lease provides for a residual value guarantee (approximately 83% of the total cost) by the Company, which is due upon termination of the lease and which may be satisfied by a cash payment or the exercise of a purchase option by the Company. The sale of the equipment resulted in a gain of approximately $42 million, which is being deferred until the end of the lease.

     The Company's cash balance amounted to $11.5 million at December 31, 1998 compared to $4.6 million at December 31, 1997. Primary sources of cash during 1998 were cash provided by internal operations of $31.1 million and net proceeds of $200.0 million from the sale of compression equipment (the "Equipment Lease"). Principal uses of cash during the year ended
December 31, 1998 were capital expenditures of $169.5 million, business combinations and investments in unconsolidated entities of $53.8 million.

     Total current assets increased from $94.8 million at December 31, 1997 to $165.1 million at December 31, 1998 primarily as a result of increases in accounts receivable and inventories. Accounts receivable at December 31, 1998 increased by $29.2 million to $70.2 million. The increase corresponds with the 42% increase in total revenue realized by the Company during 1998. In addition, inventories increased by $30.1 million to $63.0 million at December 31, 1998. The increase in inventories reflects increases in parts and supplies, work in progress and finished goods as the level of activity in the Company's domestic and international rental and maintenance and compressor fabrication segments increased over 1997. Working capital at December 31, 1998 was also affected by an $15.0 million increase in total current liabilities at

December 31, 1998 to $51.8 million. The 41% increase results largely from the increase in vendor accounts payable caused by the expansion of the Company's operating activities.

     The amounts invested in property, plant and equipment and business combinations during 1998 was $212.0 million which resulted in the addition of approximately 285,000 horsepower to the rental fleet. At December 31, 1998, the rental fleet consisted of 893,000 horsepower domestically and 174,000 in the international rental fleet. Current plans are to spend in excess of $150 million during 1999, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has financed capital expenditures with a combination of internally generated cash flow, borrowings under the Bank Credit Agreement and raising additional equity. In 1996, the Company issued Subordinated Notes in the aggregate principal amount of $23.5 million in 1996, bearing interest at 7%, payable semi-annually, with principal due on December 31, 2000. As of December 31, 1998 the Company has approximately $73 million of credit capacity remaining on its $200 million Bank Credit Agreement (6.9% interest rate at December 31, 1998). In order to fund the anticipated level of capital expenditures, the Company anticipates arranging additional sources of debt and/or equity financing during 1999.

  Impact of the Year 2000

     Many computer systems, software products and other equipment utilize microprocessors in which the year is represented by only two digit entries, as "19" is inferred to be the century. Date sensitive software may interpret a date using "00" as the year 1900 rather than the year 2000, which could disrupt operations due to systems failures or software miscalculations. These date fields need to accept four digit entries to distinguish dates beginning in the year 2000. Issues related to this situation are commonly referred to as "Year 2000 issues."

     Primarily to accommodate its growth, the Company has installed or plans to install various modifications or upgrade existing computer software and hardware which include, among others things, an accommodation of Year 2000 issues. The costs associated with the software modifications are being incurred in the ordinary course of business and are not expected to be material in relation to either future operating results, cash flows or financial condition. The Company expects that all hardware and software upgrades will be completed in mid-1999.

     The Company has reviewed its machinery and equipment operation and believes that none of its significant machinery and equipment is dependent on microprocessors which may be materially affected by Year 2000 issues.

     The Company has initiated communications with all of its significant customers, suppliers and vendors to ensure that those parties have appropriate plans to address Year 2000 issues where they may otherwise impact the operations of the Company. There is inherent uncertainty related to Year 2000 issues due to the possibility of failures by third party customers, suppliers and vendors, which cannot be anticipated. The Company cannot guarantee the systems of other companies on which it relies will be converted timely and will not have a material adverse effect on the Company's operations, cash flows or financial position. The Company has not developed contingency plans to address any possible operation disruptions resulting from third party failures but will do so by the end of 1999.

  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged Comprehensive Income pending recognition in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

The Company does not believe the effect of adoption will have a material effect on the results of operations, cash flows or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     In this report, the consolidated financial statements and supplementary data appearing on pages F1 through F-23 are incorporated in this item 8 by reference. See Index to the Financial Statements at page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information included or to be included in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders under the captions "Nominees for Election as Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION.

     The information included or to be included under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information included or to be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information included or to be included under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. Financial Statements -- The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

          2. Financial Statement Schedules -- All schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

          3. Exhibits -- The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report and such Index to Exhibits is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HANOVER COMPRESSOR COMPANY

                                            By:    /s/ MICHAEL J. MCGHAN
                                              ----------------------------------
                                                      Michael J. McGhan
                                                President and Chief Executive
                                                            Officer

Date: March 26, 1999

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                /s/ MICHAEL J. MCGHAN                  President and Chief Executive    March 26, 1999
-----------------------------------------------------    Officer (Principal Executive
                  Michael J. McGhan                      Officer and Director)

                 /s/ CURTIS BEDRICH                    Chief Financial Officer and      March 26, 1999
-----------------------------------------------------    Treasurer (Principal
                   Curtis Bedrich                        Financial and Accounting
                                                         Officer)

                /s/ TED COLLINS, JR.                   Director                         March 26, 1999
-----------------------------------------------------
                  Ted Collins, Jr.

               /s/ ROBERT R. FURGASON                  Director                         March 26, 1999
-----------------------------------------------------
                 Robert R. Furgason

               /s/ WILLIAM S. GOLDBERG                 Director                         March 26, 1999
-----------------------------------------------------
                 William S. Goldberg

                 /s/ MELVYN N. KLEIN                   Director                         March 26, 1999
-----------------------------------------------------
                   Melvyn N. Klein

               /s/ CARL M. KOUPAL, JR.                 Director                         March 26, 1999
-----------------------------------------------------
                 Carl M. Koupal, Jr.

               /s/ MICHAEL A. O'CONNOR                 Director                         March 26, 1999
-----------------------------------------------------
                 Michael A. O'Connor

               /s/ ALVIN V. SHOEMAKER                  Director                         March 26, 1999
-----------------------------------------------------
                 Alvin V. Shoemaker

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----

Report of PricewaterhouseCoopers LLP, independent
  accountants...............................................   F-1
Consolidated Balance Sheet..................................   F-2
Consolidated Statement of Income and Comprehensive Income...   F-3
Consolidated Statement of Cash Flows........................   F-4, F-5
Consolidated Statement of Common Stockholders' Equity.......   F-6
Notes to Consolidated Financial Statements..................   F-7
Selected Quarterly Financial Data (unaudited)...............   F-23

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hanover Compressor Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of cash flows and of common stockholders' equity present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 25, 1999

                           HANOVER COMPRESSOR COMPANY

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997
       (IN THOUSANDS OF DOLLARS, EXCEPT FOR PAR VALUE AND SHARE AMOUNTS)

                                     ASSETS

                                                                1998       1997
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $ 11,503   $  4,561
  Accounts receivable, net..................................    70,205     41,041
  Inventory.................................................    63,044     32,860
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     7,871      6,658
  Prepaid taxes.............................................     9,466      6,919
  Other current assets......................................     2,967      2,750
                                                              --------   --------
          Total current assets..............................   165,056     94,789
                                                              --------   --------
Property, plant and equipment:
  Compression equipment and facilities......................   422,896    438,351
  Land and buildings........................................    15,044     10,544
  Transportation and shop equipment.........................    21,667     14,589
  Other.....................................................    11,119      6,824
                                                              --------   --------
                                                               470,726    470,308
  Accumulated depreciation..................................   (78,228)   (76,238)
                                                              --------   --------
          Net property, plant and equipment.................   392,498    394,070
                                                              --------   --------
Intangible and other assets.................................    57,036     17,593
                                                              --------   --------
                                                              $614,590   $506,452
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $    444   $  2,222
  Accounts payable, trade...................................    23,361     16,219
  Accrued liabilities.......................................    17,599      9,088
  Advance billings..........................................     9,694      6,752
  Billings on uncompleted contracts in excess of costs and
     estimated earnings.....................................       694      2,481
                                                              --------   --------
          Total current liabilities.........................    51,792     36,762
Long-term debt..............................................   156,943    158,838
Other liabilities...........................................    42,858        899
Deferred income taxes.......................................    46,284     21,682
                                                              --------   --------
          Total liabilities.................................   297,877    218,181
                                                              --------   --------
Commitments and contingencies (Note 15)
Common stockholders' equity:
  Common stock, $.001 par value; 100 million shares
     authorized; 28,590,472 and 28,367,169 shares issued and
     outstanding, respectively..............................        29         28
  Additional paid-in capital................................   269,005    268,588
  Notes receivable -- employee stockholders.................   (10,146)   (10,748)
  Accumulated other comprehensive income....................       152
  Retained earnings.........................................    60,998     30,621
  Treasury stock -- 175,547 and 31,347 common shares,
     respectively, at cost..................................    (3,325)      (218)
                                                              --------   --------
          Total common stockholders' equity.................   316,713    288,271
                                                              --------   --------
                                                              $614,590   $506,452
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1998       1997      1996
                                                              --------   --------   -------
Revenues:
  Rentals...................................................  $147,609   $100,685   $72,897
  Parts and service.........................................    23,870     10,254     6,458
  Compressor fabrication....................................    67,453     49,764    28,764
  Production equipment fabrication..........................    37,466     37,052    26,903
  Other.....................................................     5,559      1,043       989
                                                              --------   --------   -------
                                                               281,957    198,798   136,011
                                                              --------   --------   -------
Expenses:
  Rentals...................................................    49,386     35,113    26,012
  Parts and service.........................................    17,341      6,360     4,788
  Compressor fabrication....................................    58,144     41,584    24,657
  Production equipment fabrication..........................    25,781     26,375    19,574
  Selling, general and administrative.......................    26,626     20,782    16,439
  Depreciation and amortization.............................    37,154     28,439    20,722
  Leasing expense...........................................     6,173
  Interest expense..........................................    11,716     10,728     6,594
                                                              --------   --------   -------
                                                               232,321    169,381   118,786
                                                              --------   --------   -------
Income before income taxes..................................    49,636     29,417    17,225
Provision for income taxes..................................    19,259     11,314     6,844
                                                              --------   --------   -------
Net income..................................................    30,377     18,103    10,381
                                                              --------   --------   -------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...................       152
                                                              --------   --------   -------
Comprehensive income........................................  $ 30,529   $ 18,103   $10,381
                                                              ========   ========   =======
Net income available to common stockholders:
  Net income................................................  $ 30,377   $ 18,103   $10,381
  Dividends on Series A and Series B preferred stock........                         (1,773)
  Fair value of subordinated notes in excess of carrying
     amount of Series A preferred stock.....................                         (3,794)
  Cash paid as an incentive to convert Series B preferred
     stock into common stock................................                         (1,400)
                                                              --------   --------   -------
Net income available to common stockholders.................  $ 30,377   $ 18,103   $ 3,414
                                                              ========   ========   =======
Weighted average common and common equivalent shares
  outstanding:
     Basic..................................................    28,468     25,623    20,498
                                                              ========   ========   =======
     Diluted................................................    30,091     27,345    22,023
                                                              ========   ========   =======
Earnings per common share
     Basic..................................................  $   1.07   $   0.71   $  0.17
                                                              ========   ========   =======
     Diluted................................................  $   1.01   $   0.66   $  0.16
                                                              ========   ========   =======

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                1998        1997       1996
                                                              ---------   ---------   -------
Cash flows from operating activities:
  Net income................................................  $  30,377   $  18,103   $10,381
  Adjustments:
     Depreciation and amortization..........................     37,154      28,439    20,722
     Amortization of debt issuance costs and debt
       discount.............................................        852         892       547
     Bad debt expense.......................................        349         594       447
     Gain on sale of assets.................................     (2,552)       (148)     (352)
     Equity in income of nonconsolidated affiliates.........     (1,369)        206
     Deferred income taxes..................................     12,358       6,233     2,263
     Changes in assets and liabilities, net of effects of
       business combinations:
       Accounts receivable..................................    (28,337)    (13,604)   (8,969)
       Inventory............................................    (24,169)    (14,726)   (4,552)
       Costs and estimated earnings versus billings on
          uncompleted contracts.............................     (3,000)      2,929    (1,301)
       Accounts payable and other liabilities...............     14,358       7,728     3,309
       Advance billings.....................................      2,942          51       435
       Other................................................     (7,655)     (4,478)   (2,654)
                                                              ---------   ---------   -------
          Net cash provided by operating activities.........     31,308      32,219    20,276
                                                              ---------   ---------   -------
Cash flows from investing activities:
  Capital expenditures......................................   (169,498)   (150,995)  (83,598)
  Proceeds from sale of fixed assets........................    208,644       2,887     2,404
  Cash used for business acquisitions, net..................    (42,581)     (6,287)   (6,489)
  Cash used to acquire investments in unconsolidated
     subsidiaries...........................................    (11,264)    (10,095)
                                                              ---------   ---------   -------
          Net cash used in investing activities.............    (14,699)   (164,490)  (87,683)
                                                              ---------   ---------   -------
Cash flows from financing activities:
  Net borrowings on revolving credit facility...............    198,147      63,681    50,700
  Proceeds from issuance of long-term debt..................                  5,000
  Issuance of common stock, net.............................                 92,088    23,317
  Proceeds from warrant conversions and stock option
     exercises..............................................        120
  Equity issuance costs.....................................       (160)       (687)     (498)
  Repayment of long-term debt...............................   (202,248)    (31,757)     (379)
  Purchase of treasury stock................................     (5,950)
  Repayments of shareholder notes...........................        602       1,185
  Conversion of Series B preferred stock....................                           (1,400)
                                                              ---------   ---------   -------
          Net cash provided by (used in) financing
            activities......................................     (9,489)    129,510    71,740
                                                              ---------   ---------   -------
Effect of exchange rate changes on cash and equivalents.....       (178)
                                                              ---------   ---------   -------
Net increase (decrease) in cash and cash equivalents........      6,942      (2,761)    4,333
Cash and cash equivalents at beginning of year..............      4,561       7,322     2,989
                                                              ---------   ---------   -------
Cash and cash equivalents at end of year....................  $  11,503   $   4,561   $ 7,322
                                                              ---------   ---------   -------

                           HANOVER COMPRESSOR COMPANY

                                                                1998        1997       1996
                                                              ---------   ---------   -------
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $  10,992   $  10,069   $ 5,831
                                                              =========   =========   =======
  Income taxes paid.........................................  $   2,249   $   5,857   $ 2,541
                                                              =========   =========   =======
Supplemental disclosure of noncash transactions:
  Debt issued for property, plant and equipment.............              $     379
                                                                          =========
  Property sold in exchange for note receivable.............  $   1,500
                                                              =========
  Common stock issued in exchange for notes receivable......              $   5,163   $ 2,101
                                                                          =========   =======
Acquisitions of businesses:
  Property, plant and equipment acquired....................  $  31,015               $ 6,714
                                                              =========               =======
  Other noncash assets acquired.............................  $  25,000
                                                              =========
  Liabilities assumed.......................................  $  (1,261)
                                                              =========
  Deferred taxes............................................  $ (12,174)
                                                              =========
  Common stock issued.......................................  $  (3,300)              $  (225)
                                                              =========               =======
Exchange of Series A preferred stock for subordinated notes:
  Amount assigned to subordinated notes.....................                          $21,792
                                                                                      =======
  Amount charged to retained earnings.......................                          $(3,794)
                                                                                      =======
Conversion of Series B preferred stock into common stock....                          $10,637
                                                                                      =======
Preferred stock dividend....................................                          $ 1,741
                                                                                      =======

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                         ACCUMULATED                  NOTES
                                        COMMON STOCK       ADDITIONAL       OTHER                  RECEIVABLE-
                                     -------------------    PAID-IN     COMPREHENSIVE   TREASURY     EMPLOYEE     RETAINED
                                       SHARES     AMOUNT    CAPITAL        INCOME        STOCK     STOCKHOLDERS   EARNINGS
                                     ----------   ------   ----------   -------------   --------   ------------   --------
Balance at January 1, 1996.........  20,296,368    $20      $135,065                    $  (218)     $ (4,669)    $ 9,104
  Issuance of common stock to
     employees.....................     251,220                2,885                                   (2,101)
  Acquisition of New Prospect and
     Oxley.........................      19,734                  225
  Accrual of dividends on
     redeemable preferred stock....                                                                                (1,773)
  Fair value of subordinated notes
     in excess of carrying amount
     of Series A preferred stock...                                                                                (3,794)
  Stock issuance for conversion of
     Series B preferred stock......     800,308      1        10,636                                               (1,400)
  Issuance of common stock.........   1,570,911      2        22,531
  Net income.......................                                                                                10,381
                                     ----------    ---      --------        ----        -------      --------     -------
Balance at December 31, 1996.......  22,938,541     23       171,342                       (218)       (6,770)     12,518
  Issuance of common stock.........   5,163,843      5        92,083
  Issuance of common stock to
     employees.....................     264,785                5,163                                   (5,163)
  Repayment of employee shareholder
     notes.........................                                                                     1,185
  Net income.......................                                                                                18,103
                                     ----------    ---      --------        ----        -------      --------     -------
Balance at December 31, 1997.......  28,367,169     28       268,588                       (218)      (10,748)     30,621
  Conversion of warrants...........     198,480      1          (160)
  Exercise of stock options........      24,823                  120
  Other comprehensive income.......                                         $152
  Purchase of 294,200 treasury
     shares, at cost...............                                                      (5,950)
  Issuance of 150,000 treasury
     shares at $22.00 per share....                              457                      2,843
  Repayment of employee shareholder
     notes.........................                                                                       602
  Net income.......................                                                                                30,377
                                     ----------    ---      --------        ----        -------      --------     -------
Balance at December 31, 1998.......  28,590,472    $29      $269,005        $152        $(3,325)     $(10,146)    $60,998
                                     ==========    ===      ========        ====        =======      ========     =======

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1. THE COMPANY, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Hanover Compressor Company and its subsidiaries ("Hanover" or the "Company") is a leading provider of a broad array of natural gas compression rental, operations, parts and maintenance services in the United States and select international markets. Hanover's compression services are complemented by its compressor and oil and gas production equipment fabrication operations. Hanover is a Delaware corporation formed on October 17, 1990.

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

  Principles of Consolidation

     The accompanying consolidated financial statements include Hanover and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Revenue Recognition

     Revenue from equipment rentals is recorded when earned over the period of rental and maintenance contracts which generally range from one month to five years. Parts and service revenue is recorded as products are delivered or services are performed for the customer.

     Compressor and production equipment fabrication revenue is recognized using the percentage-of-completion method. The Company estimates percentage-of-completion for compressor fabrication on a direct labor hour-to-total labor hour basis. Production equipment fabrication percentage-of-completion is estimated using the cost-to-total cost basis.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments that the Company has with financial institutions. The Company believes that the credit risk in such instruments is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States, Canada and South America.

                           HANOVER COMPRESSOR COMPANY

The Company reviews the financial condition of customers prior to extending credit and generally does not obtain collateral for receivables. Payment terms are on a short-term basis and in accordance with industry standards. Trade accounts receivable are recorded net of estimated doubtful accounts of $1,212,000 and $838,000 at December 31, 1998 and 1997, respectively. The Company considers this credit risk to be limited due to these companies financial resources.

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

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment and facilities........................  4 to 25 years
Buildings...................................................  30 years
Transportation, shop equipment and other....................  3 to 12 years

     Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated and the gain or loss is recognized. Depreciation expense was $35,768,000, $27,789,000 and $19,887,000 in 1998, 1997
and 1996, respectively.

     Assets under construction of $30,030,000 and $16,638,000 are included in compression equipment at December 31, 1998 and 1997, respectively.

  Long-Lived Assets

     The Company reviews for the impairment of long-lived assets, including property, plant and equipment, and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair market value.

  Intangible and Other Assets

     Investments in affiliated corporations in which the Company does not have a controlling interest are accounted for using the equity method. The excess of cost over net assets of acquired businesses is recorded as goodwill and amortized on a straight-line basis over 15 years commencing on the dates of the respective acquisitions. Accumulated amortization was $1,810,000 and $828,000 at December 31, 1998 and 1997, respectively.

     Included in intangible and other assets are debt issuance costs, net of accumulated amortization, totaling $1,186,000 and $1,492,000 at December 31, 1998 and 1997, respectively. Such costs are amortized over the period of the respective debt agreements.

  Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards No. 123 (FAS
123) "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee

                           HANOVER COMPRESSOR COMPANY
compensation plans using the intrinsic value method prescribed in APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and has provided in
Note 12, pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

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

  Foreign Currency Translation

     The financial statements of subsidiaries outside the U.S., except those located in highly inflationary economies, are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. The resulting translation adjustments for the years ended December 31, 1997 and 1996 were not significant. For subsidiaries located in highly inflationary economies, translation gains and losses are included in net income.

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

     Included in diluted shares are common stock equivalents relating to options of 1,230,000, 1,153,000 and 956,000 in 1998, 1997 and 1996, respectively, and warrants of 393,000 in 1998 and 569,000 in 1997 and 1996. The common stock equivalents excluded from the computation of diluted earnings per share as the effect would be anti-dilutive were approximately 146,000 in 1998. No common stock equivalents were anti-dilutive in 1997 and 1996.

     Diluted earnings per share in 1996 was $.46 per share before the effects of charging retained earnings for (i) $1,773,000 relating to dividends on redeemable preferred stock, (ii) $3,794,000 related to the exchange of all Series A preferred stock for subordinated notes and (iii) $1,400,000 related to the conversion of all Series B preferred stock to common stock.

  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard No. 130 (FAS
130), "Reporting Comprehensive Income," beginning January 1, 1998. FAS 130 established standards for reporting and displaying comprehensive income and its components. Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. FAS 130 requires enterprises to display comprehensive income in its financial statements, to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income in shareholders' equity separately from retained earnings and additional paid-in capital. Accumulated other comprehensive income consists of the foreign currency translation adjustment.

                           HANOVER COMPRESSOR COMPANY

  Financial Instruments

     The Company utilizes off-balance sheet derivative financial instruments with the principal objective being to minimize the risks and/or costs associated with financial and global operating activities by managing its exposure to interest rate fluctuations on a portion of its variable rate debt and leasing obligations. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company designates and assigns the financial instruments as hedges of specific assets, liabilities or anticipated transactions. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. The carrying amounts reported in the balance sheet for all financial instruments approximate fair value. See Notes 7 and 8.

  Reclassifications

     Certain amounts in the prior years' financial statements have been reclassified to conform to the 1998 financial statement classification. These reclassifications have no impact on net income.

2. BUSINESS COMBINATIONS

     Acquisitions were accounted for under the purchase method of accounting. Results of operations of companies acquired are included from the dates of such acquisitions. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based upon fair value estimates thereof. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies for each acquisition but does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised purchase price allocation. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods the adjustments are determined. The Company's management does not believe potential deviations between its fair value estimates and actual fair values to be material.

  Year Ended December 31, 1998

     Effective June 8, 1998, the Company purchased the stock of Arkoma Compression Services, Inc. for approximately $17,245,000 in cash.

     Effective October 22, 1998, the Company purchased the stock of Eureka Energy Systems, Inc for approximately $25,335,000 in cash.

     The pro forma information set forth below assumes acquisitions in 1998 are accounted for had the purchases occurred at the beginning of 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Revenue.....................................................   $296,664      $221,259
Net income..................................................     31,375        19,153
Earnings per common share -- basic..........................       1.10          0.75
Earnings per common share -- diluted........................   $   1.04      $   0.70

                           HANOVER COMPRESSOR COMPANY

  Year Ended December 31, 1997

     Effective September 23, 1997, Hanover purchased Wagner Equipment, Inc. and Gas Tech Compression Services, Inc. for approximately $6,287,000 in cash. Results of operations for 1997 were not materially impacted by the transaction.

  Year Ended December 31, 1996

     Effective February 1, 1996, Hanover acquired certain compressor rental assets of New Prospect Drilling Company and Oxley Petroleum for approximately $4,500,000 in cash and 19,734 shares of Hanover common stock valued at $225,000.

     Effective May 1, 1996, Hanover acquired certain compressor rental assets of Cactus Compression for $1,989,000 in cash.

3. INVENTORY

     Inventory consisted of the following amounts (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Parts and supplies..........................................  $32,808   $20,141
Work in progress............................................   19,962     8,766
Finished goods..............................................   10,274     3,953
                                                              -------   -------
                                                              $63,044   $32,860
                                                              =======   =======

4. COMPRESSOR AND PRODUCTION EQUIPMENT FABRICATION CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Costs incurred on uncompleted contracts.....................  $ 18,605   $ 16,999
Estimated earnings..........................................     3,488      3,850
                                                              --------   --------
                                                                22,093     20,849
Less -- billings to date....................................   (14,916)   (16,672)
                                                              --------   --------
                                                              $  7,177   $  4,177
                                                              ========   ========

     Presented in the accompanying financial statements as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998     1997
                                                              ------   -------
Costs and estimated earnings in excess of billings on
  uncompleted
  contracts.................................................  $7,871   $ 6,658
Billings on uncompleted contracts in excess of costs and
  estimated earnings........................................    (694)   (2,481)
                                                              ------   -------
                                                              $7,177   $ 4,177
                                                              ======   =======

                           HANOVER COMPRESSOR COMPANY

5. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Goodwill....................................................  $26,686   $ 6,006
Investments in unconsolidated subsidiaries..................   25,123     9,190
Notes receivable............................................    3,799
Other.......................................................    7,175     6,800
                                                              -------   -------
                                                               62,783    21,996
Accumulated amortization....................................   (5,747)   (4,403)
                                                              -------   -------
                                                              $57,036   $17,593
                                                              =======   =======

     Amortization of goodwill and other intangible assets totaled $1,386,000, $650,000 and $835,000 in 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997, the Company's investments in unconsolidated subsidiaries included a 35% interest in Collicutt Mechanical Services, Ltd., a 35% interest in the Consortium Cosacol/Hanover (the "Consortium"), and a non-controlling 60% interest in the Hanover/Enron Joint Venture. At December 31, 1997, the Company had a 33% interest in a joint venture with Wartsila Diesal International Ltd., OY that was dissolved in 1998. There were no distributions or dividends received during the years ended December 31, 1998 and 1997. Equity in income of joint ventures was $1,369,000 for 1998 and a loss of $206,000 for 1997 and is included in other revenues. The company had no equity investments in 1996.

     In December, 1998, the Company restructured its relationship in the Consortium. The Company purchased all of the capitalized construction from the Consortium for 150,000 shares of Hanover common stock valued at $3,300,000. In addition, the Company acquired a 10% interest in Cosacol for $2,000,000 in cash.

     In December, 1998, the Company advanced $8,000,000 to Transportadora de Gas del Sur S.A. ("TGS"), an Argentina company for a 25% interest in a joint venture. The Company is finalizing the terms of the joint venture.

     Effective November 20, 1997, Hanover acquired 35% of the common stock of Collicutt Mechanical Services, Ltd. for approximately $5,608,000 in cash. The investment is accounted for using the equity method of accounting. The excess of the Company's investment over the underlying net equity of $703,000 is being amortized on a straight-line basis over ten years and is included in other assets at December 31, 1998 and 1997.

     The notes receivable are from customers for sales of equipment. The notes vary in length, are non-interest bearing or bear interest at rates ranging from 12% to 15%, approximately $1,500,000 is collateralized by certain equipment.

                           HANOVER COMPRESSOR COMPANY

6. ACCRUED LIABILITIES

     Accrued liabilities are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
Accrued salaries and wages..................................  $ 1,055   $  801
Accrued bonuses.............................................    1,539    1,151
Accrued income and other taxes..............................    6,105      749
Accrued leasing.............................................    2,336
Accrued other...............................................    6,564    6,387
                                                              -------   ------
                                                              $17,599   $9,088
                                                              =======   ======

7. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Revolving credit facility...................................  $126,500   $131,200
Subordinated promissory notes, net of unamortized discount
  of $855 and $1,283........................................    22,648     22,220
Real estate mortgage, interest at 7.5%, collateralized by
  certain land and buildings, payable through 2002..........     4,583      4,917
Other, interest at various rates, collateralized by
  equipment and other assets, net of unamortized discount...     3,656      2,723
                                                              --------   --------
                                                               157,387    161,060
Less -- current maturities..................................      (444)    (2,222)
                                                              --------   --------
                                                              $156,943   $158,838
                                                              ========   ========

     The Company's primary credit agreement provides for a $200,000,000 revolving credit facility which matures on December 17, 2002. Advances bear interest at the bank's prime or a negotiated rate (6.9% and 6.7% at December 31, 1998 and 1997, respectively). A commitment fee of 0.35% per annum on the average available commitment is payable quarterly.

     The credit agreement contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. The credit agreement also limits the payment of cash dividends on the Company's common stock to 25% of net income for the respective period.

     During 1996, the Company exchanged subordinated notes for Series A preferred stock (Note 10). The subordinated notes mature on December 31, 2000. The notes bear interest at 7%, payable semi-annually.

     Maturities of long-term debt at December 31, 1998 are (in thousands):
1999 -- $444; 2000 -- $23,150; 2001 -- $615; 2002 -- $130,380; 2003 -- $646 and
$2,152 thereafter.

     In January, 1998 and in connection with the revolving credit facility, the Company entered into a two-year interest rate swap transaction to manage interest rate exposure with a notional amount of $75,000,000 and a strike rate of 5.43%. The differential paid or received on the swap transaction was recognized as an adjustment to interest expense. This swap transaction was cancelled in July, 1998.

                           HANOVER COMPRESSOR COMPANY

8. LEASING TRANSACTION

     In July 1998, the Company completed a $200,000,000 sale and lease back transaction of certain compression equipment. The transaction was structured as a sale and lease back of the equipment and is recorded as an operating lease. Under the agreement, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has the option to repurchase the equipment at fair market value. The lease provides for a substantial residual value guarantee (approximately $167,000,000) by the Company, which is due upon termination of the lease and which may be satisfied by a cash payment or the exercise of a purchase option by the Company. The equipment sold had a book value of $158,007,000 and the equipment sale resulted in a gain of approximately $41,993,000 which is deferred until the end of the lease. If the Company does not exercise its purchase options under the agreement, the deferred gain will be recognized to the extent it exceeds any required payments by the Company under the residual value guarantee and other requirements of the agreement. The Company incurred transaction costs of approximately $1,423,000 that are included in intangible and other assets. The costs are being amortized over the lease term.

     The lease agreement calls for variable quarterly rental payments that vary with the London Interbank Borrowing Rate. The following provides future minimum lease payments under the leasing arrangement exclusive of any guarantee payments (in thousands): 1999 -- $14,000; 2000 -- $14,000; 2001 -- $14,000;
2002 -- $14,000; 2003 -- $7,900.

     In July, 1998 and in connection with the leasing transaction, the Company entered into two-year swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance.

9. INCOME TAXES

     The components of income before income taxes were as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
Domestic................................................  $39,160   $23,596   $15,780
Foreign.................................................   10,476     5,821     1,445
                                                          -------   -------   -------
                                                          $49,636   $29,417   $17,225
                                                          =======   =======   =======

                           HANOVER COMPRESSOR COMPANY

     The provision for income taxes consists of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Current tax expense:
  Federal.............................................  $ 3,421    $ 3,308    $ 3,625
  State...............................................    1,741      1,281        720
  Foreign.............................................    1,739        492        236
                                                        -------    -------    -------
          Total current...............................    6,901      5,081      4,581
                                                        -------    -------    -------
Deferred tax expense:
  Federal.............................................   10,312      4,543      1,822
  State...............................................       85        (23)       441
  Foreign.............................................    1,961      1,713
                                                        -------    -------    -------
          Total deferred..............................   12,358      6,233      2,263
                                                        -------    -------    -------
          Total provision.............................  $19,259    $11,314    $ 6,844
                                                        =======    =======    =======

     The income tax expense for 1998, 1997 and 1996 resulted in effective tax rates of 38.8%, 38.5% and 39.7%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Federal income tax at statutory rates.................  $17,373    $10,296    $ 6,028
State income taxes, net of federal income tax
  benefit.............................................    1,187        817        755
Foreign income taxes..................................       33        226       (222)
Other, net............................................      666        (25)       283
                                                        -------    -------    -------
                                                        $19,259    $11,314    $ 6,844
                                                        =======    =======    =======

     Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Deferred tax assets:
  Net operating losses......................................  $  3,345    $  1,308
  Alternative minimum tax carryforward......................    13,276       9,473
  Other.....................................................     3,683       1,343
                                                              --------    --------
Gross deferred tax assets...................................    20,304      12,124
                                                              --------    --------
Deferred tax liabilities:
  Property, plant and equipment.............................   (58,249)    (31,091)
  Other.....................................................    (8,339)     (2,715)
                                                              --------    --------
Gross deferred tax liabilities..............................   (66,588)    (33,806)
                                                              --------    --------
                                                              $(46,284)   $(21,682)
                                                              ========    ========

     The Company has net operating loss carryforwards at December 31, 1998 of $9,558,000 expiring in 2005 to 2018. Of the above net operating loss carryforward, $3,991,000 is limited to the taxable income generated by the parent company in each year. In addition, the Company has an alternative minimum tax credit carryforward of $13,276,000 which does not expire.

                           HANOVER COMPRESSOR COMPANY

     The Company recorded approximately $10,174,000 additional deferred income tax liability resulting from the Arkoma and Eureka acquisitions. See Note 2 for a description of the transactions.

     The Company has not recorded a deferred income tax liability for additional income taxes that would result from the distribution of earnings of its foreign subsidiaries if they were actually repatriated. The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries.

10. REDEEMABLE PREFERRED STOCK

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

     The Series A and Series B preferred stock had cumulative 6.5% dividend rates and certain liquidation and redemption preferences. Each share of Series A preferred stock was issued with a detachable warrant to purchase 26 shares of common stock at $.01 per common share. The Series B preferred stock was convertible to common stock at specified rates. The shares were convertible at the earlier of three years after the issuance of the shares, the sale or merger of the Company where Hanover was not the surviving corporation, or a person or group (as defined) controlled at least 50% of the total voting power. Accrued dividends in 1996 were $1,368,000 on Series A and $373,000 on Series B preferred stock. As of December 31, 1998, the Company has reserved 370,470 common shares for issuance upon warrant exercise.

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

     Redeemable preferred stock activity is as follows (in thousands):

                                                              SERIES A    SERIES B
                                                              PREFERRED   PREFERRED
                                                                STOCK       STOCK
                                                              ---------   ---------
Issuance of preferred stock.................................    16,062      10,000
Accrued dividends...........................................       568         264
                                                               -------     -------
Balance at December 31, 1995................................    16,630      10,264
Accrued dividends...........................................     1,368         373
Exchange of Series A preferred stock for subordinated
  notes.....................................................   (17,998)
Conversion of Series B preferred stock to common stock......               (10,637)
                                                               -------     -------
Balance at December 31, 1996................................        --          --
                                                               -------     -------

11. COMMON STOCKHOLDERS' EQUITY

  Notes Receivable-Employee Stockholders

     Under various stock purchase plans, the Company's employees are eligible to purchase shares of Hanover stock at fair market value in exchange for cash and/or notes receivable. The notes are collateralized by the common stock and the general credit of the employee, bear interest at a prime rate, and are generally payable

                           HANOVER COMPRESSOR COMPANY
on demand or at the end of a four-year period. The notes have been recorded as a reduction of common stockholders' equity.

     In addition and in connection with the Offering, the Company issued 264,785 shares of common stock to employees at the Offering price of $19.50 in exchange for employee notes receivable. The notes bear interest at a prime rate, are collateralized by the common stock and the general credit of the employee, and mature in June 2001.

  Other

     As of December 31, 1998, warrants to purchase approximately 370,000 shares of common stock at $.01 per share were outstanding. The warrants were issued in connection with the Series A preferred stock and expire in August 2005.

     During 1998, the Company initiated a stock buyback program authorized to repurchase up to 450,000 of the Company's outstanding shares to assist with future business acquisitions and for general corporate purposes. During the year, the Company repurchased 294,200 shares at an average price of $20.22.

     In February 1997, Hanover issued 5,152 shares of common stock for cash to a trust for the benefit of a member of the Company's outside legal counsel.

     See Notes 1, 2, 5, 10, and 12 for a description of other common stock transactions.

12. STOCK OPTIONS

     The Company has employee stock option plans which provide for the granting of options to purchase common shares. The options are generally issued at fair market value on the date of grant and are exercisable over a ten-year period. Vesting of stock options issued prior to June 1997 was accelerated as a result of completion of the initial public offering. Accordingly, during 1997 the Company recognized a charge of $269,000 related to unamortized compensation expense on options issued at less than fair market value on the date of grant. During 1996, compensation expense of $109,000 was recognized on options granted at less than fair market value. No compensation expense was recorded in 1998.

     Of the options granted in 1998, 350,000 vest 100% on July 1, 2001. The remaining options granted to employees vest over the following schedule, which may accelerate upon a change in the Company's controlling ownership.

Year 1......................................................    10%
Year 2......................................................    30%
Year 3......................................................    60%
Year 4......................................................   100%

                           HANOVER COMPRESSOR COMPANY

     The following is a summary of stock option activity for the years ended December 31, 1998, 1997 and 1996:

                                                                         WEIGHTED AVERAGE
                                                              SHARES     PRICE PER SHARE
                                                             ---------   ----------------
Options outstanding, December 31, 1995.....................  2,294,788         4.93
  Options granted..........................................    105,386         9.03
  Options canceled.........................................
  Options exercised........................................
                                                             ---------
Options outstanding, December 31, 1996.....................  2,400,174         5.11
                                                             ---------
  Options granted..........................................  1,015,323        19.50
  Options canceled.........................................     (1,138)       10.55
  Options exercised........................................
                                                             ---------
Options outstanding, December 31, 1997.....................  3,414,359         9.39
                                                             ---------
  Options granted..........................................  1,047,683        20.26
  Options canceled.........................................    (42,004)       21.22
  Options exercised........................................    (24,823)        4.80
                                                             ---------
Options outstanding, December 31, 1998.....................  4,395,215        11.90
                                                             ---------

  Options Outstanding December 31, 1998

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998:

                                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                       ------------------------------------   --------------------
                                                     WEIGHTED      WEIGHTED               WEIGHTED
                                                      AVERAGE      AVERAGE                AVERAGE
              RANGE OF                               REMAINING     EXERCISE               EXERCISE
           EXERCISE PRICES              SHARES     LIFE IN YEARS    PRICE      SHARES      PRICE
           ---------------             ---------   -------------   --------   ---------   --------
$ 0.01-$ 4.59........................  1,752,203        4.3         $ 4.46    1,752,203    $ 4.46
$ 4.60-$ 6.96........................    421,421        4.9           5.33      421,421      5.33
$ 6.97-$10.13........................    129,859        6.4           9.54      129,353      9.54
$10.14-$13.92........................     70,730        7.2          11.86       70,730     11.86
$19.50-$25.00........................  2,021,002        8.4          19.86       99,885     19.50
                                       ---------                              ---------
                                       4,395,215                              2,473,592
                                       =========                              =========

     The weighted average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $8.31, $8.58 and $5.54, per option during 1998, 1997 and 1996, respectively. The weighted average fair value at date of grant for options where the exercise price was less than the market price of the stock on the grant date was $10.54 per option during 1996. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                            1998      1997       1996
                                                           -------   -------   --------
Expected life............................................  6 years   6 years   10 years
Interest rate............................................     4.8%      6.7%       6.3%
Volatility...............................................    32.6%       30%         0%
Dividend yield...........................................       0%        0%         0%

     Stock-based compensation costs computed in accordance with FAS 123, would have reduced pretax income by $1,349,000, $1,369,000 and $237,000 in 1998, 1997 and 1996, respectively. The after-tax impact for

                           HANOVER COMPRESSOR COMPANY

1998, 1997 and 1996, respectively, was $825,000, $842,000 and $156,000 if the fair value of the options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma impact on net income would have reduced basic and diluted earnings per share by $.03 per share in 1998 and 1997 and by less than $.01 per share during 1996. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

13. BENEFIT PLANS

     The Company's 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. The Company made a matching contribution of $273,000 during the year ended December 31, 1998. The Company did not make a matching contribution for the years ended December 31, 1997 or 1996.

14. RELATED PARTY TRANSACTIONS

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

     In connection with stock offerings to management, the Company has received notes from employees for shares purchased. The total amounts owed to the Company at December 31, 1998 and 1997 are $10,146,000 and $10,748,000, respectively.
Total interest accrued on the loans is $548,000 and $585,000 as of December 31, 1998 and 1997, respectively.

     Effective September 29, 1997, the Company purchased certain compressors and buildings totaling $26,000,000 from an affiliate in a sale-leaseback transaction. The affiliate has the option to repurchase the assets ten years from the purchase date at the prevailing fair market value.

     The Company had a credit agreement with Joint Energy Development Investments Limited Partnership, a common stockholder, that was repaid in 1997. Interest expense in 1997 and 1996 was $1,388,000 and $2,548,000, respectively. The Company also leases compressors to affiliates of Enron Capital and Trade Resources Corp., an affiliate of Joint Energy Development Investments Limited Partnership. Rentals of $6,801,000, $1,034,000 and $701,000 were paid by affiliates of Enron in 1998, 1997 and 1996, respectively.

     The Company leases compressors to other companies owned or controlled by or affiliated with related parties. Rental and maintenance revenues billed to these related parties totaled $859,000, $1,035,000 and $3,429,000 during 1998, 1997 and 1996, respectively.

     See Note 5 for a description of an investment with a related party, Note 10 for a description of redeemable preferred stock transactions with related parties and Note 11 for a description of common stock transactions with related parties.

15. COMMITMENTS AND CONTINGENCIES

     Rent expense excluding lease payments for the leasing transaction described in Note 8 for 1998, 1997 and 1996 was approximately $455,000, $376,000 and $440,000, respectively. Commitments for future minimum rental payments exclusive of those disclosed in Note 8 are not significant at December 31, 1998.

                           HANOVER COMPRESSOR COMPANY

     In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

     The Company has no commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

16. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     The Company manages its business segments primarily on the type of product or service provided. The Company has four principal industry segments: Rentals and Maintenance -- Domestic, Rentals and Maintenance -- International, Compressor Fabrication and Production Equipment Fabrication. The Rentals and Maintenance Segment provides natural gas compression rental and maintenance services which includes parts sales to meet specific customer requirements. The Compressor Fabrication Segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas.

     The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest and income taxes. Amounts defined as "Other" include sales of asset, results of other insignificant operations, corporate related items primarily related to cash management activities and parts and service operations which are not separately managed. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost and are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular industry segment or geographic region, or which are allocated when used jointly. Capital expenditures include fixed asset purchases.

     No single customer accounts for 10% or more of the Company's revenues for all periods.

                           HANOVER COMPRESSOR COMPANY

     The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 1998, 1997 and 1996.

  Industry Segments

                           DOMESTIC     INTERNATIONAL                 PRODUCTION
                          RENTALS AND    RENTALS AND    COMPRESSOR     EQUIPMENT              ELIMINA-   CONSOLI-
                          MAINTENANCE    MAINTENANCE    FABRICATION   FABRICATION    OTHER     TIONS      DATED
                          -----------   -------------   -----------   -----------   -------   --------   --------
                                                         (IN THOUSANDS OF DOLLARS)
1998:
  Revenues from external
    customers...........   $107,420       $ 40,189       $ 67,453       $37,466     $29,429              $281,957
  Intersegment sales....                     1,200         54,369         2,902      10,735   $(69,206)        --
                           --------       --------       --------       -------     -------   --------   --------
         Total
           revenues.....    107,420         41,389        121,822        40,368      40,164    (69,206)   281,957
  Gross profit..........     70,850         27,374          9,309        11,685       6,528               125,746
  Identifiable assets...    422,026        129,628         33,578        17,855      11,503               614,590
  Capital
    expenditures........    111,216         54,830          2,524           855                           169,425
  Depreciation and
    amortization........     28,383          7,128            701           942                            37,154
1997:
  Revenues from external
    customers...........   $ 78,656       $ 22,029       $ 49,764       $37,052     $11,297              $198,798
  Intersegment sales....                     1,200         48,072           462       7,775   $(57,509)        --
                           --------       --------       --------       -------     -------   --------   --------
         Total
           revenues.....     78,656         23,229         97,836        37,514      19,072    (57,509)   198,798
  Gross profit..........     51,149         14,423          8,180        10,677       3,894                88,323
  Identifiable assets...    360,362         98,421         30,088        13,020       4,561               506,452
  Capital
    expenditures........    109,540         36,545            993         3,917                           150,995
  Depreciation and
    amortization........     23,261          3,912            554           712                            28,439
1996:
  Revenues from external
    customers...........   $ 61,609       $ 11,288       $ 28,764       $26,903     $ 7,447              $136,011
  Intersegment sales....                     1,200         36,851           526       1,871   $(40,448)        --
                           --------       --------       --------       -------     -------   --------   --------
         Total
           revenues.....     61,609         12,488         65,615        27,429       9,318    (40,448)   136,011
  Gross profit..........     40,519          6,366          4,107         7,329       1,670                59,991
  Identifiable assets...    221,804         77,956         14,550        19,755       7,322               341,387
  Capital
    expenditures........     75,554          6,602            578           864                            83,598
  Depreciation and
    amortization........     17,212          2,442            490           578                            20,722

                           HANOVER COMPRESSOR COMPANY

  Geographic Data

                                                             UNITED
                                                             STATES    INTERNATIONAL   CONSOLIDATED
                                                            --------   -------------   ------------
                                                                   (IN THOUSANDS OF DOLLARS)
1998:
  Revenues from external customers........................  $230,605     $ 51,352        $281,957
  Identifiable assets.....................................  $484,269     $130,321        $614,590
1997:
  Revenues from external customers........................  $176,045     $ 22,753        $198,798
  Identifiable assets.....................................  $406,602     $ 99,850        $506,452
1996:
  Revenues from external customers........................  $124,324     $ 11,687        $136,011
  Identifiable assets.....................................  $262,175     $ 79,212        $341,387

                           HANOVER COMPRESSOR COMPANY

                  SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

     The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                                   1ST        2ND        3RD        4TH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
  Revenue......................................  $61,449    $68,933    $71,796    $79,779
  Gross profit.................................   28,411     31,963     34,841     36,090
  Net income...................................    6,251      6,972      8,048      9,106
  Earnings per common and common equivalent
     share:
     Basic.....................................  $  0.22    $  0.24    $  0.28    $  0.32
     Diluted...................................  $  0.21    $  0.23    $  0.27    $  0.30
1997
  Revenue......................................  $40,924    $49,197    $51,467    $57,210
  Gross profit.................................   19,120     20,617     23,205     26,424
  Net income...................................    3,394      3,476      5,137      6,096
  Earnings per common and common equivalent
     share:
     Basic.....................................  $  0.15    $  0.15    $  0.18    $  0.22
     Diluted...................................  $  0.14    $  0.14    $  0.17    $  0.20

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Amended and Restated Certificate of Incorporation of the
                            Company(1) I3.1J
           3.2           -- Amended and Restated By-laws of the Company(1) I3.2J
           3.3           -- Certificate of Amendment of Certificate of Incorporation
                            of the Company filed March 8, 1996(1) I3.3J
           3.4           -- Second Certificate of Amendment of Certificate of
                            Incorporation of the Company filed June 24, 1997(1) I3.4J
           4.1           -- Third Amended and Restated Registration Rights Agreement,
                            dated as of December 5, 1995, among the Company, GKH
                            Partners, L.P., GKH Investments, L.P., Astra Resources,
                            Inc. and other stockholders of the Company party
                            thereto(1) I4.1J
           4.10          -- Form of Warrant Agreement(1) I4.10J
           4.11          -- Specimen Stock Certificate(1) I4.11J
           4.12          -- Form of Second Amended and Restated Stockholders
                            Agreement of Hanover Compressor Company dated as of June,
                            1997(1) I4.12J
           4.13          -- Form of Amended and Restated Stockholders Agreement
                            (JEDI) dated as of May, 1997(1) I4.13J
           4.14          -- Form of Amended and Restated Stockholders Agreement
                            (Westar Capital, Inc.) dated as of May, 1997(1) I4.14J
           4.15          -- Form of Amended and Restated Stockholders Agreement
                            (HEHC) dated as of May, 1997(1) I4.15J
          10.1           -- Credit Agreement, dated as of December 15, 1997, by and between the Company, The Chase Manhattan Bank, a New York
                            banking corporation as Administrative Agent and several
                            banks and other financial institutions that are parties
                            thereto(2) I10.30J
          10.2           -- Subsidiaries' Guarantee, dated as of December 15, 1997, by certain of the Company's subsidiaries in favor of The
                            Chase Manhattan Bank, as agent(2) I10.31J
          10.3           -- Management Fee Letter, dated November 14, 1995 between
                            GKH Partners, L.P. and the Company(1) I10.3J
          10.4           -- Hanover Compressor Company Senior Executive Stock Option
                            Plan(1) I10.4J
          10.5           -- 1993 Hanover Compressor Company Management Stock Option
                            Plan(1) I10.5J
          10.6           -- Hanover Compressor Company Incentive Option Plan(1)
                            I10.6J
          10.7           -- Amendment and Restatement of Hanover Compressor Company
                            Incentive Option Plan(1) I10.7J
          10.8           -- Hanover Compressor Company 1995 Employee Stock Option
                            Plan(1) I10.8J
          10.9           -- Hanover Compressor Company 1995 Management Stock Option
                            Plan(1) I10.9J
          10.10          -- Hanover Compressor Company 1996 Employee Stock Option
                            Plan(1) I10.10J
          10.11          -- OEM Sales and Purchase Agreement, between Hanover
                            Compressor Company and the Waukesha Engine Division of
                            Dresser Industries, Inc.(1) I10.11J
          10.12          -- Distribution Agreement, dated February 23, 1995, between
                            Ariel Corporation and Maintech Enterprises, Inc.(1)
                            I10.12J
          10.13          -- Exclusive Distribution Agreement, dated as of February
                            23, 1995 by and between Hanover/Smith, Inc. and Uniglam
                            Resources, Ltd.(1) I10.13J

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.14          -- Lease Agreement with Option to Purchase dated as of
                            February 24, 1995 between Smith Industries, Incorporated
                            and Hanover/Smith, Inc.(1) I10.14J
          10.15          -- Lease Agreement, dated December 4, 1990, between Hanover
                            Compressor Company and Ricardo J. Guerra and Luis J.
                            Guerra as amended(1) I10.15J
          10.16          -- Lease Agreement, dated as of March 31, 1995 between
                            Hanover Compressor Company and Smith Industries,
                            Incorporated(1) I10.16J
          10.17          -- Lease Agreement with Option to Purchase, dated June 8,
                            1993 between C&M Land Account and Hanover Compressor
                            Company(1) I10.17J
          10.18          -- Indemnification Agreement, dated as of December 5, 1995, between Hanover Compressor Company and Western Resources
                            (formerly Astra Resources, Inc.)(1) I10.18J
          10.19          -- Put Agreement, dated December 5, 1995, by and between
                            Western Resources, Inc. (formerly Astra Resources, Inc.)
                            an Hanover Compressor Company and Hanover Acquisition
                            Corporation (formerly Astra Resources Compression,
                            Inc.)(1) I10.19J
          10.20          -- Exchange and Subordinated Loan Agreement dated as of
                            December 23, 1996, among the Company and GKH Partners,
                            L.P., GK December 23, 1996, among the Company and GKH
                            Partners, L.P., GK Investments, L.P., IPP95, L.P., Hanna
                            Investment Group, Ott Candies, Inc., Phyllis S. Hojel,
                            Ted Collins, Jr. and L.O. Ward(1) I10.20J
          10.21          -- Cooperation Agreement dated January 16, 1997 among the
                            Company, Wartsila and Wartsila Compression Services,
                            GMBH(1) I10.21J
          10.22          -- Distributorship Agreement dated January 16, 1997 between the Company and Wartsila Compression Services(1) I10.22J
          10.23          -- 1997 Stock Option Plan, as amended(1) I10.23J
          10.24          -- 1997 Stock Purchase Plan(1) I10.24J
          10.25          -- Exchange Agreement by and between Hanover Compressor
                            Company and JEDI, dated December 23, 1996(1) I10.27J
          10.26          -- Lease dated as of July 20, 1998 between Hanover Equipment
                            Trust 1998A (the "Trust") and the Company.(3) I10.1J
          10.27          -- Guarantee dated as of July 22, 1998 and made by the
                            Company, Hanover/Smith, Inc., Hanover Maintech, Inc. and
                            Hanover Land Company.(3) I10.2J
          10.28          -- Lessee's and Guarantor's Consent dated as of July 20,
                            1998 made by the Company, Hanover/Smith, Inc., Hanover
                            Maintech, Inc. and Hanover Land Company.(3) I10.3J
          10.29          -- Participation Agreement dated as of July 22, 1998 among the Company, the Trust, The Chase Manhattan Bank, as
                            agent, Societe General & Financial Corporation, and
                            Wilmington Trust Company.(3) I10.4J
          10.30          -- Security Agreement dated as of July 22, 1998 made by the
                            Trust in favor of The Chase Manhattan Bank, as agent,
                            with the Company joining by Joinder of Lessee.(3) I10.5J
          10.31          -- Lease Supplement No. 1 dated as of July 22, 1998 between the Trust and the Company.(3) I10.6J
          10.32          -- 1998 Stock Option Plan(4) 10.7
          10.33          -- December 10, 1998 Stock Option Plan*(5)
          10.34          -- 1999 Stock Option Plan*(5)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          21.1           -- List of Subsidiaries*
          27.1           -- Financial Data Schedule*

---------------

(1) Such exhibit previously filed as an exhibit to the Registration Statement (File No. 333-27953) on Form S-1, as amended, under the exhibit number indicated in brackets I J, and is incorporated by reference.

(2) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1997 under the exhibit number indicated in brackets I J, and is incorporated by reference.

(3) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 22, 1998, under the exhibit number indicated in brackets I J, and is incorporated by reference.

(4) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1998, under the exhibit number indicated in brackets I J, and is incorporated by reference.

(5) Compensatory plan or arrangement required to be filed.

 *  Filed herewith.