Form 10-K/A
period 1998-12-31
HANOVER COMPRESSOR CO
filed 1999-04-02
CIK 909413

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

                              Title of class: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the Common Stock of the registrant held by nonaffiliates as of March 26, 1999: $246,397,448. This calculation does not reflect a determination that such persons are affiliates for any other purpose.


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

BUSINESS SEGMENTS


     The Company's revenues and income are derived from its four business segments (comprising three operating divisions) -- domestic compression rentals, international compression rentals, compressor fabrication and production equipment fabrication. The compression rentals segments have operations primarily in the United States, Canada and South America. For financial data relating to the Company's divisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the Notes to the Consolidated Financial Statements.


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


                         TITLE AND AMOUNT OF                                               EXEMPTION
     DATE OF SALE            SECURITIES         PURCHASERS          CONSIDERATION           CLAIMED
     ------------        -------------------    ----------    -------------------------    ---------
12/17/98...............  150,000 shares of      Accredited    $22.00 per share.             Sec. 4(2)
                              Common Stock      Investor

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


                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1998       1997       1996      1995(1)      1994
                                                              --------   --------   --------    --------   --------
INCOME STATEMENT DATA:
Revenues:
  Rentals...................................................  $147,609   $100,685   $ 72,897    $ 43,859   $ 29,497
  Parts and service.........................................    23,870     10,254      6,458       4,495      2,528
  Compressor fabrication....................................    67,453     49,764     28,764      29,593     16,202
  Production equipment fabrication..........................    37,466     37,052     26,903      16,960      7,272
  Other.....................................................     5,559      1,043        989       1,057        581
                                                              --------   --------   --------    --------   --------
        Total revenues......................................   281,957    198,798    136,011      95,964     56,080
                                                              --------   --------   --------    --------   --------
Expenses:
  Rentals...................................................    49,386     35,113     26,012      13,691      9,201
  Parts and service.........................................    17,341      6,360      4,788       4,122      1,807
  Compressor fabrication....................................    58,144     41,584     24,657      25,265     13,733
  Production equipment fabrication..........................    25,781     26,375     19,574      13,178      5,798
  Selling, general and administrative.......................    26,626     20,782     16,439      12,542      8,427
  Depreciation and amortization(2)..........................    37,154     28,439     20,722      13,494      8,109
  Leasing expense...........................................     6,173
  Interest expense..........................................    11,716     10,728      6,594       4,560      2,027
                                                              --------   --------   --------    --------   --------
        Total costs and expenses............................   232,321    169,381    118,786      86,852     49,102
                                                              --------   --------   --------    --------   --------
Income before income taxes..................................    49,636     29,417     17,225       9,112      6,978
Provision for income taxes..................................    19,259     11,314      6,844       3,498      2,590
                                                              --------   --------   --------    --------   --------
Net income..................................................    30,377     18,103     10,381       5,614      4,388
                                                              --------   --------   --------    --------   --------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...................       152
                                                              --------   --------   --------    --------   --------
Comprehensive income........................................  $ 30,529   $ 18,103   $ 10,381    $  5,614   $  4,388
                                                              ========   ========   ========    ========   ========
Net income available to common stockholders:
  Net income................................................  $ 30,377   $ 18,103   $ 10,381    $  5,614   $  4,388
  Dividends on Series A and Series B preferred stock........                          (1,773)       (832)
  Series A preferred stock exchange.........................                          (3,794)
  Series B preferred stock conversion
                                                                                      (1,400)
                                                              --------   --------   --------    --------   --------
Net income available to common stockholders:................  $ 30,377   $ 18,103   $  3,414    $  4,782   $  4,388
                                                              ========   ========   ========    ========   ========
Weighted average common and common equivalent shares (3):
    Basic...................................................    28,468     25,623     20,498      14,373     13,069
                                                              --------   --------   --------    --------   --------
    Diluted.................................................    30,091     27,345     22,023      15,358     13,606
                                                              --------   --------   --------    --------   --------
Earnings per common share (3):
    Basic...................................................  $   1.07   $    .71   $    .17    $    .33   $    .34
                                                              ========   ========   ========    ========   ========
    Diluted.................................................  $   1.01   $    .66   $    .16(4) $    .31   $    .32
                                                              ========   ========   ========    ========   ========
OTHER DATA:
  EBITDA(5).................................................  $104,679   $ 68,584   $ 44,541    $ 27,166   $ 17,114
                                                              ========   ========   ========    ========   ========
Balance Sheet Data (end of period):
Working capital.............................................  $113,264   $ 58,027   $ 41,513    $ 23,270   $    995
Net property, plant and equipment...........................   392,498    394,070    266,406     198,074     88,391
Total assets................................................   614,590    506,452    341,387     252,313    114,614
Long-term debt..............................................   156,943    158,838    122,756      50,451     36,878
Preferred stockholders' equity..............................                                      26,894
Common stockholders' equity.................................   316,713    288,271    176,895     139,302     51,333

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

(4) Diluted earnings per share in 1996 was $.46 per share before the effects of charging retained earnings for $1.8 million relating to dividends on redeemable preferred stock and one time charges to retained earnings for (i) $3.8 million related to the exchange of all Series A preferred stock for subordinated notes and (ii) $1.4 million related to the conversion of all Series B preferred stock to Common Stock. See Note 10 of the Notes to Consolidated Financial Statements.


(5) EBITDA consists of the sum of consolidated net income before interest expense, leasing expense, income tax, and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of its operating performance and is also used to measure the Company's ability to meet debt service requirements. EBITDA should not be considered as an alternative performance measure prescribed by generally accepted accounting principles.


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

     The following table summarizes revenues, expenses and gross profit percentages for each of the Company's business segments (in millions):


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


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

  Revenues


     Revenues from rentals increased by $46.9 million, or 47% to $147.6 million due to growth in the rental fleet. At December 31, 1998 the compressor rental fleet consisted of approximately 1,067,000 horsepower, a 37% increase over the 781,000 horsepower in the rental fleet at December 31, 1997. Domestically, the rental fleet increased by 224,000 horsepower, or 34%, during 1998 and internationally by 61,000 horsepower, or 54%. Revenue from parts and service increased by $13.6 million, or 133% to $23.9 million as a result of increased marketing focus on parts and service and the increase in growth in the rental fleet. Revenues from compressor fabrication amounted to $67.4 million, increasing by 36% over 1997. An aggregate of 113,000 horsepower was sold during 1998. In addition, 88,000 horsepower was fabricated and placed in the rental fleet during 1998. Revenues from the fabrication of production equipment remained relatively unchanged with an increase of $0.4 million from 1997, or 1% to $37.5 million during 1998. The change in 1998 production equipment revenue was negligible as a result of declining well completions.


  Expenses


     Operating expenses of the rentals segments increased by $14.3 million, or 41% to $49.4 million during 1998. The gross profit percentage from rentals increased to 67% during 1998 from 65% in 1997. Operating expenses of parts and service increased $11.0 million, or 173% to $17.3 million during 1998, which relates to the 133% increase in parts and service revenue. The gross profit percentage from parts and service decreased to 27% during 1998 from 38% in 1997. Operating expenses of compressor fabrication increased by $16.5 million, or 40% to $58.1 million, which relates to the 36% increase in compression fabrication revenue achieved during 1998. In addition, the gross profit margin on compression fabrication decreased to 14% during 1998, from 16% during 1997. Production equipment fabrication operating expenses decreased by $0.6 million, or (2%), during 1998 to $25.8 million. The decrease in operating expenses is reflective of the change in production equipment fabrication revenues during 1998. The gross profit margin attributable to production equipment fabrication increased to 31% during 1998, up from 29% during 1997.


     Selling, general and administrative expenses increased by $5.8 million, or 28% to $26.6 million during 1998. The increase is attributable to increased personnel and other administrative and selling expenses associated with the increase in operating activity in the Company's rentals and compression fabrication operating segments as well as increased administrative costs relating to being a public reporting entity. Depreciation and amortization expense increased by $8.7 million, or 31% during 1998 to $37.1 million as the Company continued to expand its rental fleet with capital expenditures and net business acquisitions that amounted to approximately $212.0 million. In addition, the Company sold certain compression equipment with a book value of approximately $158.0 million in July, 1998 under a sale and lease back arrangement. See "LIQUIDITY AND CAPITAL RESOURCES" for a description of the Equipment Lease. Consequently, the Company incurred compression equipment leasing expense of $6.2 million during 1998. As a result of the Equipment Lease, the Company expects to incur annual operating leasing expense of approximately $14 million. Interest expense increased by $1.0 million, or 9% during 1998 to $11.7 million.


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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues


     Revenues from rentals increased by $27.8 million, or 38% to $100.7 million due to growth in the rental fleet. At December 31, 1997 the compressor rental fleet consisted of 781,000 horsepower, a 37% increase over the 570,000 horsepower in the rental fleet at December 31, 1996. Domestically, the rental fleet increased by 160,000 horsepower, or 32%, during 1997 and internationally by 51,000 horsepower, or 83%. Revenues from parts and service increased by $3.8 million, or 59% to $10.3 million during 1997. Revenues from compressor fabrication amounted to $49.8 million, increasing by 73% over 1996. An aggregate of 110,000 horsepower was sold during 1997. In addition, 93,000 horsepower was fabricated and placed in the rental fleet during 1997. Revenues from the fabrication of production equipment increased by $10.1 million, or 38% to $37.1 million during 1997 as a result of the continued strength in the market for oil and gas production equipment.


  Expenses


     Operating expenses of the rental segment increased by $9.1 million, or 35% to $35.1 million during 1997. The gross profit percentage from rentals increased to 65% during 1997 from 64% in 1996. The increase in the gross profit percentage results from successful cost control measures as well as the continued addition of newly fabricated higher horsepower units to the rental fleet. Operating expenses of parts and services increased $1.6 million, or 33% to $6.4 million during 1997. The gross profit percentage from parts and service increased to 38% during 1997 from 26% in 1996. Operating expenses of compressor fabrication increased by $16.9 million, or 69%, which relates to the 73% increase in compression fabrication revenue achieved during 1997. In addition, the gross profit margin on compression fabrication increased to 16.4% during 1997, from 14.3% during 1996. Production equipment fabrication operating expenses increased by $6.8 million, or 35%, during 1997 to $26.4 million. The increase in operating expenses is reflective of the corresponding 38% increase in production equipment fabrication revenues during 1997. The gross profit margin attributable to production equipment fabrication also increased to 28.8% during 1997, up from 27.2% during 1996.

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



     The Company's cash balance amounted to $11.5 million at December 31, 1998 compared to $4.6 million at December 31, 1997. Primary sources of cash during 1998 were cash provided by internal operations of $31.1 million and net proceeds of $200.0 million from the sale of compression equipment under the Equipment Lease. Principal uses of cash during the year ended December 31, 1998 were capital expenditures of $169.5 million, business combinations and investments in unconsolidated entities of $53.8 million.



     Total current assets increased from $94.8 million at December 31, 1997 to $165.1 million at December 31, 1998 primarily as a result of increases in accounts receivable and inventories. Accounts receivable at December 31, 1998 increased by $29.2 million to $70.2 million. The increase corresponds with the 42% increase in total revenue realized by the Company during 1998. In addition, inventories increased by $30.2 million to $63.0 million at December 31, 1998. The increase in inventories reflects increases in parts and supplies, work in progress and finished goods as the level of activity in the Company's domestic and international rental and maintenance and compressor fabrication segments increased over 1997. Working capital at December 31, 1998 was also affected by a $15.0 million increase in total current liabilities at December 31, 1998 to $51.8 million. The 41% increase results largely from the increase in vendor accounts payable caused by the expansion of the Company's operating activities.

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


     Primarily to accommodate its growth, the Company has installed or plans to install various modifications or upgrade existing computer software and hardware which include, among other things, an accommodation of Year 2000 issues. The costs associated with the software modifications are being incurred in the ordinary course of business and are not expected to be material in relation to either future operating results, cash flows or financial condition. The Company expects that all hardware and software upgrades will be completed in mid-1999.


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

  New Accounting Pronouncements


     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged Comprehensive Income pending recognition in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the effect of adoption will have a material effect on the Company's results of operations, cash flows or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     In this report, the consolidated financial statements and supplementary data appearing on pages F-1 through F-23 are incorporated in this item 8 by reference. See Index to the Financial Statements at page 19.


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


Date: April 2, 1999


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


                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                /s/ MICHAEL J. MCGHAN                  President and Chief Executive    April 2, 1999
-----------------------------------------------------    Officer (Principal Executive
                  Michael J. McGhan                      Officer and Director)

                 /s/ CURTIS BEDRICH                    Chief Financial Officer and      April 2, 1999
-----------------------------------------------------    Treasurer (Principal
                   Curtis Bedrich                        Financial and Accounting
                                                         Officer)

                /s/ TED COLLINS, JR.                   Director                         April 2, 1999
-----------------------------------------------------
                  Ted Collins, Jr.

               /s/ ROBERT R. FURGASON                  Director                         April 2, 1999
-----------------------------------------------------
                 Robert R. Furgason

               /s/ WILLIAM S. GOLDBERG                 Director                         April 2, 1999
-----------------------------------------------------
                 William S. Goldberg

                 /s/ MELVYN N. KLEIN                   Director                         April 2, 1999
-----------------------------------------------------
                   Melvyn N. Klein

               /s/ CARL M. KOUPAL, JR.                 Director                         April 2, 1999
-----------------------------------------------------
                 Carl M. Koupal, Jr.

               /s/ MICHAEL A. O'CONNOR                 Director                         April 2, 1999
-----------------------------------------------------
                 Michael A. O'Connor

               /s/ ALVIN V. SHOEMAKER                  Director                         April 2, 1999
-----------------------------------------------------
                 Alvin V. Shoemaker

                         INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE
                                                               --------

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

                           HANOVER COMPRESSOR COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (IN THOUSANDS OF DOLLARS)


                                                                1998        1997       1996
                                                              ---------   ---------   -------
Cash flows from operating activities:
  Net income................................................  $  30,377   $  18,103   $10,381
  Adjustments:
     Depreciation and amortization..........................     37,154      28,439    20,722
     Amortization of debt issuance costs and debt
       discount.............................................        852         892       547
     Bad debt expense.......................................        349         594       447
     Gain on sale of assets.................................     (2,552)       (148)     (352)
     Equity in income of nonconsolidated affiliates.........     (1,369)        206
     Deferred income taxes..................................     12,358       6,233     2,263
     Changes in assets and liabilities, net of effects of
       business combinations:
       Accounts receivable..................................    (28,337)    (13,604)   (8,969)
       Inventory............................................    (24,169)    (14,726)   (4,552)
       Costs and estimated earnings versus billings on
          uncompleted contracts.............................     (3,000)      2,929    (1,301)
       Accounts payable and other liabilities...............     14,358       7,728     3,309
       Advance billings.....................................      2,942          51       435
       Other................................................     (7,816)     (4,478)   (2,654)
                                                              ---------   ---------   -------
          Net cash provided by operating activities.........     31,147      32,219    20,276
                                                              ---------   ---------   -------
Cash flows from investing activities:
  Capital expenditures......................................   (169,498)   (150,995)  (83,598)
  Proceeds from sale of fixed assets........................    208,644       2,887     2,404
  Cash used for business acquisitions, net..................    (42,581)     (6,287)   (6,489)
  Cash used to acquire investments in unconsolidated
     subsidiaries...........................................    (11,264)    (10,095)
                                                              ---------   ---------   -------
          Net cash used in investing activities.............    (14,699)   (164,490)  (87,683)
                                                              ---------   ---------   -------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving credit
     facility...............................................     (4,700)     63,681    50,700
  Proceeds from issuance of long-term debt..................      2,825       5,000
  Issuance of common stock, net.............................                 92,088    23,317
  Proceeds from warrant conversions and stock option
     exercises..............................................        121
  Equity issuance costs.....................................                   (687)     (498)
  Repayment of long-term debt...............................     (2,226)    (31,757)     (379)
  Purchase of treasury stock................................     (5,950)
  Repayments of shareholder notes...........................        602       1,185
  Conversion of Series B preferred stock....................                           (1,400)
                                                              ---------   ---------   -------
          Net cash provided by (used in) financing
            activities......................................     (9,328)    129,510    71,740
                                                              ---------   ---------   -------
Effect of exchange rate changes on cash and equivalents.....       (178)
                                                              ---------   ---------   -------
Net increase (decrease) in cash and cash equivalents........      6,942      (2,761)    4,333
Cash and cash equivalents at beginning of year..............      4,561       7,322     2,989
                                                              ---------   ---------   -------
Cash and cash equivalents at end of year....................  $  11,503   $   4,561   $ 7,322
                                                              =========   =========   =======

                           HANOVER COMPRESSOR COMPANY

                                                                1998        1997       1996
                                                              ---------   ---------   -------
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $  10,992   $  10,069   $ 5,831
                                                              =========   =========   =======
  Income taxes paid.........................................  $   2,249   $   5,857   $ 2,541
                                                              =========   =========   =======
Supplemental disclosure of noncash transactions:
  Debt issued for property, plant and equipment.............              $     379
                                                                          =========
  Property sold in exchange for note receivable.............  $   1,500
                                                              =========
  Common stock issued in exchange for notes receivable......              $   5,163   $ 2,101
                                                                          =========   =======
Acquisitions of businesses:
  Property, plant and equipment acquired....................  $  31,015               $ 6,714
                                                              =========               =======
  Other noncash assets acquired.............................  $  25,000
                                                              =========
  Liabilities assumed.......................................  $  (1,261)
                                                              =========
  Deferred taxes............................................  $ (12,174)
                                                              =========
  Common stock issued.......................................  $  (3,300)              $  (225)
                                                              =========               =======
Exchange of Series A preferred stock for subordinated notes:
  Amount assigned to subordinated notes.....................                          $21,792
                                                                                      =======
  Amount charged to retained earnings.......................                          $(3,794)
                                                                                      =======
Conversion of Series B preferred stock into common stock....                          $10,637
                                                                                      =======
Preferred stock dividend....................................                          $ 1,741
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

                           HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                         ACCUMULATED                  NOTES
                                        COMMON STOCK       ADDITIONAL       OTHER                  RECEIVABLE-
                                     -------------------    PAID-IN     COMPREHENSIVE   TREASURY     EMPLOYEE     RETAINED
                                       SHARES     AMOUNT    CAPITAL        INCOME        STOCK     STOCKHOLDERS   EARNINGS
                                     ----------   ------   ----------   -------------   --------   ------------   --------
Balance at January 1, 1996.........  20,296,368    $20      $135,065                    $  (218)     $ (4,669)    $ 9,104
  Issuance of common stock to
     employees.....................     251,220                2,885                                   (2,101)
  Acquisition of New Prospect and
     Oxley.........................      19,734                  225
  Accrual of dividends on
     redeemable preferred stock....                                                                                (1,773)
  Fair value of subordinated notes
     in excess of carrying amount
     of Series A preferred stock...                                                                                (3,794)
  Stock issuance for conversion of
     Series B preferred stock......     800,308      1        10,636                                               (1,400)
  Issuance of common stock.........   1,570,911      2        22,531
  Net income.......................                                                                                10,381
                                     ----------    ---      --------        ----        -------      --------     -------
Balance at December 31, 1996.......  22,938,541     23       171,342                       (218)       (6,770)     12,518
  Issuance of common stock.........   5,163,843      5        92,083
  Issuance of common stock to
     employees.....................     264,785                5,163                                   (5,163)
  Repayment of employee shareholder
     notes.........................                                                                     1,185
  Net income.......................                                                                                18,103
                                     ----------    ---      --------        ----        -------      --------     -------
Balance at December 31, 1997.......  28,367,169     28       268,588                       (218)      (10,748)     30,621
  Conversion of warrants...........     198,480      1
  Exercise of stock options........      24,823                  120
  Other comprehensive income.......                                         $152
  Purchase of 294,200 treasury
     shares, at cost...............                                                      (5,950)
  Issuance of 150,000 treasury
     shares at $22.00 per share....                              457                      2,843
  Repayment of employee shareholder
     notes.........................                                                                       602
  Other............................                             (160)
  Net income.......................                                                                                30,377
                                     ----------    ---      --------        ----        -------      --------     -------
Balance at December 31, 1998.......  28,590,472    $29      $269,005        $152        $(3,325)     $(10,146)    $60,998
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

  Concentrations of Credit Risk


     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company believes that the credit risk in temporary cash investments that the Company has with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States, Canada and

                           HANOVER COMPRESSOR COMPANY

South America. The Company reviews the financial condition of customers prior to extending credit and generally does not obtain collateral for receivables. Payment terms are on a short-term basis and in accordance with industry standards. Trade accounts receivable are recorded net of estimated doubtful accounts of $1,212,000 and $838,000 at December 31, 1998 and 1997, respectively. The Company considers this credit risk to be limited due to these companies financial resources.

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


     Assets under construction of $6,984,000 and $16,638,000 are included in compression equipment at December 31, 1998 and 1997, respectively.


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

  Foreign Currency Translation


     The financial statements of subsidiaries outside the U.S., except those located in highly inflationary economies, are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries located in highly inflationary economies, translation gains and losses are included in net income The resulting translation adjustments for the years ended December 31, 1997 and 1996 were not significant.


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

                           HANOVER COMPRESSOR COMPANY

  Financial Instruments


     The Company utilizes off-balance sheet derivative financial instruments with the principal objective being to minimize the risks and/or costs associated with financial and operating activities by managing its exposure to interest rate fluctuations on a portion of its variable rate debt and leasing obligations. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company designates and assigns the financial instruments as hedges of specific assets, liabilities or anticipated transactions. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. The carrying amounts reported in the balance sheet for all financial instruments approximate fair value. See Notes 7 and 8 for off-balance sheet financial instruments.


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

  Year Ended December 31, 1998

     Effective June 8, 1998, the Company purchased the stock of Arkoma Compression Services, Inc. for approximately $17,245,000 in cash.

     Effective October 22, 1998, the Company purchased the stock of Eureka Energy Systems, Inc for approximately $25,335,000 in cash.


     The pro forma information set forth below assumes acquisitions in 1998 are accounted for as if the purchases occurred at the beginning of 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):



                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Revenue.....................................................   $296,664      $221,259
Net income..................................................     30,952        18,505
Earnings per common share -- basic..........................       1.09          0.72
Earnings per common share -- diluted........................   $   1.03      $   0.68

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


     At December 31, 1998 and 1997, the Company's investments in unconsolidated subsidiaries, accounted for under the equity method included a 35% interest in Collicutt Mechanical Services, Ltd., a 35% interest in the Consortium Cosacol/Hanover (the "Consortium"), and a non-controlling 60% interest in the Hanover/ Enron Venezuela, Ltd. At December 31, 1997, the Company had a 33% interest in Wartisila Compression Systems GmbH that was dissolved in 1998. There were no distributions or dividends received during the years ended December 31, 1998 and 1997. Equity in income of unconsolidated subsidiaries was $1,369,000 for 1998 and a loss of $206,000 for 1997 and is included in other revenues. The Company had no equity investments in 1996.



     In December, 1998, the Company restructured its relationship in the Consortium. The Company purchased compression facilities and certain purchase rights from the Consortium for 150,000 shares of Hanover common stock valued at $3,300,000. In addition, the Company acquired a 10% interest in Cosacol Ltd. for $2,000,000 in cash.



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



     The notes receivable are from customers for sales of equipment. The notes vary in length, are non-interest bearing or bear interest at rates ranging from 12% to 15%. Approximately $1,500,000 of the notes are collateralized by certain equipment.

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

                           HANOVER COMPRESSOR COMPANY

8. LEASING TRANSACTION


     In July 1998, the Company completed a $200,000,000 sale and lease back transaction of certain compression equipment. The lease back of the equipment is recorded as an operating lease. Under the agreement, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has the option to repurchase the equipment at fair market value. The lease provides for a substantial residual value guarantee (approximately $167,000,000) by the Company, which is due upon termination of the lease and which may be satisfied by a cash payment or the exercise of a purchase option by the Company. The equipment sold had a book value of $158,007,000 and the equipment sale resulted in a gain of approximately $41,993,000 which is deferred until the end of the lease. If the Company does not exercise its purchase options under the agreement, the deferred gain will be recognized to the extent it exceeds any required payments by the Company under the residual value guarantee and other requirements of the agreement. The Company incurred transaction costs of approximately $1,423,000 that are included in intangible and other assets. The costs are being amortized over the lease term.


     The lease agreement calls for variable quarterly rental payments that vary with the London Interbank Borrowing Rate. The following provides future minimum lease payments under the leasing arrangement exclusive of any guarantee payments (in thousands): 1999 -- $14,000; 2000 -- $14,000; 2001 -- $14,000;
2002 -- $14,000; 2003 -- $7,900.


     In July, 1998 and in connection with the leasing transaction, the Company entered into two-year swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance. The fair market value of these interest rate swaps is based on market quotes and is approximately $5,084,000 at December 31, 1998.


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


     Of the options granted in 1998, 350,000 vest 100% on July 1, 2001 and 140,000 vest immediately. The remaining options granted to employees vest over the following schedule, which may accelerate upon a change in the Company's controlling ownership.


Year 1......................................................    10%
Year 2......................................................    30%
Year 3......................................................    60%
Year 4......................................................   100%

                           HANOVER COMPRESSOR COMPANY

     The following is a summary of stock option activity for the years ended December 31, 1998, 1997 and 1996:


                                                                         WEIGHTED AVERAGE
                                                              SHARES     PRICE PER SHARE
                                                             ---------   ----------------
Options outstanding, December 31, 1995.....................  2,294,788        $4.93
  Options granted..........................................    105,386         9.03
  Options canceled.........................................
  Options exercised........................................
                                                             ---------
Options outstanding, December 31, 1996.....................  2,400,174         5.11
                                                             ---------
  Options granted..........................................  1,015,323        19.50
  Options canceled.........................................     (1,138)       10.55
  Options exercised........................................
                                                             ---------
Options outstanding, December 31, 1997.....................  3,414,359         9.39
                                                             ---------
  Options granted..........................................  1,047,683        20.26
  Options canceled.........................................    (42,004)       21.22
  Options exercised........................................    (24,823)        4.80
                                                             ---------
Options outstanding, December 31, 1998.....................  4,395,215        11.90
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


     Stock-based compensation costs computed in accordance with FAS 123 would have reduced net income by $825,000, $842,000 and $156,000 in 1998, 1997 and
1996, respectively. The pro forma impact on net

                           HANOVER COMPRESSOR COMPANY
income would have reduced basic and diluted earnings per share by $.03 per share in 1998 and 1997 and by less than $.01 per share during 1996. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

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


     See Note 5 for related party investments, Note 10 for a description of redeemable preferred stock transactions with related parties and Note 11 for a description of common stock transactions with related parties.


15. COMMITMENTS AND CONTINGENCIES

     Rent expense excluding lease payments for the leasing transaction described in Note 8 for 1998, 1997 and 1996 was approximately $455,000, $376,000 and $440,000, respectively. Commitments for future minimum rental payments exclusive of those disclosed in Note 8 are not significant at December 31, 1998.

     In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate

                           HANOVER COMPRESSOR COMPANY
liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

     The Company has no commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

16. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION


     The Company manages its business segments primarily on the type of product or service provided. The Company has four principal industry segments:
Rentals -- Domestic, Rentals -- International, Compressor Fabrication and Production Equipment Fabrication. The Rentals Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Compressor Fabrication Segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas.


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


     No single customer accounts for 10% or more of the Company's revenues for all periods presented. One vendor accounted for approximately $32,900,000 and $26,400,000 of the Company's purchases in 1998 and 1997, respectively.

                           HANOVER COMPRESSOR COMPANY

     The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 1998, 1997 and 1996.

  Industry Segments


                                                                      PRODUCTION
                           DOMESTIC     INTERNATIONAL   COMPRESSOR     EQUIPMENT              ELIMINA-   CONSOLI-
                            RENTALS        RENTALS      FABRICATION   FABRICATION    OTHER     TIONS      DATED
                          -----------   -------------   -----------   -----------   -------   --------   --------
                                                         (IN THOUSANDS OF DOLLARS)
1998:
  Revenues from external
    customers...........   $107,420       $ 40,189       $ 67,453       $37,466     $29,429              $281,957
  Intersegment sales....                     1,200         54,369         2,902      10,735   $(69,206)        --
                           --------       --------       --------       -------     -------   --------   --------
         Total
           revenues.....    107,420         41,389        121,822        40,368      40,164    (69,206)   281,957
  Gross profit..........     70,850         27,374          9,309        11,685      12,087               131,305
  Identifiable assets...    422,026        129,628         33,578        17,855      11,503               614,590
  Capital
    expenditures........    111,216         54,830          2,524           855                           169,425
  Depreciation and
    amortization........     28,383          7,128            701           942                            37,154
1997:
  Revenues from external
    customers...........   $ 78,656       $ 22,029       $ 49,764       $37,052     $11,297              $198,798
  Intersegment sales....                     1,200         48,072           462       7,775   $(57,509)        --
                           --------       --------       --------       -------     -------   --------   --------
         Total
           revenues.....     78,656         23,229         97,836        37,514      19,072    (57,509)   198,798
  Gross profit..........     51,149         14,423          8,180        10,677       4,937                89,366
  Identifiable assets...    360,362         98,421         30,088        13,020       4,561               506,452
  Capital
    expenditures........    109,540         36,545            993         3,917                           150,995
  Depreciation and
    amortization........     23,261          3,912            554           712                            28,439
1996:
  Revenues from external
    customers...........   $ 61,609       $ 11,288       $ 28,764       $26,903     $ 7,447              $136,011
  Intersegment sales....                     1,200         36,851           526       1,871   $(40,448)        --
                           --------       --------       --------       -------     -------   --------   --------
         Total
           revenues.....     61,609         12,488         65,615        27,429       9,318    (40,448)   136,011
  Gross profit..........     40,519          6,366          4,107         7,329       2,659                60,980
  Identifiable assets...    221,804         77,956         14,550        19,755       7,322               341,387
  Capital
    expenditures........     75,554          6,602            578           864                            83,598
  Depreciation and
    amortization........     17,212          2,442            490           578                            20,722

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

                           HANOVER COMPRESSOR COMPANY

                  SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

     The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                                   1ST        2ND        3RD        4TH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
  Revenue......................................  $61,449    $68,933    $71,796    $79,779
  Gross profit.................................   28,411     31,963     34,841     36,090
  Net income...................................    6,251      6,972      8,048      9,106
  Earnings per common and common equivalent
     share:
     Basic.....................................  $  0.22    $  0.24    $  0.28    $  0.32
     Diluted...................................  $  0.21    $  0.23    $  0.27    $  0.30
1997
  Revenue......................................  $40,924    $49,197    $51,467    $57,210
  Gross profit.................................   19,120     20,617     23,205     26,424
  Net income...................................    3,394      3,476      5,137      6,096
  Earnings per common and common equivalent
     share:
     Basic.....................................  $  0.15    $  0.15    $  0.18    $  0.22
     Diluted...................................  $  0.14    $  0.14    $  0.17    $  0.20

                               INDEX TO EXHIBITS


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Amended and Restated Certificate of Incorporation of the
                            Company(1) [3.1]
           3.2           -- Amended and Restated By-laws of the Company(1) [3.2]
           3.3           -- Certificate of Amendment of Certificate of Incorporation
                            of the Company filed March 8, 1996(1) [3.3]
           3.4           -- Second Certificate of Amendment of Certificate of
                            Incorporation of the Company filed June 24, 1997(1) [3.4]
           4.1           -- Third Amended and Restated Registration Rights Agreement,
                            dated as of December 5, 1995, among the Company, GKH
                            Partners, L.P., GKH Investments, L.P., Astra Resources,
                            Inc. and other stockholders of the Company party
                            thereto(1) [4.1]
           4.10          -- Form of Warrant Agreement(1) [4.10]
           4.11          -- Specimen Stock Certificate(1) [4.11]
           4.12          -- Form of Second Amended and Restated Stockholders
                            Agreement of Hanover Compressor Company dated as of June,
                            1997(1) [4.12]
           4.13          -- Form of Amended and Restated Stockholders Agreement
                            (JEDI) dated as of May, 1997(1) [4.13]
           4.14          -- Form of Amended and Restated Stockholders Agreement
                            (Westar Capital, Inc.) dated as of May, 1997(1) [4.14]
           4.15          -- Form of Amended and Restated Stockholders Agreement
                            (HEHC) dated as of May, 1997(1) [4.15]
          10.1           -- Credit Agreement, dated as of December 15, 1997, by and between the Company, The Chase Manhattan Bank, a New York
                            banking corporation as Administrative Agent and several
                            banks and other financial institutions that are parties
                            thereto(2) [10.30]
          10.2           -- Subsidiaries' Guarantee, dated as of December 15, 1997, by certain of the Company's subsidiaries in favor of The
                            Chase Manhattan Bank, as agent(2) [10.31]
          10.3           -- Management Fee Letter, dated November 14, 1995 between
                            GKH Partners, L.P. and the Company(1) [10.3]
          10.4           -- Hanover Compressor Company Senior Executive Stock Option
                            Plan(1) [10.4]
          10.5           -- 1993 Hanover Compressor Company Management Stock Option
                            Plan(1) [10.5]
          10.6           -- Hanover Compressor Company Incentive Option Plan(1)
                            [10.6]
          10.7           -- Amendment and Restatement of Hanover Compressor Company
                            Incentive Option Plan(1) [10.7]
          10.8           -- Hanover Compressor Company 1995 Employee Stock Option
                            Plan(1) [10.8]
          10.9           -- Hanover Compressor Company 1995 Management Stock Option
                            Plan(1) [10.9]
          10.10          -- Hanover Compressor Company 1996 Employee Stock Option
                            Plan(1) [10.10]
          10.11          -- OEM Sales and Purchase Agreement, between Hanover
                            Compressor Company and the Waukesha Engine Division of
                            Dresser Industries, Inc.(1) [10.11]
          10.12          -- Distribution Agreement, dated February 23, 1995, between
                            Ariel Corporation and Maintech Enterprises, Inc.(1)
                            [10.12]
          10.13          -- Exclusive Distribution Agreement, dated as of February
                            23, 1995 by and between Hanover/Smith, Inc. and Uniglam
                            Resources, Ltd.(1) [10.13]

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.14          -- Lease Agreement with Option to Purchase dated as of
                            February 24, 1995 between Smith Industries, Incorporated
                            and Hanover/Smith, Inc.(1) [10.14]
          10.15          -- Lease Agreement, dated December 4, 1990, between Hanover
                            Compressor Company and Ricardo J. Guerra and Luis J.
                            Guerra as amended(1) [10.15]
          10.16          -- Lease Agreement, dated as of March 31, 1995 between
                            Hanover Compressor Company and Smith Industries,
                            Incorporated(1) [10.16]
          10.17          -- Lease Agreement with Option to Purchase, dated June 8,
                            1993 between C&M Land Account and Hanover Compressor
                            Company(1) [10.17]
          10.18          -- Indemnification Agreement, dated as of December 5, 1995, between Hanover Compressor Company and Western Resources
                            (formerly Astra Resources, Inc.)(1) [10.18]
          10.19          -- Put Agreement, dated December 5, 1995, by and between
                            Western Resources, Inc. (formerly Astra Resources, Inc.)
                            an Hanover Compressor Company and Hanover Acquisition
                            Corporation (formerly Astra Resources Compression,
                            Inc.)(1) [10.19]
          10.20          -- Exchange and Subordinated Loan Agreement dated as of
                            December 23, 1996, among the Company and GKH Partners,
                            L.P., GK December 23, 1996, among the Company and GKH
                            Partners, L.P., GK Investments, L.P., IPP95, L.P., Hanna
                            Investment Group, Ott Candies, Inc., Phyllis S. Hojel,
                            Ted Collins, Jr. and L.O. Ward(1) [10.20]
          10.21          -- Cooperation Agreement dated January 16, 1997 among the
                            Company, Wartsila and Wartsila Compression Services,
                            GMBH(1) [10.21]
          10.22          -- Distributorship Agreement dated January 16, 1997 between the Company and Wartsila Compression Services(1) [10.22]
          10.23          -- 1997 Stock Option Plan, as amended(1) [10.23]
          10.24          -- 1997 Stock Purchase Plan(1) [10.24]
          10.25          -- Exchange Agreement by and between Hanover Compressor
                            Company and JEDI, dated December 23, 1996(1) [10.27]
          10.26          -- Lease dated as of July 20, 1998 between Hanover Equipment
                            Trust 1998A (the "Trust") and the Company.(3) [10.1]
          10.27          -- Guarantee dated as of July 22, 1998 and made by the
                            Company, Hanover/Smith, Inc., Hanover Maintech, Inc. and
                            Hanover Land Company.(3) [10.2]
          10.28          -- Lessee's and Guarantor's Consent dated as of July 20,
                            1998 made by the Company, Hanover/Smith, Inc., Hanover
                            Maintech, Inc. and Hanover Land Company.(3) [10.3]
          10.29          -- Participation Agreement dated as of July 22, 1998 among the Company, the Trust, The Chase Manhattan Bank, as
                            agent, Societe General & Financial Corporation, and
                            Wilmington Trust Company.(3) [10.4]
          10.30          -- Security Agreement dated as of July 22, 1998 made by the
                            Trust in favor of The Chase Manhattan Bank, as agent,
                            with the Company joining by Joinder of Lessee.(3) [10.5]
          10.31          -- Lease Supplement No. 1 dated as of July 22, 1998 between the Trust and the Company.(3) [10.6]
          10.32          -- 1998 Stock Option Plan(4) [10.7]
          10.33          -- December 9, 1998 Stock Option Plan*(5)
          10.34          -- 1999 Stock Option Plan*(5)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.35          -- 1998 Amendments to Credit Agreement, dated as of December
                            15, 1997, with the Chase Manhattan Bank, a New York
                            banking corporation as Administrative Agent and several
                            banks and other financial institutions that are parties
                            thereto*
          21.1           -- List of Subsidiaries*
          27.1           -- Financial Data Schedule*


---------------


(1) Such exhibit previously filed as an exhibit to the Registration Statement (File No. 333-27953) on Form S-1, as amended, under the exhibit number indicated in brackets [ ], and is incorporated by reference.



(2) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1997 under the exhibit number indicated in brackets [ ], and is incorporated by reference.



(3) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 22, 1998, under the exhibit number indicated in brackets [ ], and is incorporated by reference.



(4) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1998, under the exhibit number indicated in brackets [ ], and is incorporated by reference.


(5) Compensatory plan or arrangement required to be filed.

 *  Filed herewith.