Form 10-Q
period 1999-03-31
HANOVER COMPRESSOR CO
filed 1999-05-17
CIK 909413

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _________ TO __________



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

Yes  X
No


As of May 10, 1999 there were 28,639,557 shares of the Company's common stock, $0.001 par value, outstanding.

                          HANOVER COMPRESSOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
       (in thousands of dollars, except for par value and share amounts)

                                                                                          March 31,            December 31,
                                                                                             1999                  1998
                                                                                             ----                  ----
                                        ASSETS
   Current assets:
      Cash and cash equivalents                                                       $            7,694     $          11,503
      Accounts receivable:
           Trade, net                                                                             64,407                70,205
           Other                                                                                  13,626                    -
      Inventory                                                                                   65,547                63,044
      Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                                6,171                 7,871
      Prepaid taxes                                                                                9,239                 9,466
      Other current assets                                                                         4,397                 2,967
                                                                                      -------------------    ------------------
           Total current assets                                                                  171,081               165,056
                                                                                      -------------------    ------------------
   Property, plant and equipment:
      Compression equipment and facilities                                                       463,586               422,896
      Land and buildings                                                                          16,705                15,044
      Transportation and shop equipment                                                           22,642                21,667
      Other                                                                                       14,689                11,119
                                                                                      -------------------    ------------------
                                                                                                 517,622               470,726
      Accumulated depreciation                                                                   (83,773)              (78,228)
                                                                                      -------------------    ------------------
           Net property, plant and equipment                                                     433,849               392,498
                                                                                      -------------------    ------------------
   Intangible and other assets                                                                    56,339                57,036
                                                                                      -------------------    ------------------
                                                                                      $          661,269     $         614,590
                                                                                      ===================    ==================

           LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current maturities of long-term debt                                            $              445     $             444
      Accounts payable, trade                                                                     24,070                23,361
      Accrued liabilities                                                                         16,358                17,599
      Advance billings                                                                             9,093                 9,694
      Billings on uncompleted contracts in excess of
              costs and estimated earnings                                                           756                   694
                                                                                      -------------------    ------------------
           Total current liabilities                                                              50,722                51,792

   Long-term debt                                                                                193,063               156,943
   Other liabilities                                                                              42,854                42,858
   Deferred income taxes                                                                          49,502                46,284
                                                                                      -------------------    ------------------
           Total liabilities                                                                     336,141               297,877
                                                                                      -------------------    ------------------

   Common stockholders' equity:
      Common stock, $.001 par value; 100 million shares authorized;
           28,639,557 and 28,590,472 shares issued and
           outstanding, respectively                                                                  29                    29
      Additional paid-in capital                                                                 269,809               269,005
      Notes receivable - employee stockholders                                                   (10,865)              (10,146)
      Accumulated other comprehensive income (loss)                                                 (157)                   152
      Retained earnings                                                                           69,637                60,998
      Treasury stock - 175,547 common shares, at cost                                             (3,325)               (3,325)
                                                                                      -------------------    ------------------
           Total common stockholders' equity                                                     325,128               316,713
                                                                                      -------------------    ------------------
                                                                                      $          661,269     $         614,590
                                                                                      ===================    ==================

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
              (in thousands of dollars, except per share amounts)

                                                                     Three months
                                                                    ended March 31,
                                                                  -------------------
                                                                  1999           1998
                                                                  ----           ----
   Revenues:
      Rentals                                                 $     42,434    $    31,928
      Parts and service                                              4,631          3,244
      Compressor fabrication                                         7,241         16,284
      Production equipment fabrication                               5,886          8,958
      Gain on sale of assets                                         3,467            747
      Other                                                            785            288
                                                              -------------   ------------
                                                                    64,444         61,449
                                                              -------------   ------------
   Expenses:
      Rentals                                                       13,974         11,186
      Parts and service                                              3,424          2,098
      Compressor fabrication                                         5,657         13,733
      Production equipment fabrication                               4,442          6,021
      Selling, general and administrative                            7,397          6,048
      Depreciation and amortization                                  9,213          9,114
      Leasing expense                                                3,510             -
      Interest expense                                               3,114          3,085
                                                              -------------   ------------
                                                                    50,731         51,285
                                                              -------------   ------------
   Income before income taxes                                       13,713         10,164
   Provision for income taxes                                        5,074          3,913
                                                              -------------   ------------
   Net income                                                 $      8,639    $     6,251
                                                              -------------   ------------

   Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment                        (309)             -
                                                              -------------   ------------
   Comprehensive income                                       $      8,330    $     6,251
                                                              =============   ============

    Net income available to common stockholders               $      8,639    $     6,251
                                                              =============   ============

   Weighted average common and common equivalent
      shares outstanding:
            Basic                                                   28,436         28,462
                                                              -------------   ------------
            Diluted                                                 30,197         30,003
                                                              -------------   ------------
   Earnings per common share:
            Basic                                             $       0.30    $      0.22
                                                              -------------   ------------
            Diluted                                           $       0.29    $      0.21
                                                              -------------   ------------

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                           (in thousands of dollars)

                                                                                     Three Months
                                                                                   ended March 31,
                                                                                   ---------------
                                                                             1999                    1998
                                                                             ----                    ----
   Cash flows from operating activities:
     Net income                                                          $       8,639           $       6,251
     Adjustments:
         Depreciation and amortization                                           9,213                   9,114
         Amortization of debt issuance costs and debt discount                     181                     182
         Bad debt expense                                                          154                      93
         Gain on sale of assets                                                 (3,467)                   (747)
         Equity in income of nonconsolidated affiliates                           (475)                    (17)
         Deferred income taxes                                                   3,218                   3,513
         Changes in assets and liabilities:
              Accounts receivable                                               (7,982)                 (5,660)
              Inventory                                                         (2,503)                 (3,632)
              Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                          1,762                   1,370
              Accounts payable and other liabilities                              (536)                  3,933
              Advance billings                                                    (601)                    601
              Other                                                               (885)                 (4,541)
                                                                         --------------          --------------
   Net cash provided by operating activities                                     6,718                  10,460
                                                                         --------------          --------------
   Cash flows from investing activities:
     Capital expenditures                                                      (62,905)                (33,598)
     Proceeds from sale of fixed assets                                         16,294                   1,830
                                                                         --------------          --------------
   Net cash used in investing activities                                       (46,611)                (31,768)
                                                                         --------------          --------------
  Cash flows from financing activities:
     Net borrowings on revolving credit facility                                36,120                  32,000
     Repayments of shareholder notes                                                34                      13
     Equity issuance costs                                                           -                    (161)
     Proceeds from warrant conversions and stock option exercises                   51                       5
     Debt issuance costs                                                             -                     (27)
     Repayment of long-term debt                                                  (105)                   (530)
                                                                         --------------          --------------
   Net cash provided by financing activities                                    36,100                  31,300
                                                                         --------------          --------------

   Effect of exchange rate changes on cash and equivalents                         (16)                    -
                                                                         --------------          --------------
   Net increase(decrease) in cash and cash equivalents                          (3,809)                  9,992
   Cash and cash equivalents at beginning of period
                                                                                11,503                   4,561
                                                                         --------------          --------------
   Cash and cash equivalents at end of period                            $       7,694           $      14,553
                                                                         ==============          ==============


   Supplemental disclosure of cash flow information:
     Common stock issued in exchange for note receivable                 $         753
     Property sold in exchange for note receivable                       $         765

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
             Notes to Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Hanover Compressor Company (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. These interim results are not necessarily indicative of results for a full year.

    EARNINGS PER COMMON SHARE

    Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Included in diluted shares are common stock equivalents relating to options of 1,390,000 and 1,098,000 and warrants of 370,000 and 443,000 for the three months ended March 31, 1999 and 1998, respectively.


2.  INVENTORIES

    Inventory consisted of the following amounts (in thousands):

                              March 31,       December 31,
                                1999              1998
                                ----              ----
     Parts and supplies         $34,775         $32,808
     Work in progress            21,226          19,962
     Finished goods               9,546          10,274
                                -------         -------
                                $65,547         $63,044
                                =======         =======

3.  SALES AND LEASE BACK OF EQUIPMENT

    In July, 1998, the Company completed a $200 million sale and lease back of certain compression equipment. The lease back of the equipment is recorded as an operating lease. Under the agreement, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has the option to repurchase the equipment at fair market value.

    The lease agreement calls for variable quarterly rental payments that vary with the London Interbank Borrowing Rate. The following provides future minimum lease payments under the leasing arrangement exclusive of any guarantee payments (in thousands): 1999 -- $10,500; 2000 -- $14,000; 2001 -- $14,000; 2002 --
$14,000;   2003 -- $7,900.

    In July, 1998 and in connection with the leasing transaction, the Company entered into two-year swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance. The fair market value of these interest rate swaps is based on market quotes and is approximately $2.4 million at March 31, 1999.

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


5.  INDUSTRY SEGMENTS

    The Company manages its business segments primarily on the type of product or service provided. The Company has four principal industry segments: Rentals - Domestic, Rentals - International, Compressor Fabrication and Production Equipment Fabrication. The Rental segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Compressor Fabrication segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production Equipment Fabrication segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas.

    The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest and income taxes. Amounts defined as "Other" include sales of assets, results of other insignificant operations, corporate related items primarily related to cash management activities and parts and service operations which are not separately managed. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost and are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular industry segment or which are allocated when used jointly.

    The following table presents sales and other financial information by industry segment for the quarter ended March 31, 1999 and 1998 (in thousands).

                                                                         PRODUCTION
                     DOMESTIC      INTERNATIONAL        COMPRESSOR        EQUIPMENT
                      RENTALS         RENTALS           FABRICATION      FABRICATION      OTHER    ELIMINATIONS   CONSOLIDATED
                     --------      -------------        -----------      -----------      -----    ------------   ------------
March 31,1999:
Revenues from
   external
   customers         $ 30,200        $ 12,234            $ 7,241          $ 5,886         $ 8,883                    $ 64,444
Intersegment sales                        300             18,919              598           6,641     $(26,458)
                     --------        --------            -------          -------         -------     --------       --------
  Total revenues       30,200          12,534             26,160            6,484          15,524      (26,458)        64,444
Gross Profit           20,477           7,983              1,584            1,444           5,459                      36,947

Identifiable assets   470,751         127,904             35,295           19,625           7,694                     661,269

March 31,1998:
Revenues from
   external
   customers         $ 24,409        $  7,519            $16,284          $ 8,958         $ 4,279                    $ 61,449
Intersegment sales                        300             13,602            1,415           1,495     $(16,812)
                     --------        --------            -------          -------         -------     --------       --------
  Total revenues       24,409           7,819             29,886           10,373           5,774      (16,812)        61,449
Gross Profit           15,696           5,046              2,551            2,937           2,181                      28,411


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

GENERAL

  The Company is the market leader in full service natural gas compression and a leading provider of service, financing, fabrication and equipment for contract natural gas handling applications. Hanover provides this equipment on a rental, contract compression, maintenance and acquisition leaseback basis. Founded in 1990 and publicly held since 1997, the Company's customers include premier independent and major natural gas production, processing and transportation companies thoughout the Western Hemisphere. As of March 31, 1999, the Company operated a fleet of 2,999 compression rental units with an aggregate capacity of approximately 1,146,000 horsepower.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES

  The Company's total revenues increased by $3.0 million, or 5%, to $64.4 million during the three months ended March 31, 1999 from $61.4 million during the three months ended March 31, 1998. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet but was offset by decreases in compressor fabrication and production equipment fabrication revenues.

  Revenues from rentals increased by $10.5 million, or 33%, to $42.4 million during the three months ended March 31, 1999 from $31.9 million during the three months ended March 31, 1998. Domestic revenues from rentals increased by $5.8 million, or 24%, to $30.2 million during the three months ended March 31, 1999 from $24.4 million during the three months ended March 31, 1998. International rental revenues increased by $4.7 million, or 63%, to $12.2 million during the three months ended March 31, 1999 from $7.5 million during the three months ended March 31, 1998. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet. Domestic horsepower in the rental fleet increased by 43% from approximately 676,000 horsepower at March 31, 1998 to approximately 970,000 horsepower at March 31, 1999. In addition, international horsepower increased by 20% from approximately 147,000 horsepower at March 31, 1998 to approximately 176,000 horsepower at March 31, 1999. Revenue from parts and service increased by $1.4 million, or 43% to $4.6 million during the three months ended March 31, 1999 from $3.2 million during the three months ended March 31, 1998 as a result of increased marketing focus on parts and service.

  Revenues from the fabrication and sale of compressor equipment to third parties decreased by $9.1 million, or 56%, to $7.2 million during the three months ended March 31, 1999 from $16.3 million during the three months ended March 31, 1998. During the three months ended March 31, 1999, an aggregate of approximately 54,000 horsepower of compression equipment was fabricated, 58% of which was placed in the rental fleet and 42% of which was sold to third party customers. During the three months ended March 31, 1998, approximately 55,000 horsepower was fabricated, 43% of which was placed in the Company's rental fleet and 57% of which was sold to third party customers. The Company believes the revenue decrease is reflective of lower energy prices in the energy industry.

  Revenues from the fabrication and sale of production equipment decreased by $3.1 million, or 34%, to $5.9 million during the three months ended March 31, 1999 from $9.0 million during the three months ended March 31, 1998 primarily due to the decline in well completions resulting from lower energy prices.

  The Company recognized gains on sales of assets of $3.5 million during the three months ended March 31, 1999 compared to $0.7 million during the three months ended March 31, 1998. The increase is primarily due to the increase in horsepower sold from the rental fleet to a major international customer which exercised its option to purchase equipment it previously rented. During the quarter, the Company sold approximately 17,000 horsepower compared to 3,000 horsepower for the first quarter of 1998.

EXPENSES

  Rentals operating expenses increased by $2.8 million, or 25%, to $14.0 million during the three months ended March 31, 1999 from $11.2 million during the three months ended March 31, 1998. The increase resulted primarily from the corresponding 33% increase in revenues from rentals over the corresponding period in 1998. Operating expense of parts and service increased by $1.3 million, or 63% to $3.4 million due to the corresponding increase in parts and service revenue. Operating expenses of compressor fabrication decreased by $8.1 million, or 59%, to $5.7 million during the three months ended March 31, 1999 from $13.8 million during the three months ended March 31, 1998 commensurate with the corresponding decrease in compressor fabrication revenue. The operating expenses attributable to production equipment fabrication decreased by $1.6 million, or 26%, to $4.4 million during the three months ended March 31, 1999 from $6.0 million during the three months ended March 31, 1998, resulting from the decrease in revenue from the production equipment fabrication as previously discussed.

  Selling, general and administrative expenses increased $1.4 million, or 22%, to $7.4 million during the three months ended March 31, 1999 from $6.0 million during the three months ended March 31, 1998. The increase resulted from the increased activity in the Company's rentals and parts and service business segments as described above.

  The Company believes that earnings before interest, leasing expense, taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression rental industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended March 31, 1999 increased 32% to $29.6 million from $22.4 million for the three months ended March 31, 1998.

  Depreciation and amortization increased by $0.1 million to $9.2 million during the three months ended March 31, 1999 compared to $9.1 million during the three months ended March 31, 1998.

  Interest expense was $3.1 million during the three months ended March 31, 1999 and 1998. The Company incurred leasing expense of $ 3.5 million during the three months ended March 31, 1999, resulting from the Equipment Lease entered into July, 1998.

INCOME TAXES

  The provision for income taxes increased by $1.2 million, or 30%, to $5.1 million during the three months ended March 31, 1999 from $3.9 million during the three months ended March 31, 1998. The increase resulted primarily from the corresponding increase in income before taxes. The average effective income tax rates during the three months ended March 31, 1999 and 1998 were 37% and 38%, respectively.

NET INCOME

  Net income increased $2.3 million, or 38%, to $8.6 million during the three months ended March 31, 1999 from $6.3 million during the three months ended March 31, 1998 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically utilized internally generated funds and equity and debt financing to finance the growth of its compressor fleet and maintain sufficient compression and production equipment inventory. Capital expenditures for property, plant and equipment were $62.9 million for the three months ended March 31, 1999 as compared to $33.6 million for the three-month period ended March 31, 1998. Bank borrowings were $36.1 million for the three months ended March 31, 1999 as compared to $32.0 million for the three months ended March 31, 1998, and were used to finance rental fleet expansion.

  In 1996, the Company issued Subordinated Notes in the aggregate principal amount of $23.5 million in 1996, bearing interest at 7%, payable semi-annually, with principal due on December 31, 2000. As of March 31, 1999 the Company had approximately $37 million of credit capacity remaining on its $200 million Bank Credit Agreement. The Company anticipates arranging additional sources of debt financing during 1999 to fund the anticipated level of capital expenditures.

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

PART II.     OTHER INFORMATION

Item 6: Exhibits and reports on Form 8-K

(a)     Exhibits
27      Financial Data Schedule

(b)     Reports submitted on Form 8-K; none.

All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY
Date:  May 14, 1999
By:

/s/ Michael J. McGhan
-------------------------
Michael J. McGhan
President and Chief Executive Officer

Date:  May 14, 1999
By:

/s/ Curtis A. Bedrich
-------------------------
Curtis A. Bedrich
Chief Financial Officer