Form 10-Q
period 1999-06-30
HANOVER COMPRESSOR CO
filed 1999-08-16
CIK 909413

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes  X
No


As of August 10, 1999 there were 28,608,551 shares of the Company's common stock, $0.001 par value, outstanding.

                          HANOVER COMPRESSOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
       (IN THOUSANDS OF DOLLARS, EXCEPT FOR PAR VALUE AND SHARE AMOUNTS)

                                                                                         June 30,              December 31,
                                                                                           1999                    1998
                                                                                     ----------------         ---------------
                                               ASSETS
Current assets:
      Cash and cash equivalents                                                            $ 17,792                $ 11,503
      Accounts receivable:
         Trade, net                                                                          75,112                  70,205
         Other                                                                                2,586                       -
      Inventory                                                                              66,856                  63,044
      Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                           8,457                   7,871
      Prepaid taxes                                                                           8,425                   9,466
      Other current assets                                                                    7,044                   2,967
                                                                                           --------                --------
           Total current assets                                                             186,272                 165,056
                                                                                           --------                --------
 Property, plant and equipment:
      Compression equipment and facilities                                                  323,506                 422,896
      Land and buildings                                                                     17,859                  15,044
      Transportation and shop equipment                                                      23,650                  21,667
      Other                                                                                  15,376                  11,119
                                                                                           --------                --------
                                                                                            380,391                 470,726
      Accumulated depreciation                                                              (64,625)                (78,228)
                                                                                           --------                --------
           Net property, plant and equipment                                                315,766                 392,498
                                                                                           --------                --------
 Intangible and other assets                                                                 52,647                  57,036
                                                                                           --------                --------
                                                                                           $554,685                $614,590
                                                                                           ========                ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Current maturities of long-term debt                                                 $    446                $    444
      Accounts payable, trade                                                                16,835                  23,361
      Accrued liabilities                                                                    17,469                  17,599
      Advance billings                                                                        9,845                   9,694
      Billings on uncompleted contracts in excess of
           costs and estimated earnings                                                         989                     694
                                                                                           --------                --------
           Total current liabilities                                                         45,584                  51,792

 Long-term debt                                                                              39,421                 156,943
 Other liabilities                                                                           83,337                  42,858
 Deferred income taxes                                                                       52,662                  46,284
                                                                                           --------                --------
           Total liabilities                                                                221,004                 297,877
                                                                                           --------                --------
 Common stockholders' equity:
      Common stock, $.001 par value; 100 million shares authorized;
           28,608,551 and 28,590,472 shares issued and
           outstanding, respectively                                                             29                      29
      Additional paid-in capital                                                            269,794                 269,005
      Notes receivable - employee stockholders                                              (10,707)                (10,146)
      Accumulated other comprehensive income (loss)                                            (229)                    152
      Retained  earnings                                                                     78,119                  60,998
      Treasury stock - 175,547 common shares, at cost                                        (3,325)                 (3,325)
                                                                                           --------                --------
           Total common stockholders' equity                                                333,681                 316,713
                                                                                           --------                --------
                                                                                           $554,685                $614,590
                                                                                           ========                ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                      Three months                         Six months
                                                     ended June 30,                      ended June 30,
                                              -----------------------------       -----------------------------
                                                 1999               1998             1999               1998
                                              -----------        ----------       -----------        ----------
Revenues:
      Rentals                                    $45,273           $35,249          $ 87,707          $ 67,177
      Parts and service                            7,732             7,360            12,363            10,604
      Compressor fabrication                      11,707            15,691            18,948            31,975
      Production equipment fabrication             7,558             9,149            13,444            18,107
      Gain on sale of assets                         269             1,290             3,736             2,037
      Other                                        1,260               194             2,045               482
                                                 -------           -------          --------          --------
                                                  73,799            68,933           138,243           130,382
                                                 -------           -------          --------          --------
 Expenses:
      Rentals                                     15,252            11,972            29,226            23,158
      Parts and service                            4,711             5,828             8,135             7,926
      Compressor fabrication                       9,660            13,245            15,317            26,978
      Production equipment fabrication             5,495             5,925             9,937            11,946
      Selling, general and administrative          7,984             6,737            15,381            12,785
      Depreciation and amortization               10,237             9,988            19,450            19,102
      Leasing expense                              4,074                 -             7,584                 -
      Interest expense                             2,923             3,796             6,037             6,881
                                                 -------           -------          --------          --------
                                                  60,336            57,491           111,067           108,776
                                                 -------           -------          --------          --------
 Income before income taxes                       13,463            11,442            27,176            21,606
 Provision for income taxes                        4,981             4,470            10,055             8,383
                                                 -------           -------          --------          --------
 Net income                                        8,482             6,972            17,121            13,223
                                                 -------           -------          --------          --------
 Other comprehensive loss, net of tax:
   Foreign currency translation adjustment           (72)               (2)             (381)               (2)
                                                 -------           -------          --------          --------
 Comprehensive income                            $ 8,410      $      6,970          $ 16,740          $ 13,221
                                                 =======           =======          ========          ========
  Net income available to common stockholders    $ 8,482      $      6,972          $ 17,121          $ 13,223
                                                 =======           =======          ========          ========
 Weighted average common and common
   equivalent shares outstanding:
      Basic                                       28,471            28,519            28,453            28,490
                                                 -------           -------          --------          --------
      Diluted                                     30,443            30,244            30,320            30,124
                                                 -------           -------          --------          --------
 Earnings per common share:
      Basic                                      $  0.30           $  0.24          $   0.60          $   0.46
                                                 -------           -------          --------          --------
      Diluted                                    $  0.28           $  0.23          $   0.56          $   0.44
                                                 -------           -------          --------          --------

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                                         Six Months
                                                                                              ---------------------------------
                                                                                                        ended June 30,
                                                                                              ---------------------------------
                                                                                                  1999                 1998
                                                                                              -------------        ------------
Cash flows from operating activities:
   Net income                                                                                   $  17,121            $ 13,223
   Adjustments:
       Depreciation and amortization                                                               19,450              19,102
       Amortization of debt issuance costs and debt discount                                          357                 374
       Bad debt expense                                                                               326                 312
       Gain on sale of assets                                                                      (3,736)             (2,037)
       Equity in income of nonconsolidated affiliates                                                (377)               (211)
       Deferred income taxes                                                                        6,378               4,031
       Changes in assets and liabilities:
           Accounts receivable                                                                     (7,819)            (11,003)
           Inventory                                                                               (3,812)            (18,210)
           Costs and estimated earnings in excess of billings on
              uncompleted contracts                                                                  (291)                 48
           Accounts payable and other liabilities                                                  (6,647)             12,958
           Advance billings                                                                           151                 821
           Other                                                                                   (4,361)             (3,694)
                                                                                                ---------            --------
   Net cash provided by operating activities                                                       16,740              15,714
                                                                                                ---------            --------
Cash flows from investing activities:
   Cash used for business acquisition                                                                   -             (17,137)
   Capital expenditures                                                                          (117,825)            (87,469)
   Repayment of advances to unconsolidated subsidiaries                                             8,000                   -
   Proceeds from sale of fixed assets                                                             216,867               6,955
                                                                                                ---------            --------
   Net cash provided by (used in) investing activities                                            107,042             (97,651)
                                                                                                ---------            --------
Cash flows from financing activities:
   Net borrowings (repayment) on revolving credit facility                                       (117,500)             83,800
   Repayments of shareholder notes                                                                    193                  75
   Equity issuance costs                                                                                -                (162)
   Proceeds from warrant conversions and stock option exercises                                        80                   5
   Debt issuance costs                                                                                  -                (104)
   Repayment of long-term debt                                                                       (234)               (688)
                                                                                                ---------            --------
   Net cash provided by (used in) financing activities                                           (117,461)             82,926
                                                                                                ---------            --------
Effect of exchange rate changes on cash and equivalents                                               (32)                  -
                                                                                                ---------            --------
Net increase in cash and cash equivalents                                                           6,289                 989
Cash and cash equivalents at beginning of period                                                   11,503               4,561
                                                                                                ---------            --------
Cash and cash equivalents at end of period                                                      $  17,792            $  5,550
                                                                                                =========            ========

Supplemental disclosure of cash flow information:
   Common stock issued in exchange for note receivable                                                752
   Property sold in exchange for note receivable                                               $    2,427               1,500


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

     EARNINGS PER COMMON SHARE

  Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Included in diluted shares are common stock equivalents relating to options of 1,500,000 and 1,219,000 and warrants of 367,000 and 414,000 for the three months ended June 30, 1999 and 1998, respectively.

2.      INVENTORIES

 Inventory consisted of the following amounts (in thousands):

                             June 30,   December 31,
                               1999         1998
                             --------   ------------

     Parts and supplies       $36,346        $32,808
     Work in progress          21,015         19,962
     Finished goods             9,495         10,274
                              -------        -------
                              $66,856        $63,044
                              =======        =======

3.   SALES AND LEASE BACK OF EQUIPMENT


  In June 1999, the Company completed a $200 million sale and lease back of certain compression equipment. The lease back of the equipment is recorded as an operating lease. Under the agreement, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has the option to repurchase the equipment at fair market value. The lease provides for a substantial residual value guarantee (approximately $165 million) by the Company, which is due upon termination of the lease and which may be satisfied by a cash payment or the exercise of a purchase option by the Company. The equipment sold had a book value of approximately $160 million and the equipment sale resulted in a gain of approximately $40 million that is deferred until the end of the lease. If the Company does not exercise its purchase options under the agreement, the deferred gain will be recognized to the extent it exceeds required payments by the Company under the residual value guarantee and other requirements of the agreement.

  Previously, in July 1998, the Company completed another $200 million sale and lease back of certain compression equipment. The lease back of the equipment is recorded as an operating lease. Under the agreement, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has the option to repurchase the equipment at fair market value.

  Both lease agreements call for variable quarterly payments that fluctuate with the London Interbank Borrowing Rate. The following provides future minimum lease payments under the leasing arrangements exclusive of any guarantee payments (in thousands): 1999 -- $14,000; 2000 -- $28,000; 2001 -- $28,000; 2002 -- $28,000;
2003 -- $22,000; 2004 -- $14,000.

  In July, 1998 and in connection with the 1998 leasing transaction, the Company entered into two-year swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance. The fair market value of these interest rate swaps is based on market quotes and is approximately $0.3 million at June 30,1999.

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

     The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest and income taxes. Amounts defined as "Other" include sales of assets, results of other insignificant operations, corporate related items primarily related to cash management activities and parts and service operations which are not separately managed. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost and are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular industry segment, or which are allocated when used jointly.

     The following table presents sales and other financial information by industry segment for the three months ended June 30, 1999 and 1998 (in thousands).


                                                                      PRODUCTION
                       DOMESTIC      INTERNATIONAL   COMPRESSOR       EQUIPMENT
                        RENTALS        RENTALS       FABRICATION     FABRICATION       OTHER      ELIMINATIONS   CONSOLIDATED
                       ---------     -------------   -----------    ------------      --------   -------------   -------------
June 30,1999:
Revenues from
 external customers     $ 32,537       $ 12,736        $11,707         $ 7,558        $ 9,261            -        $ 73,799
Intersegment sales             -            300         12,143           1,536          9,902     $(23,881)              -
                        --------       --------        -------         -------        -------     --------        --------
  Total revenues          32,537         13,036         23,850           9,094         19,163      (23,881)         73,799

Gross Profit              21,977          8,044          2,047           2,063          4,550            -          38,681

Identifiable assets      350,225        128,546         37,197          20,925         17,792             -        554,685

June 30,1998:
Revenues from
 external customers     $ 25,977       $  9,272        $15,691         $ 9,149        $ 8,844             -       $ 68,933
Intersegment sales             -            300         15,063           1,269          2,698       (19,330)            -
                        --------       --------        -------         -------        -------      --------       --------
  Total revenues          25,977          9,572         30,754          10,418         11,542       (19,330)        68,933

 Gross Profit             16,747          6,530          2,446           3,224          3,016             -         31,963


     The following table presents sales and other financial information by industry segment for the six months ended June 30, 1999 and 1998 (in thousands).

                                                                      PRODUCTION
                       DOMESTIC      INTERNATIONAL   COMPRESSOR       EQUIPMENT
                        RENTALS        RENTALS       FABRICATION     FABRICATION       OTHER      ELIMINATIONS   CONSOLIDATED
                       ---------     -------------   -----------    ------------      --------   -------------   -------------
June 30,1999:
Revenues from
 external customers     $ 62,737       $ 24,970        $18,948         $13,444        $18,144            -        $138,243
Intersegment sales             -            600         31,062           2,134         16,543     $(50,339)              -
                        --------       --------        -------         -------        -------     --------        --------
  Total revenues          62,737         25,570         50,010          15,578         34,687      (50,339)        138,243

Gross Profit              42,454         16,027          3,631           3,507         10,009            -          75,628

June 30,1998:
Revenues from
 external customers     $ 50,386       $ 16,791        $31,975         $18,107        $13,123            -        $130,382

Intersegment sales             -            600         28,665           2,684          4,193     $(36,142)              -
                        --------       --------        -------         -------        -------     --------        --------
  Total revenues          50,386         17,391         60,640          20,791         17,316      (36,142)        130,382

Gross Profit              32,443         11,576          4,997           6,161          5,197            -          60,374

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

GENERAL

  The Company is the market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for contract natural gas handling applications. The Company provides this equipment on a rental, contract compression, maintenance and acquisition leaseback basis. Founded in 1990 and publicly held since 1997, the Company's customers include premier independent and major natural gas production, processing and transportation companies throughout the Western Hemisphere. As of June 30, 1999, the Company operated a fleet of 3,374 compression rental units with an aggregate capacity of approximately 1,258,000 horsepower.

  On June 15, 1999, the Company completed a $200 million, 5-year lease transaction (the "Equipment Lease") arranged by Chase Securities Inc. The transaction has been structured as a sale and lease back of compression equipment to Hanover Equipment Trust 1999A, a Delaware business trust (the "Trust"). Under the Equipment Lease, the compression equipment was sold to the Trust for $200 million and leased back by the Company for a 5-year period. The compression equipment will continue to be deployed by the Company under its normal operating procedures. Additionally, the Company has the option to repurchase the equipment from the Trust at any time. The lease provides for a residual value guarantee (approximately 83% of the sales price) by the Company, which is due upon termination of the lease and which may be satisfied by a cash payment or the exercise of a purchase option by the Company. The sale of the equipment resulted in a gain of approximately $40 million, which is being deferred until the end of the lease.

  Proceeds from the Equipment Lease were used to repay borrowings under the Company's existing $200 million revolving credit facility with The Chase Manhattan Bank, as agent (the "Bank Credit Agreement").

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES

  The Company's total revenues increased by $4.9 million, or 7%, to $73.8 million during the three months ended June 30, 1999 from $68.9 million during the three months ended June 30, 1998. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet but was offset by decreases in compressor fabrication and production equipment fabrication revenues.

  Revenues from rentals increased by $10.1 million, or 28%, to $45.3 million during the three months ended June 30, 1999 from $35.2 million during the three months ended June 30, 1998. Domestic revenues from rentals increased by $6.6 million, or 25%, to $32.6 million during the three months ended June 30, 1999 from $26.0 million during the three months ended June 30, 1998. International rental revenues increased by $3.5 million, or 37%, to $12.7 million during the three months ended June 30, 1999 from $9.2 million during the three months ended June 30, 1998. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet. Domestic horsepower in the rental fleet increased by 39% from approximately 751,000 horsepower at June 30, 1998 to approximately 1,046,000 horsepower at June 30, 1999. In addition, international horsepower increased by 44% from approximately 147,000 horsepower at June 30, 1998 to approximately 212,000 horsepower at June 30, 1999.

   Revenue from parts and service increased by $.3 million, or 5% to $7.7 million during the three months ended June 30, 1999 from $7.4 million during the three months ended June 30, 1998. Revenues from the fabrication and sale of compressor equipment to third parties decreased by $4.0 million, or 25%, to $11.7 million during the three months ended June 30, 1999 from $15.7 million during the three months ended June 30, 1998. During the three months ended June 30, 1999, an aggregate of approximately 65,000 horsepower of compression equipment was fabricated compared to approximately 60,000 horsepower fabricated during the three months ended June 30, 1998. The revenue decrease during the quarter was due to a project where the customer supplied its engines which are typically provided by the Company.

  Revenues from the fabrication and sale of production equipment decreased by $1.6 million, or 17%, to $7.6 million during the three months ended June 30, 1999 from $9.2 million during the three months ended June 30, 1998 primarily due to the decline in well completions resulting from lower energy prices.

EXPENSES

  Rentals operating expenses increased by $3.3 million, or 27%, to $15.3 million during the three months ended June 30, 1999 from $12.0 million during the three months ended June 30, 1998. The increase resulted primarily from the corresponding 28% increase in revenues from rentals over the corresponding period in 1998. Operating expense of parts and service decreased by $1.1 million, or 19% to $4.7 million primarily due to sales of engines that the Company purchased with favorable pricing. Operating expenses of compressor fabrication decreased by $3.5 million, or 27%, to $9.7 million during the three months ended June 30, 1999 from $13.2 million during the three months ended June 30, 1998 commensurate with the corresponding decrease in compressor fabrication revenue. The operating expenses attributable to production equipment fabrication decreased by $0.4 million, or 7%, to $5.5 million during the three months ended June 30, 1999 from $5.9 million during the three months ended June 30, 1998, resulting from the decrease in revenue from the production equipment fabrication as previously discussed.

  Selling, general and administrative expenses increased $1.3 million, or 19%, to $8.0 million during the three months ended June 30, 1999 from $6.7 million during the three months ended June 30, 1998. The increase resulted from the increased activity in the Company's rentals business segments as described above.

  The Company believes that earnings before interest, leasing expense, taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended June 30, 1999 increased 22% to $30.7 million from $25.2 million for the three months ended June 30, 1998 primarily due to the increase in the Company's rental revenue for reasons previously discussed.

  Depreciation and amortization increased by $0.2 million to $10.2 million during the three months ended June 30, 1999 compared to $10.0 million during the three months ended June 30, 1998.

  Interest expense decreased by $0.9 million to $2.9 million during the three months ended June 30, 1999 from $3.8 million for the three months ended June 30,
1998.   The Company incurred leasing expense of  $4.1 million during the three months ended June 30, 1999, resulting from the Equipment Leases entered into July, 1998 and June, 1999. The Company expects to incur annual operating lease expense of approximately $28 million, an amount equivalent to the annual interest expense of the Bank Credit Agreement that was repaid with the proceeds of the sale of the compression equipment to the Trust.

INCOME TAXES

  The provision for income taxes increased by $0.5 million, or 11%, to $5.0 million during the three months ended June 30, 1999 from $4.5 million during the three months ended June 30, 1998. The increase resulted primarily from the corresponding increase in income before taxes. The average effective income tax rates during the three months ended June 30, 1999 and 1998 were 37% and 39%, respectively. The decrease in average effective income tax rates is due to expected benefits from a foreign sales corporation set up in 1998.

NET INCOME

  Net income increased $1.5 million, or 22%, to $8.5 million during the three months ended June 30, 1999 from $7.0 million during the three months ended June 30, 1998 for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES

  The Company's total revenues increased by $7.8 million, or 6%, to $138.2 million during the six months ended June 30, 1999 from $130.4 million during the six months ended June 30, 1998. The increase resulted both from growth of the Company's natural gas compressor rental fleet but was offset by decreases in compressor fabrication and production equipment fabrication revenues.

  Revenues from rentals increased by $20.5 million, or 31%, to $87.7 million during the six months ended June 30, 1999 from $67.2 million during the six months ended June 30, 1998. Domestic revenues from rentals increased by $12.3 million, or 25%, to $62.7 million during the six months ended June 30, 1999 from $50.4 million during the six months ended June 30, 1998. International revenues from rentals and maintenance increased by $8.2 million, or 49%, to $25.0 million during the six months ended June 30, 1999 from $16.8 million during the six months ended June 30, 1998. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet.

  Revenue from parts and service increased by $1.8 million, or 17% to $12.4 million during the six months ended June 30, 1999 from $10.6 million during the six months ended June 30, 1998. Revenues from the fabrication and sale of compressor equipment to third parties decreased by $13.1 million, or 41%, to $18.9 million during the six months ended June 30, 1999 from $32.0 million during the six months ended June 30, 1998. During the six months ended June 30, 1999, an aggregate of approximately 119,000 horsepower of compression equipment was fabricated compared to 115,000 horsepower for the six months ended June 30, 1998. The Company believes the revenue decrease during the six month period is due in part to a project where a customer supplied its own engines which are typically provided by the Company and in part to lower prices in the energy industry.

  Revenues from the fabrication and sale of production equipment decreased by $4.7 million, or 26%, to $13.4 million during the six months ended June 30, 1999 from $18.1 million during the six months ended June 30, 1998 primarily due to the decline in well completions resulting from lower energy prices.

  The Company recognized gains on sales of assets of $3.7 million during the six months ended June 30, 1999 compared to $2.0 million during the three months ended March 31, 1999. The increase is primarily due to the increase in horsepower sold from the rental fleet to a major international customer which exercised its option during March 1999, to purchase equipment it previously rented. For the six months ended June 30, 1999, the Company sold approximately 17,000 horsepower compared to approximately 11,000 horsepower for the six months ended June 30, 1998.

EXPENSES

  Rentals operating expenses increased by $6.0 million, or 26%, to $29.2 million during the six months ended June 30, 1999 from $23.2 million during the six months ended June 30, 1998. The increase resulted primarily from the corresponding 31% increase in revenues from rentals over the corresponding period in 1998. Operating expense of parts and service increased by $0.2 million, or 3% to $8.1 million for the reasons previously discussed. Operating expenses of compressor fabrication decreased by $11.7 million, or 43%, to $15.3 million during the six months ended June 30, 1999 from $27.0 million during the six months ended June 30, 1998. This expense decrease was a result of the corresponding decrease in compressor fabrication revenue. In addition, the operating expenses attributable to production equipment fabrication decreased by $2.0 million, or 17%, to $9.9 million during the six months ended June 30, 1999 from $11.9 million during the six months ended June 30, 1998, resulting from the decrease in revenue from the production equipment fabrication as previously discussed.

  Selling, general and administrative expenses increased $2.6 million, or 20%, to $15.4 million during the six months ended June 30, 1999 from $12.8 million during the six months ended June 30, 1998. The increase in these expenses resulted from the increased activity in the Company's rental business segments as described above.

  Depreciation and amortization increased by $0.4 million, or 2%, to $19.5 million during the six months ended June 30, 1999 from $19.1 million during the six months ended June 30, 1998.

  Interest expense decreased by $0.9 million, or 12%, to $6.0 million during the six months ended June 30, 1999 from $6.9 million during the six months ended June 30, 1998. The decrease in interest expense resulted from the Equipment Leases entered into July, 1998 and June, 1999 the proceeds from which were used to repay borrowings under the Bank Credit Agreement. Consequently, the Company incurred leasing expense of $7.6 million during the six months ended June 30, 1999.

INCOME TAXES

  The provision for income taxes increased by $1.7 million, or 20%, to $10.1 million during the six months ended June 30, 1999 from $8.4 million during the six months ended June 30, 1998. The increase resulted primarily from the corresponding increase in income before taxes. The effective income tax rates during the six months ended June 30, 1999 and 1998 were 37% and 39%, respectively. The decrease in average effective income tax rates is due to expected benefits from a foreign sales corporation set up in 1998.

NET INCOME

  Net income increased $3.9 million, or 30%, to $17.1 million during the six months ended June 30, 1999 from $13.2 million during the six months ended June 30, 1998 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically utilized internally generated funds and equity and debt financing to finance the growth of its compressor fleet and maintain sufficient compression and production equipment inventory. Capital expenditures for property, plant and equipment were $117.8 million for the six months ended June 30, 1999 as compared to $87.5 million for the six-month period ended June 30, 1999.

  The proceeds from the 1999 Equipment Lease agreement were used to repay borrowings under the Bank Credit Agreement. As a result of the 1999 Lease Transaction, the Company has approximately $191 million of availability under the Credit Facility at June 30, 1999. The Company believes its available Credit Facility plus available cash and internally generated funds will be sufficient to fund its anticipated level of 1999 capital expenditures estimated to be approximately $100 million.

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

  Primarily to accommodate its growth, the Company has installed or plans to install various modifications or upgrade existing computer software and hardware which include, among others things, an accommodation of Year 2000 issues. The costs associated with the software modifications are being incurred in the ordinary course of business and are not expected to be material in relation to either future operating results, cash flows or financial condition. The Company expects that all hardware and software upgrades will be substantially completed by October 1999.

  The Company has reviewed its machinery and equipment operations and believes that none of the significant machinery and equipment utilized in its core operations is dependent on microprocessors which may be materially affected by Year 2000 complications.

  The Company is communicating with its significant customers, suppliers and vendors to ensure that those parties have appropriate plans to address Year 2000 issues where they may otherwise impact the operations of the Company. There is inherent uncertainty related to Year 2000 issues due to the possibility of failures by third party customers, suppliers and vendors, which cannot be anticipated. The Company cannot guarantee the systems of other companies on which it relies will be converted timely and will not have a material adverse effect on the Company's operations, cash flows or financial position. The

Company has not developed contingency plans to address any possible operation disruptions resulting from third party failures but expects to do so by the end of 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At June 30, 1999, the fair market value of these interest rate swaps is approximately $0.3 million. The Company does not use derivative financial instruments to mitigate foreign currency risk.

PART II.   OTHER INFORMATION

Item 4. As its Annual Meeting of Stockholders held on May 19, 1999, the Company presented the following matters to the stockholders for action and the votes cast are indicated below:

                       Matter                           For                     Withheld
             ---------------------------   -----------------------------   ------------------
1.           Re-election of Directors
             Michael A. O'Connor                              25,604,841               32,875
             Michael J. McGhan                                25,604,841               32,875
             William S. Goldberg                              25,604,841               32,875
             Ted Collins, Jr.                                 25,604,841               32,875
             Melvyn N. Klein                                  25,604,841               32,875
             Alvin V. Shoemaker                               25,604,841               32,875
             Robert A. Fergason                               25,604,841               32,875
             Carl M. Koupal, Jr.                              25,604,641               33,075

2.           Reappointment of PricewaterhouseCoopers LLP as Independent Accountants.

                         For                          Against                   Abstain
             ---------------------------   -----------------------------   ------------------
                              25,604,841                               0               32,875

II.   OTHER INFORMATION

Item 6:  Exhibits and reports on Form 8-K

(a)  Exhibits

10.36 Lease dated as of June 15, 1998 between Hanover Equipment Trust 1999 and the Company.

10.37 Guarantee dated as of June 15, 1999 and made by the Company, Hanover/Smith, Inc., Hanover Maintech, Inc. and Hanover Land Company.

10.38 Participation Agreement dated as of June 15, 1999 among the Company, the Trust, Societe Generale Financial Corporation and FTBC Leasing Corp., The Chase Manhattan Bank, as agent, and Wilmington Trust Company.

10.39 Security Agreement dated as of June 15, 1999 made by the Trust in favor The Chase Manhattan Bank, as agent.

10.40 Lease Supplement No. 1 dated June 15, 1999 between the Trust and the Company.

10.41 Lessee's and Guarantor's Consent dated as of June 15, 1999 made by the Company, Hanover/Smith, Inc., Hanover Maintech, Inc. and Hanover Land Company.

27        Financial Data Schedule

(b)  Reports submitted on Form 8-K; none.

All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY
Date:  August 13, 1999
By:

/s/ Michael J. McGhan
_______________________
Michael J. McGhan
President and Chief Executive Officer

Date:  August 13, 1999
By:

/s/ Curtis A. Bedrich
_______________________
Curtis A. Bedrich
Chief Financial Officer