Form 10-Q
period 1999-09-30
HANOVER COMPRESSOR CO
filed 1999-11-15
CIK 909413

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes  [X]
No   [_]

As of November 8, 1999 there were 28,723,798 shares of the Company's common stock, $0.001 par value, outstanding.

                          HANOVER COMPRESSOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
       (in thousands of dollars, except for par value and share amounts)

                                                      September 30, December 31,
                                                           1999       1998
                                                         ---------  ---------
                         ASSETS
Current assets:
   Cash and cash equivalents                             $   9,090  $  11,503
   Accounts receivable trade, net                           87,488     70,205
   Inventory                                                66,078     63,044
   Costs and estimated earnings in excess of billings
        on uncompleted contracts                            10,215      7,871
   Prepaid taxes                                            11,924      9,466
   Other current assets                                      5,593      2,967
                                                         ---------  ---------
        Total current assets                               190,388    165,056
                                                         ---------  ---------
Property, plant and equipment:
   Compression equipment and facilities                    444,407    422,896
   Land and buildings                                       18,513     15,044
   Transportation and shop equipment                        25,149     21,667
   Other                                                    11,322     11,119
                                                         ---------  ---------
                                                           499,391    470,726
   Accumulated depreciation                                (72,864)   (78,228)
                                                         ---------  ---------
        Net property, plant and equipment                  426,527    392,498
                                                         ---------  ---------

Intangible and other assets                                 67,065     57,036
                                                         ---------  ---------
                                                         $ 683,980  $ 614,590
                                                         =========  =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                  $     562  $     444
   Accounts payable, trade                                  25,466     23,361
   Accrued liabilities                                      18,957     17,599
   Advance billings                                         12,520      9,694
   Billings on uncompleted contracts in excess of
           costs and estimated earnings                      3,017        694
                                                         ---------  ---------
        Total current liabilities                           60,522     51,792

Long-term debt                                             124,540    156,943
Other liabilities                                           83,330     42,858
Deferred income taxes                                       66,774     46,284
                                                         ---------  ---------
        Total liabilities                                  335,166    297,877
                                                         ---------  ---------
Common stockholders' equity:
   Common stock, $.001 par value; 100 million shares authorized;
        28,713,798 and 28,590,472 shares issued and
        outstanding, respectively                               29         29
   Additional paid-in capital                              271,604    269,005
   Notes receivable - employee stockholders                 (9,411)   (10,146)
   Accumulated other comprehensive income (loss)              (329)       152
   Retained earnings                                        88,507     60,998
   Treasury stock - 83,697 and 175,547 common shares,
          respectively, at cost                             (1,586)    (3,325)
                                                         ---------  ---------
        Total common stockholders' equity                  348,814    316,713
                                                         ---------  ---------
                                                         $ 683,980  $ 614,590
                                                         =========  =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
              (in thousands of dollars, except per share amounts)

                                                       Three months              Nine months
                                                    ended September 30,       ended September 30,
                                                    -------------------     ----------------------
                                                      1999       1998         1999         1998
                                                    --------   --------     ---------    ---------
Revenues:
   Rentals                                          $ 50,042   $ 38,534     $ 137,749    $ 105,711
   Parts and service                                   9,035      7,677        21,398       18,281
   Compressor fabrication                             16,493     12,601        35,441       44,576
   Production equipment fabrication                    7,733     11,945        21,177       30,052
   Gain on sale of assets                              1,063        105         4,799        2,142
   Other                                                  96        934         2,141        1,416
                                                    --------   --------     ---------    ---------
                                                      84,462     71,796       222,705      202,178
                                                    --------   --------     ---------    ---------
Expenses:
   Rentals                                            16,228     12,322        45,454       35,479
   Parts and service                                   5,349      5,976        13,484       13,903
   Compressor fabrication                             13,785     10,910        29,102       37,888
   Production equipment fabrication                    5,727      7,747        15,664       19,693
   Selling, general and administrative                 8,851      7,081        24,232       19,866
   Depreciation and amortization                       9,086      9,486        28,536       28,588
   Leasing expense                                     7,143      2,776        14,727        2,776
   Interest expense                                    1,804      2,347         7,841        9,228
                                                    --------   --------     ---------    ---------
                                                      67,973     58,645       179,040      167,421
                                                    --------   --------     ---------    ---------
Income before income taxes                            16,489     13,151        43,665       34,757
Provision for income taxes                             6,101      5,103        16,156       13,486
                                                    --------   --------     ---------    ---------
Net income                                            10,388      8,048        27,509       21,271
                                                    --------   --------     ---------    ---------
Other comprehensive loss, net of tax:
   Foreign currency translation adjustment               100         82           481           84
                                                    --------   --------     ---------    ---------
Comprehensive income                                $ 10,288   $  7,966     $  27,028    $  21,187
                                                    ========   ========     =========    =========
Weighted average common and common
   equivalent shares outstanding:
         Basic                                        28,542     28,531        28,483       28,504
                                                    --------   --------     ---------    ---------
         Diluted                                      30,728     30,152        30,487       30,133
                                                    --------   --------     ---------    ---------
Earnings per common share:
         Basic                                      $   0.36   $   0.28     $    0.97    $    0.75
                                                    --------   --------     ---------    ---------
         Diluted                                    $   0.34   $   0.27     $    0.90    $    0.71
                                                    --------   --------     ---------    ---------

        The accompanying notes are an integral part of these condensed consolidated financial statements.
                          HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                           (in thousands of dollars)

                                                                       Nine Months
                                                                    ended September 30,
                                                                --------------------------
                                                                  1999             1998
                                                                ---------        ---------
Cash flows from operating activities:
   Net income                                                   $  27,509        $  21,271
   Adjustments:
       Depreciation and amortization                               28,536           28,588
       Amortization of debt issuance costs and debt discount          725              557
       Bad debt expense                                               723              394
       Gain on sale of assets                                      (4,799)          (2,142)
       Equity in income of nonconsolidated affiliates                (647)            (819)
       Deferred income taxes                                       10,248            6,391
       Changes in assets and liabilities:
           Accounts receivable                                    (16,995)         (19,848)
           Inventory                                               (1,434)         (22,654)
           Costs and estimated earnings in excess of billings on
               uncompleted contracts                                  (21)          (6,900)
           Accounts payable and other liabilities                   2,317           15,966
           Advance billings                                         2,826            1,235
           Other                                                   (7,561)         (13,460)
                                                                ---------        ---------
Net cash provided by operating activities                          41,427            8,579
                                                                ---------        ---------
Cash flows from investing activities:
   Cash used for business acquisitions                            (35,312)         (17,137)
   Capital expenditures                                          (200,752)        (119,405)
   Repayment of advances to unconsolidated subsidiaries             8,000                -
   Investment in nonconsolidated subsidiaries                      (4,906)               -
   Proceeds from sale of fixed assets                             220,584          206,998
                                                                ---------        ---------
Net cash provided by (used in) investing activities               (12,386)          70,456
                                                                ---------        ---------
Cash flows from financing activities:
   Net repayment on revolving credit facility                     (25,000)         (71,453)
   Repayments of shareholder notes                                  1,488               75
   Equity issuance costs                                                -             (162)
   Proceeds from warrant conversions and stock option exercises       330                -
   Debt issuance costs                                                  -           (1,384)
   Repayment of long-term debt                                     (8,194)            (819)
   Purchase of treasury stock                                           -           (2,048)
   Other                                                                -               11
                                                                ---------        ---------
Net cash used in financing activities                             (31,376)         (75,780)
                                                                ---------        ---------
Effect of exchange rate changes on cash and equivalents               (78)            (154)
                                                                ---------        ---------
Net increase (decrease) in cash and cash equivalents               (2,413)           3,101
Cash and cash equivalents at beginning of period                   11,503            4,561
                                                                ---------        ---------
Cash and cash equivalents at end of period                      $   9,090        $   7,662
                                                                =========        =========
Supplemental disclosure of cash flow information:
   Common stock issued in exchange for note
   receivable                                                   $     753
   Property sold in exchange for note receivable                $   3,480        $   1,500

Acquisitions of businesses:
   Property, plant and equipment acquired                       $  39,105        $  17,156
   Other noncash assets acquired                                   11,311            5,613
   Liabilities assumed                                              1,562              359
   Deferred taxes                                                  10,242            5,273
   Common Stock issued                                              3,300                -

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

     EARNINGS PER COMMON SHARE

  Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Included in diluted shares are common stock equivalents relating to options of 1,645,000 and 1,228,000 and warrants of 359,000 and 401,000 for the nine months ended September 30, 1999 and 1998, respectively.

2.   INVENTORIES

  Inventory consisted of the following amounts (in thousands):

                             September 30,   December 31,
                                 1999            1998
                             -------------   ------------
     Parts and supplies          $38,458        $32,808
     Work in progress             22,936         19,962
     Finished goods                4,684         10,274
                                 -------        -------
                                 $66,078        $63,044
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

  Both lease agreements call for variable quarterly payments that fluctuate with the London Interbank Borrowing Rate. The following provides future minimum lease payments under the leasing arrangements exclusive of any guarantee payments (in thousands): 1999 -- $7,000; 2000 -- $28,000; 2001 -- $28,000; 2002 -- $28,000;
2003 -- $22,000; 2004 -- $14,000.

  In July, 1998 and in connection with the 1998 leasing transaction, the Company entered into two-year swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance. The fair market value of these interest rate swaps is based on market quotes and is approximately $1 million at September 30,1999.

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

     The following table presents sales and other financial information by industry segment for the three months ended September 30, 1999 and 1998 (in thousands).

                                                                         PRODUCTION
                          DOMESTIC      INTERNATIONAL    COMPRESSOR       EQUIPMENT                  ELIMINA-
                           RENTALS         RENTALS       FABRICATION     FABRICATION      OTHER       TIONS        CONSOLIDATED
                          --------      -------------    -----------     -----------      -----      --------      ------------
September 30, 1999:
Revenues from
 external customers    $      35,777   $       14,265   $      16,493   $     7,733   $   10,194             -    $     84,462
Intersegment sales                 -              300          14,194           856        1,412   $   (16,762)              -
                        ------------    -------------    ------------    ----------    ---------    ----------     -----------
  Total revenues              35,777           14,565          30,687         8,589       11,606       (16,762)         84,462
Gross Profit                  23,665           10,149           2,708         2,006        4,845             -          43,373
Identifiable assets          466,795          133,545          51,366        23,184        9,090             -         683,980

September 30, 1998:
Revenues from
 external customers    $      27,488   $       11,046   $      12,601   $    11,945   $    8,716             -    $     71,796
Intersegment sales                 -              300          17,061           697        2,263   $   (20,321)              -
                        ------------    -------------    ------------    ----------    ---------    ----------     -----------
  Total revenues              27,488           11,346          29,662        12,642       10,979       (20,321)         71,796
Gross Profit                  18,510            7,702           1,691         4,198        2,740             -          34,841

     The following table presents sales and other financial information by industry segment for the nine months ended September 30, 1999 and 1998 (in thousands).

                                                                         PRODUCTION
                          DOMESTIC      INTERNATIONAL    COMPRESSOR       EQUIPMENT                  ELIMINA-
                           RENTALS         RENTALS       FABRICATION     FABRICATION      OTHER       TIONS        CONSOLIDATED
                          --------      -------------    -----------     -----------      -----      --------      ------------
September 30, 1999:
Revenues  from
 external customers     $    98,514    $      39,235    $     35,441   $     21,177    $   28,338            -    $    222,705
Intersegment sales                -              900          45,256          2,990        17,955   $  (67,101)              -
                         ----------     ------------     -----------    -----------     ---------    ---------     -----------
  Total revenues             98,514           40,135          80,697         24,167        46,293      (67,101)        222,705
Gross Profit                 66,119           26,176           6,339          5,513        14,854            -         119,001

September 30, 1998:
Revenues from
 external customers     $    77,874    $      27,837    $     44,576   $     30,052    $   21,839            -    $    202,178
Intersegment sales                -              900          45,726          3,381         6,456   $  (56,463)              -
                         ----------     ------------     -----------    -----------     ---------    ---------     -----------
  Total revenues             77,874           28,737          90,302         33,433        28,295      (56,463)        202,178

Gross Profit                 50,952           19,279           6,688         10,359         7,937            -          95,215

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

GENERAL

  The Company is the market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for contract natural gas handling applications. The Company provides this equipment on a rental, contract compression, maintenance and acquisition leaseback basis. Founded in 1990 and publicly held since 1997, the Company's customers include premier independent and major natural gas production, processing and transportation companies throughout the Western Hemisphere. As of September 30, 1999, the Company operated a fleet of 3,716 compression rental units with an aggregate capacity of approximately 1,345,000 horsepower.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

  The Company's total revenues increased by $12.7 million, or 18%, to $84.5 million during the three months ended September 30, 1999 from $71.8 million during the three months ended September 30, 1998. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet but was offset by decreases in production equipment fabrication revenue.

  Revenues from rentals increased by $11.5 million, or 30%, to $50.0 million during the three months ended September 30, 1999 from $38.5 million during the three months ended September 30, 1998. Domestic revenues from rentals increased by $8.3 million, or 30%, to $35.8 million during the three months ended September 30, 1999 from $27.5 million during the three months ended September 30, 1998. International rental revenues increased by $3.2 million, or 29%, to $14.2 million during the three months ended September 30, 1999 from $11.0 million during the three months ended September 30, 1998. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet. Domestic horsepower in the rental fleet increased by 40% from approximately 791,000 horsepower at September 30, 1998 to approximately 1,104,000 horsepower at September 30, 1999. In addition, international horsepower increased by 61% from approximately 150,000 horsepower at September 30, 1998 to approximately 241,000 horsepower at September 30, 1999.

   Revenue from parts and service increased by $1.3 million, or 18% to $9.0 million during the three months ended September 30, 1999 from $7.7 million during the three months ended September 30, 1998 primarily due to commissions earned on third party sales and engineering services. Revenues from the fabrication and sale of compressor equipment to third parties increased by $3.9 million, or 31%, to $16.5 million during the three months ended September 30, 1999 from $12.6 million during the three months ended September 30, 1998. During the three months ended September 30, 1999, an aggregate of approximately 76,000 horsepower of compression equipment was fabricated compared to approximately 49,000 horsepower fabricated during the three months ended September 30, 1998.

  Revenues from the fabrication and sale of production equipment decreased by $4.2 million, or 35%, to $7.7 million during the three months ended September 30, 1999 from $11.9 million during the three months ended September 30, 1998 primarily due to the decline in well completions resulting from lower energy prices in the early part of 1999.

EXPENSES

  Rentals operating expenses increased by $3.9 million, or 32%, to $16.2 million during the three months ended September 30, 1999 from $12.3 million during the three months ended September 30, 1998. The increase resulted primarily from the corresponding 30% increase in revenues from rentals over the corresponding period in 1998. Operating expenses of parts and service decreased by $0.6 million, or 10% to $5.3 million, contrary to the revenue increase, due to the commissions earned on third party sales and engineering services which have lower than normal related expenses. Operating expenses of compressor fabrication increased by $2.9 million, or 26%, to $13.8 million during the three months ended September 30, 1999 from $10.9 million during the three months ended September 30, 1998 commensurate with the corresponding increase in compressor fabrication revenue. The operating expenses attributable to production equipment fabrication decreased by $2.0 million, or 26%, to $5.7 million during the three months ended September 30, 1999 from $7.7 million during the three months ended September 30, 1998, resulting from the decrease in revenue from production equipment fabrication as previously discussed.

  Selling, general and administrative expenses increased $1.8 million, or 25%, to $8.9 million during the three months ended September 30, 1999 from $7.1 million during the three months ended September 30, 1998. The increase resulted from the increased activity in the Company's rentals business segments as described above.

  The Company believes that earnings before interest, leasing expense, taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended September 30, 1999 increased 24% to $34.5 million from $27.8 million for the three months ended September 30, 1998 primarily due to the increase in the Company's rental revenue.

  Depreciation and amortization decreased by $0.4 million to $9.1 million during the three months ended September 30, 1999 compared to $9.5 million during the three months ended September 30, 1998 due to the Equipment Leases entered into in July, 1998 and June, 1999.

  Interest expense decreased by $0.5 million to $1.8 million during the three months ended September 30, 1999 from $2.3 million for the three months ended
September 30, 1998.   The Company incurred leasing expense of  $7.1 million
during the three months ended September 30, 1999 compared to $2.8 million during the three months ended September 30, 1998 resulting from the Equipment Leases entered into in July, 1998 and June, 1999. The Company expects to incur annual operating lease expense of approximately $28 million, an amount equivalent to the annual interest expense of the Bank Credit Agreement that was repaid with the proceeds of the sale of the compression equipment to the Trust.

INCOME TAXES

  The provision for income taxes increased by $1.0 million, or 20%, to $6.1 million during the three months ended September 30, 1999 from $5.1 million during the three months ended September 30, 1998. The increase resulted primarily from the corresponding increase in income before taxes. The average effective income tax rates during the three months ended September 30, 1999 and 1998 were 37% and 39%, respectively. The decrease in average effective income tax rates is due to expected benefits from a foreign sales corporation established in 1998.

NET INCOME

  Net income increased $2.4 million, or 29%, to $10.4 million during the three months ended September 30, 1999 from $8.0 million during the three months ended September 30, 1998 for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

  The Company's total revenues increased by $20.5 million, or 10%, to $222.7 million during the nine months ended September 30, 1999 from $202.2 million during the nine months ended September 30, 1998. The increase resulted both from growth of the Company's natural gas compressor rental fleet but was offset by decreases in compressor fabrication and production equipment fabrication revenues.

  Revenues from rentals increased by $32.0 million, or 30%, to $137.7 million during the nine months ended September 30, 1999 from $105.7 million during the nine months ended September 30, 1998. Domestic revenues from rentals increased by $20.6 million, or 27%, to $98.5 million during the nine months ended September 30, 1999 from $77.9 million during the nine months ended September 30, 1998. International revenues from rentals and maintenance increased by $11.4 million, or 41%, to $39.2 million during the nine months ended September 30, 1999 from $27.8 million during the nine months ended September 30, 1998. The increase in both domestic and international rental and maintenance revenues resulted primarily from expansion of the Company's rental fleet.

  Revenue from parts and service increased by $3.1 million, or 17% to $21.4 million during the nine months ended September 30, 1999 from $18.3 million during the nine months ended September 30, 1998. Revenues from the fabrication and sale of compressor equipment to third parties decreased by $9.1 million, or 20%, to $35.5 million during the nine months ended September 30, 1999 from $44.6 million during the nine months ended September 30, 1998. During the nine months ended September 30, 1999, an aggregate of approximately 194,000 horsepower of compression equipment was fabricated compared to 164,000 horsepower for the nine months ended September 30, 1998. The Company believes the revenue decrease during the nine month period is due in part to a project where a customer supplied its own engines which are typically provided by the Company and in part to lower energy prices earlier in 1999 which reduced the demand for compressors.

  Revenues from the fabrication and sale of production equipment decreased by $8.9 million, or 30%, to $21.2 million during the nine months ended September 30, 1999 from $30.1 million during the nine months ended September 30, 1998 primarily due to the decline in well completions resulting from lower energy prices during the first half of 1999.

  The Company recognized gains on sales of assets of $4.8 million during the nine months ended September 30, 1999 compared to $2.1 million during the nine months ended September 30, 1998. The increase is primarily due to the increase in horsepower sold from the rental fleet to customers exercising options to purchase equipment they previously had rented. For the nine months ended September 30, 1999, the Company sold approximately 26,400 horsepower compared to 12,000 horsepower for the nine months ended September 30, 1998.

EXPENSES

  Rentals operating expenses increased by $10.0 million, or 28%, to $45.5 million during the nine months ended September 30, 1999 from $35.5 million during the nine months ended September 30, 1998. The increase resulted primarily from the corresponding 30% increase in revenues from rentals over the corresponding period in 1998. Operating expenses of parts and service decreased by $.4 million, or 3% to $13.5 million, contrary to the revenue increase, due to the commissions earned on third party sales, sale of engines and engineering services which have lower than normal related expenses. Operating expenses of compressor fabrication decreased by $8.8 million, or 23%, to $29.1 million during the nine months ended September 30, 1999 from $37.9 million during the nine months ended September 30, 1998. This expense decrease was a result of the corresponding decrease in compressor fabrication revenue. In addition, the operating expenses attributable to production equipment fabrication decreased by $4.0 million, or 21%, to $15.7 million during the nine months ended September 30, 1999 from $19.7 million during the nine months ended September 30, 1998, resulting from the decrease in revenue from the production equipment fabrication as previously discussed.

  Selling, general and administrative expenses increased $4.4 million, or 22%, to $24.2 million during the nine months ended September 30, 1999 from $19.8 million during the nine months ended September 30, 1998. The increase in these expenses resulted from the increased activity in the Company's rental and maintenance business segment as described above.

  Depreciation and amortization was $28.5 million during the nine months ended September 30, 1999 compared to $28.6 million during the nine months ended September 30, 1998. The decrease in depreciation as a result of the equipment leases entered into in July 1998 and June 1999 was offset by the increase in depreciation on the additions to the rental fleet.

  Interest expense decreased by $1.4 million, or 15%, to $7.8 million during the nine months ended September 30, 1999 from $9.2 million during the nine months ended September 30, 1998. The decrease in interest expense resulted from the Equipment Leases entered into in July 1998 and June 1999. The Company incurred leasing expense of $14.7 million during the nine months ended September 30, 1999 compared to $2.8 million during the nine months ended September 30, 1998.

INCOME TAXES

  The provision for income taxes increased by $2.7 million, or 20%, to $16.2 million during the nine months ended September 30, 1999 from $13.5 million during the nine months ended September 30, 1998. The increase resulted primarily from the corresponding increase in income before taxes. The effective income tax rates during the nine months ended September 30, 1999 and 1998 were 37% and 39%, respectively. The decrease in average effective income rates is due to expected benefits from a foreign sales corporation established in 1998.

NET INCOME

  Net income increased $6.2 million, or 29%, to $27.5 million during the nine months ended September 30, 1999 from $21.3 million during the nine months ended September 30, 1998 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically utilized internally generated funds and equity and debt financing to finance the growth of its compressor fleet and maintain sufficient compression and production equipment inventory. Capital expenditures for property, plant and equipment were $200.8 million for the nine months ended September 30, 1999 as compared to $119.4 million for the nine months ended September 30, 1998 as the Company has pursued acquisition leaseback opportunities where energy producers outsource their compression service needs. For the nine months ended September 30, 1999, the company has spent approximately $67.4 million related to acquisition leasebacks as compared to $14.7 million during the nine months ended September 30, 1998. In addition, the company utilized $35.3 million to acquire the stock of certain businesses and the related assets and liabilities.

  The proceeds from the 1999 Equipment Lease agreement were used to repay borrowings under the Bank Credit Agreement. As a result of the 1999 Lease Transaction, the Company has approximately $99 million of availability under the Credit Facility. The Company believes its available Credit Facility plus available cash and internally generated funds will be sufficient to fund its anticipated level of remaining 1999 capital expenditures estimated to be approximately $60 million.

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

  Primarily to accommodate its growth, the Company continues to install various modifications or upgrade existing computer software and hardware. These hardware and software upgrades accommodate Year 2000 issues. The costs associated with the software modifications are being incurred in the ordinary course of business and are not expected to be material in relation to either future operating results, cash flows or financial condition. The Company has completed substantially all critical hardware and software upgrades related to Year 2000 issues.

  The Company has reviewed its machinery and equipment operation and believes that none of the significant machinery and equipment utilized in its core operations is dependent on microprocessors which may be materially affected by Year 2000 complications.

  The Company is finalizing communications with its significant customers, suppliers and vendors to ensure that those parties have appropriate plans to address Year 2000 issues where they may otherwise impact the operations of the Company. There is inherent uncertainty related to Year 2000 issues due to the possibility of failures by third party customers, suppliers and vendors, which cannot be anticipated. The Company cannot guarantee the systems of other companies on which it relies will be converted timely and will not have a material adverse effect on the Company's operations, cash flows or financial position. The Company has limited contingency plans in place to address possible interruptions specific to certain operations resulting from third party failures.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At September 30, 1999, the fair market value of these interest rate swaps is approximately $1.0 million. The Company does not use derivative financial instruments to mitigate foreign currency risk.

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

HANOVER COMPRESSOR COMPANY
Date:  November 12, 1999
By:

/s/ Michael J. McGhan
______________________________________
Michael J. McGhan
President and Chief Executive Officer

Date:  November 12, 1999
By:


/s/ Curtis A. Bedrich
______________________________________
Curtis A. Bedrich
Chief Financial Officer