Form 10-K
period 1999-12-31
HANOVER COMPRESSION INC
filed 2000-03-30
CIK 909413

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   Form 10-K

                               ----------------

(MARK ONE)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1999

 [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from            to           .

                          Commission File No. 1-3071

                               ----------------

                          Hanover Compressor Company
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0625124
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

               12001 North Houston Rosslyn, Houston, Texas 77086
                   (Address of principal executive offices)

                                (281) 447-8787
             (Registrant's telephone number, including area code)

                               ----------------

  Securities registered pursuant to Section 12(b) of the Act:

            Title of each class             Name of each exchange in which registered
            -------------------             -----------------------------------------
       Common Stock, $.001 par value              New York Stock Exchange, Inc.

  Securities registered pursuant to 12(g) of the Act:

                                Title of class
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock of the registrant held by nonaffiliates as of March 24, 2000: $648,119,000. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

  Number of shares of the Common Stock of the registrant outstanding as of March 24, 2000: 28,830,826 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 (to be filed on or before April 30, 2000) are incorporated by reference into Part II, as indicated herein.

  The Index to Exhibits is on page E-1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition; (2) the introduction of competing technologies by other companies; (3) a prolonged substantial reduction in oil and gas prices which would cause a decline in the demand for our compression and oil and gas production equipment; (4) new governmental safety, health and environmental regulations which could require us to make significant capital expenditures; and (5) changes in economic or political conditions in the countries in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business

General

  Hanover Compressor Company (the "Company") was incorporated in Delaware in 1990 and is a market leader in full-service natural gas compression and a leading provider of contract natural gas handling service, fabrication and equipment. As of December 31, 1999, the Company operated a fleet of 3,898 compression rental units with an aggregate capacity of approximately 1,458,000 horsepower. The Company's compression services are complemented by its compressor and oil and gas production equipment fabrication operations.

  The Company believes it is currently the largest natural gas compression company in the United States on the basis of aggregate rental horsepower with 3,608 rental units having an aggregate capacity of approximately 1,181,000 horsepower at December 31, 1999. Internationally, the Company estimates it is one of the largest providers of compression services in the South American market, primarily in Argentina, Colombia and Venezuela, operating 290 units with approximately 277,000 horsepower at December 31, 1999.

  The Company's products and services are important for the production, transportation, processing and storage of natural gas and are provided primarily to energy producers and processors. The Company's decentralized operating structure, technically experienced personnel and high quality compressor fleet, allow the Company to successfully provide reliable and timely customer service. As a result, the Company has experienced substantial growth over the past five years and has developed and maintained a number of long-term customer relationships. This has enabled the Company to maintain an average horsepower utilization rate of approximately 93% over the last five years in comparison to an industry average estimated by the Company to be approximately 83%.

  The Company currently competes primarily in the transportable natural gas compression market for units of up to 4,450 horsepower. This market, which includes rental and owner operated units, accounts for over 14.9 million horsepower in the United States and is believed to have grown by approximately 8% compounded rate per annum since 1992. The Company believes that the growth in the domestic gas compression market will continue due to the increased consumption of natural gas, the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, and the discovery of new reserves.

  The rental portion of the domestic gas compression market is currently estimated to comprise approximately 4.8 million horsepower amounting to 37% of the aggregate U.S. horsepower. Growth of rental compression capacity in the U.S. market is primarily driven by the increasing trend toward outsourcing by energy producers and processors. The Company believes that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer's investment in equipment and enabling the customer to more efficiently resize compression units to meet the changing needs of the well, pipeline or processing plant. In addition, the Company also believes that outsourcing typically provides the customer with more timely and technically proficient service and necessary maintenance which often reduces operating costs. Internationally, the Company believes similar growth opportunities for compressor rental and sales exist due to (i) increased worldwide energy consumption, (ii) implementation of international environmental and conservation laws preventing the flaring of natural gas, and (iii) increased outsourcing by energy producers and processors.

                            Compressor Rental Fleet

  The size and horsepower of the Company's compressor rental fleet owned or operated under lease on December 31, 1999 is summarized in the following table.

                                                Number   Aggregate
                                                  of     Horsepower       % of
   Range of Horsepower per Unit                 Units  (in thousands) Horsepower
   ----------------------------                 ------ -------------- ----------
   0-99........................................ 1,435         96           6.6%
   100-199.....................................   893        131           9.0%
   200-499.....................................   642        193          13.2%
   500-799.....................................   277        168          11.5%
   800-1199....................................   331        349          24.0%
   1200-2699...................................   302        455          31.2%
   2700-UP.....................................    18         66           4.5%
                                                -----      -----        ------
     Total..................................... 3,898      1,458        100.00%
                                                =====      =====        ======

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

Business Segments

  The Company's revenues and income are derived from its four business segments (comprising three operating divisions)--domestic compression rentals, international compression rentals, compressor fabrication and production equipment fabrication. The compression rentals segments have operations primarily in the United States, Canada and South America. For financial data relating to the Company's divisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to the Notes to the Consolidated Financial Statements.

Compression Services and Fabrication

  The Company provides its customers with a full range of compressor rental, maintenance and contract compression services. As of December 31, 1999, the Company's gas compressor fleet consisted of 3,898 units, ranging from 24 to 4,450 horsepower. The size, type and geographic diversity of this rental fleet enables the Company to provide its customers with a range of compression units that can serve a wide variety of applications, and to select the correct equipment for the job, rather than trying to "fit" the job to its fleet of equipment.

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

  An essential element to the Company's success is its ability to provide its compression services to customers with contractually committed compressor run-times of at least 97%. Historically, run time credits have been insignificant, due largely to the Company's rigorous preventive maintenance program and extensive field service network which permits the Company to promptly address maintenance requirements. The Company's rental compressor maintenance activities are conducted at nine Company facilities staffed by approximately 600 experienced and factory trained maintenance personnel. Such maintenance facilities are situated in close proximity to actual rental fleet deployment to permit superior service response times.

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

  The Company considers itself to be unique in its industry in that its sales and field service organizations enjoy managerial parity within the Company, enabling these two vital organizations to work together in a highly coordinated fashion in order to deliver maximum customer service, responsiveness and reliability. The foundation for Hanover's successful field operations effort is the experience and responsiveness of its approximately 600 member compressor rental field service and shop staff of factory-trained and field-tested compressor mechanics. The Company's field service mechanics are coordinated and supported by regional operations managers who have supervisory responsibility for specific geographic areas.

  The Company's compressor fabrication subsidiary doing business as Hanover Maintech, designs, engineers and assembles compression units for sale to third parties as well as for placement in its compressor fleet. As of December 31, 1999, the Company had a compressor unit fabrication backlog for sale to third parties of $2.2 million. All backlog is expected to be produced within a 90-120 day period. In general, units to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis. Components for such compressor units are acquired from third party suppliers.

Oil and Gas Production Equipment

  The Company, through its wholly-owned subsidiary doing business as Hanover Smith designs, engineers, fabricates and either sells or occasionally rents a broad range of oil and gas production equipment designed to heat, separate, dehydrate and measure crude oil and natural gas. The product line includes line heaters, oil and gas separators, glycol dehydration units and skid mounted production packages designed for both onshore and offshore production facilities. The Company generally maintains standard product inventories in excess of $5 million and is therefore able to meet most customers' rapid response requirements and minimize customer downtime. As of December 31, 1999, the Company had a production equipment fabrication backlog of $2.9 million. All backlog is expected to be produced within a 90-120 day period. The Company also purchases and reconditions used production equipment which is then sold or rented.

Market and Customers

  The Company's customer base consists of over 800 U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. Additionally, the Company has negotiated more than 15 strategic alliances or preferred vendor relationships with key customers pursuant to which the Company receives preferential consideration in customer compressor and oil and gas production equipment procurement decisions in exchange for enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of the Company's consolidated revenues during 1998 or 1999.

  The Company's domestic compressor leasing activities are currently located in Texas, Oklahoma, Arkansas, Louisiana, New Mexico, Mississippi, Alabama, Kansas, Colorado, California, Utah, Wyoming and offshore Gulf of Mexico. International locations include Argentina, Venezuela, Colombia, Trinidad, Bolivia, Mexico, Indonesia and Canada. As of December 31, 1999, approximately 9% and 19% of the Company's compressor horsepower was being used in offshore and international applications, respectively.

Sales and Marketing

  The Company's more than 60 salespeople are organized into eight sales regions reporting to three sales vice presidents. The sales vice presidents report to the Company's Senior Vice President of Sales. The Company's sales representatives aggressively pursue the rental and sale market in their respective territories for compressors and production equipment. Each Company salesperson is assigned a customer list on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. The Company's advertising and promotion strategy is a "concentrated" approach, tailoring specific messages into a very focused presentation methodology.

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

  Notwithstanding, in part because of the Company's rapid growth through acquisitions, the Company may not be in compliance with certain environmental requirements for recently acquired facilities. The Company investigates these issues and takes action where appropriate.

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

Executive Officers

  The following sets forth, as of March 23, 2000, the name, age and business experience for the last five years of each of the executive officers of the Company.

   Name                   Age                    Position
   ----                   ---                    --------
   Michael A. O'Connor..   64 Chairman of the Board; Director
   Michael J. McGhan....   45 President and Chief Executive Officer; Director

   Name                             Age               Position
   ----                             ---               --------
   Curtis Bedrich..................  57 Chief Financial Officer and Treasurer
   William S. Goldberg.............  41 Executive Vice President; Director

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

Employees

  As of December 31, 1999, the Company had approximately 1,433 employees. No employees are represented by labor unions and the Company believes that its relations with its employees are satisfactory.

Item 2. Properties

  The Company owns its corporate offices in Houston, Texas, which are housed in a combination corporate office and compressor fabrication complex, including a 192,000 square foot plant located on approximately 28 acres. The Company also owns (i) a 11,700 square foot combination office and maintenance facility located on 6.5 acres in Yukon, Oklahoma, (ii) a 8,000 square foot combination office and maintenance facility situated on 6 acres in Pocola, Oklahoma, (iii) 12,000 square feet of maintenance facilities situated on 3.5 acres in Midland, Texas, (iv) a 5,000 square foot sales and service facility situated on one acre located in Corpus Christi, Texas, (v) a 345,000 square foot manufacturing facility in Davis, Oklahoma, (vi) a 16,750 square foot facility situated on 9.2 acres in Kilgore, Texas, (vii) a 210,000 square foot production equipment manufacturing facility located on 82 acres in Columbus, Texas (viii) a 35,000 square foot combination of office, warehouse and maintenance facility situated on 17 acres in Broussard, Louisiana and, (viiii) a 19,000 square foot office and maintenance facility located on 15.3 acres in Farmington, New Mexico. The Company also leases a maintenance facility of 19,000 square feet in Victoria, Texas under a five year lease. In addition, the Company has a three year lease on a 190,000 square foot fabrication facililty in Houston, Texas with an option to purchase the facility at the end of the lease.

  The Company's executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and its telephone number is (281) 447-8787.

Item 3. Legal Proceedings

  The Company is not currently involved in any material litigation or proceeding and is not aware of any such litigation or proceeding threatened against it.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock began trading on the New York Stock Exchange on July 1, 1997 under the symbol "HC." The following table sets forth the range of the high and low on market prices for the Common Stock, for the periods indicated.

                                                         High      Low
                                                         ----      ----
      First Quarter 1998................................ $20 3/4   $17 5/16
      Second Quarter 1998............................... $29 5/8   $23 1/4
      Third Quarter 1998................................ $28 11/16 $17 1/2
      Fourth Quarter 1998............................... $27 1/16  $17 11/16
      First Quarter 1999................................ $28       $19 1/4
      Second Quarter 1999............................... $35 9/16  $26 1/8
      Third Quarter 1999................................ $38 1/8   $31 3/8
      Fourth Quarter 1999............................... $38 3/8   $28 1/16

  As of December 31, 1999, there were 28,752,937 shares of Common Stock outstanding, held by approximately 233 stockholders of record.

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

  In December 1999, the Company issued $86,250,000 of 7.25% Mandatorily Redeemable Convertible Preferred Securities (the "Convertible Preferred Securities") through Hanover Compressor Capital Trust, a Delaware business trust and subsidiary of the Company. The Convertible Preferred Securities have a liquidation amount of $50 per unit. The Convertible Preferred Securities mature in 30 years but may be redeemed partially or in total any time on or after December 20, 2002. The Convertible Preferred Securities also provide for annual cash distributions at the rate of 7.25%, payable quarterly in arrears, however, payments may be deferred up to 20 quarters subject to certain restrictions. Each Convertible Preferred Security is convertible into 1.3986 shares of Hanover common stock, subject to adjustment for certain events.

  Set forth below is certain information with respect to all securities of the Company sold by the Company in 1999 which were not registered under the Securities Act of 1933, as amended.

                                                         Aggregate Offering
  Date of   Title and Amount                              Price and Initial     Exemption
    Sale      of Securities          Purchasers        Purchaser's Commission    Claimed
  -------   ----------------         ----------        ----------------------  ------------
 12/15/99   1,500,000 7.25%    Credit Suisse First     Aggregate Offering       Sec. 4(2)
            Convertible        Boston Corporation,     Price: $75,000,000
            Preferred          Goldman Sachs & Co.,    ($50 per Preferred
            Securities         Salomon Smith Barney,   Security) Commission
                               Inc. and Dain Rauscher  to Initial Purchasers:
                               Wessels Incorporated    $2,250,000 ($1.50 per
                                                       Preferred Security)

 12/27/99   225,000 7.25%      Credit Suisse First     Aggregate Offering       Sec. 4(2)
            Convertible        Boston Corporation,     Price: $11,250,000
            Preferred          Goldman Sachs & Co.,    ($50 per Preferred
            Securities         Salomon Smith Barney,   Security) Commission
                               Inc. and Dain Rauscher  to Initial Purchasers:
                               Wessels Incorporated    $370,500 ($1.50 per
                                                       Preferred Security)

Item 6. Selected Financial Data

                     SELECTED FINANCIAL DATA (HISTORICAL)
           (Dollars and shares in thousands, except per share data)

  The following table presents certain selected financial data for the Company for each of the five years in the period ended December 31, 1999. The selected financial data have been derived from the audited consolidated financial statements of the Company. The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company.

                                     Year Ended December 31,
                            -------------------------------------------
                              1999      1998     1997    1996   1995(1)
                            --------  -------- -------- ------- -------
Income Statement Data:
Revenues:
 Rentals..................  $192,655  $147,609 $100,685 $72,897 $43,859
 Parts and service........    34,461    23,870   10,254   6,458   4,495
 Compressor fabrication...    52,531    67,453   49,764  28,764  29,593
 Production equipment
  fabrication.............    28,037    37,466   37,052  26,903  16,960
 Gain on sale of
  property, plant &
  equipment...............     5,927     2,552      148     352     412
 Other....................     3,417     3,007      895     637     645
                            --------  -------- -------- ------- -------
   Total revenues.........   317,028   281,957  198,798 136,011  95,964
                            ========  ======== ======== ======= =======
Expenses:
 Rentals..................    64,949    49,386   35,113  26,012  13,691
 Parts and service........    21,724    17,341    6,360   4,788   4,122
 Compressor fabrication...    43,663    58,144   41,584  24,657  25,265
 Production equipment
  fabrication.............    20,833    25,781   26,375  19,574  13,178
 Selling, general and
  administrative..........    33,782    26,626   20,782  16,439  12,542
 Depreciation and
  amortization(2).........    37,337    37,154   28,439  20,722  13,494
 Leasing expense..........    22,090     6,173
 Interest expense.........     8,786    11,716   10,728   6,594   4,560
 Distributions on
  mandatorily redeemable
  convertible preferred
  securities..............       278
                            --------  -------- -------- ------- -------
   Total costs and
    expenses..............   253,442   232,321  169,381 118,786  86,852
                            --------  -------- -------- ------- -------
Income before income
 taxes....................    63,586    49,636   29,417  17,225   9,112
Provision for income
 taxes....................    23,145    19,259   11,314   6,844   3,498
                            --------  -------- -------- ------- -------
Net income................  $ 40,441  $ 30,377 $ 18,103 $10,381 $ 5,614
                            --------  -------- -------- ------- -------
Other comprehensive income
 (loss), net of tax:
 Foreign currency
  translation
  adjustment..............      (463)      152
                            --------  -------- -------- ------- -------
Comprehensive income......  $ 39,978  $ 30,529 $ 18,103 $10,381 $ 5,614
                            ========  ======== ======== ======= =======
Net income available to
 common stockholders:
 Net Income...............    40,441    30,377   18,103  10,381   5,614

                                    Year Ended December 31,
                          --------------------------------------------------
                            1999      1998      1997      1996      1995(1)
                          --------  --------  --------  --------    --------
 Dividends on Series A
  and Series B preferred
  stock.................                                  (1,773)       (832)
 Series A preferred
  stock exchange........                                  (3,794)
 Series B preferred
  stock conversion......                                  (1,400)
                          --------  --------  --------  --------    --------
Net income available to
 common stockholders....  $ 40,441  $ 30,377  $ 18,103  $  3,414    $  4,782
                          ========  ========  ========  ========    ========
Weighted average common
 and common equivalent
 shares:
 Basic..................    28,524    28,468    25,623    20,498      14,373
                          --------  --------  --------  --------    --------
 Diluted................    30,527    30,091    27,345    22,023      15,358
                          --------  --------  --------  --------    --------
Earnings per common
 share:
 Basic..................  $   1.42  $   1.07  $    .71  $    .17    $    .33
                          ========  ========  ========  ========    ========
 Diluted................  $   1.32  $   1.01  $    .66  $    .16(3) $    .31
                          ========  ========  ========  ========    ========
Other Data:
 EBITDA (4).............  $132,077  $104,679  $ 68,584  $ 44,541    $ 27,166
                          ========  ========  ========  ========    ========
Cashflows provided by
 (used in):
 Operting activities....  $ 68,222  $ 31,147  $ 32,219  $ 20,276    $  9,088
 Investing activities...   (92,114)  (14,699) (164,490)  (87,683)    (68,474)
 Financing activities...    18,218    (9,328)  129,510    71,740      62,206
Balance Sheet Data (end
 of period):
 Working capital........  $107,966  $113,264  $ 58,027  $ 41,513    $ 23,270
 Net property, plant and
  equipment.............   497,465   392,498   394,070   266,406     198,074
 Total assets...........   756,510   614,590   506,452   341,387     252,313
 Long-term debt.........    69,681   156,943   158,838   122,756      50,451
 Mandatorily redeemable
  convertible preferred
  securities............    86,250
 Preferred stockholders'
  equity................                                              26,894
 Common stockholders'
  equity................   369,157   316,713   288,271   176,895     139,302

--------
(1) The selected historical financial information includes the results of operations of the Company and its wholly-owned subsidiaries. During 1995, the Company acquired Astra Resources Compression, Inc., a significant subsidiary.
(2) In order to more accurately reflect the estimated useful lives of natural gas compressor units in the rental fleet; effective January 1, 1996 the Company changed the lives over which these units are depreciated from 12 to 15 years. The effect of this change was a decrease in depreciation expense of $2.6 million and an increase in net income of $1.5 million ($.07 per diluted common share) for the year ended December 31, 1996.
(3) Diluted earnings per share in 1996 was $.46 per share before the effects of charging retained earnings for $1.8 million relating to dividends on redeemable preferred stock and one time charges to retained earnings for
    (i) $3.8 million related to the exchange of all Series A preferred stock for subordinated notes and (ii) $1.4 million related to the conversion of all Series B preferred stock to Common Stock.
(4) EBITDA consists of the sum of consolidated net income before interest expense, lease expense, distributions on mandatorily redeemable preferred securities, income tax, and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of its operating performance and is also used to measure the Company's ability to meet debt service requirements. EBITDA should not be considered as an alternative performance measure prescribed by generally accepted accounting principles.

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

  The following table summarizes revenues, expenses and gross profit percentages for each of the Company's business segments (Dollars in millions):

                                                         Year ended December
                                                                 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
Revenues:
  Rentals--Domestic..................................... $136.5  $107.4  $ 78.7
  Rentals--International................................   56.2    40.2    22.0
  Compressor fabrication................................   52.5    67.4    49.8
  Production equipment fabrication......................   28.0    37.5    37.1
  Other.................................................   43.8    29.5    11.2
                                                         ------  ------  ------
    Total............................................... $317.0  $282.0  $198.8
                                                         ======  ======  ======
Expenses:
  Rentals--Domestic..................................... $ 46.2  $ 36.6  $ 27.5
  Rentals--International................................   18.8    12.8     7.6
  Compressor fabrication................................   43.7    58.1    41.6
  Production equipment fabrication......................   20.8    25.8    26.4
  Other.................................................   31.2    22.9     7.4
                                                         ------  ------  ------
    Total............................................... $160.7  $156.2  $110.5
                                                         ======  ======  ======
Gross profit percentage:
  Rentals--Domestic.....................................   66.1%   65.9%   65.1%
  Rentals--International................................   66.6%   68.2%   65.5%
  Compressor fabrication................................   16.8%   13.8%   16.5%
  Production equipment fabrication......................   25.7%   31.2%   28.8%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

Revenues

  The Company's total revenues increased by $35.0 million, or 12%, to $317.0 million during 1999 from $282.0 million during 1998. The increase resulted from growth of the Company's natural gas compressor rental fleet but was offset by decreases in compressor fabrication and production equipment fabrication revenues.

  Revenues from rentals increased by $45.1 million, or 31%, to $192.7 million during 1999 from $147.6 million during 1998. Domestic revenues from rentals increased by $29.1 million, or 27%, to $136.5 million during 1999 from $107.4 million during 1998. International revenues from rentals increased by $16.0 million, or 40%, to $56.2 million during 1999 from $40.2 million during 1998. At December 31, 1999 the compressor rental fleet consisted of approximately 1,458,000 horsepower, a 37% increase over the 1,067,000 horsepower in the rental fleet at December 31, 1998. Domestically, the rental fleet increased by 289,000 horsepower, or 32%, during 1999 and internationally by 103,000 horsepower, or 59%. The increase in both domestic and international rental revenues resulted primarily from expansion of the Company's rental fleet.

  Revenue from parts and service increased by $10.6 million, or 44% to $34.5 million during 1999 from $23.9 million during 1998. Revenues from the fabrication and sale of compressor equipment to third parties decreased by $14.9 million, or 22%, to $52.5 million during from $67.4 million during 1998. An aggregate of 147,000 horsepower was sold during 1999. In addition, 130,000 horsepower was fabricated and placed in the rental fleet during 1999. The Company believes the revenue decrease during 1999 was due in part to a project where a customer supplied its own engines, which are typically provided by the Company, and in part to lower energy prices earlier in 1999, which reduced the demand for compressors thereby adversely impacting sales prices.

  Revenues from the fabrication and sale of production equipment decreased by $9.5 million, or 25%, to $28.0 million during 1999 from $37.5 million during 1998 primarily due to the decline in well completions resulting from lower energy prices during the first half of 1999.
  The Company recognized gains on sales of assets of $5.9 million during 1999 compared to $2.6 million during the 1998. The increase is primarily due to the increase in horsepower sold from the rental fleet to customers exercising options to purchase equipment they previously had rented. During 1999 the Company sold approximately 20,000 horsepower compared to 14,000 horsepower during 1998.

Expenses

  Operating expenses of the rentals segment increased by $15.6 million, or 32% to $65.0 million during 1999 from $49.4 million during 1998. The increase resulted primarily from the corresponding 31% increase in revenues from rentals over the corresponding period in 1998. The gross profit percentage from rentals was 66% during 1999 and 67% during 1998. Operating expenses of parts and service increased $4.4 million, or 25% to $21.7 million during 1999 from $17.3 million during 1998, which relates to the 44% increase in parts and service revenue. The gross profit percentage from parts and service increased to 37% during 1999 from 27% in 1998. Operating expenses of compressor fabrication decreased by $14.4 million, or 25% to $43.7 million from $58.1 million during 1998. The gross profit margin on compression fabrication increased to 17% during 1999, from 14% during 1998. Production equipment fabrication operating expenses decreased by $5.0 million, or 19%, during 1999 to $20.8 million from $25.8 million during 1998. The decrease in operating expenses is reflective of the corresponding change in production equipment fabrication revenues during 1999. The gross profit margin attributable to production equipment fabrication decreased to 26% during 1999, from 31% during 1998.

  Selling, general and administrative expenses increased by $7.2 million, or 27% to $33.8 million during 1999. The increase is attributable to increased personnel and other administrative and selling expenses associated with the increase in operating activity in the Company's rentals business segments, as described above.

  Depreciation and amortization expense increased by $.2 million, or 1% during 1999 to $37.3 million. The increase in depreciation on the additions to the rental fleet was offset by the decrease in depreciation as a result of the equipment leases entered into in July 1998 and June 1999.

  Interest expense decreased by $2.9 million, or 25% during 1999 to $8.8 million. The decrease in interest expense was due in part to utilization of proceeds from the equipment lease which was used to reduce indebtedness under the Bank Credit Agreement and the capitalization of interest expense on assets that are under construction.

  The Company incurred compression equipment lease expense of $22.1 million during 1999 and $6.2 million during 1998. As a result of the Equipment Leases, the Company expects to incur annual operating leasing expense of approximately $30 million.

Income Taxes

  The provision for income taxes increased by $3.8 million, or 20%, to $23.1 million during 1999 from $19.3 million during 1998. The increase resulted primarily from the corresponding increase in income before taxes. The Company's effective income tax rate was approximately 36.4% during 1999 and 38.8% during 1998. The decrease in average effective income rates is due to expected benefits from a foreign sales corporation established in 1998.

Net Income and Earnings Per Share

  Net income increased $10.1 million, or 33%, to $40.4 million for 1999 from $30.4 million in 1998 for the reasons discussed above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

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

Expenses

  Operating expenses of the rentals segment increased by $14.3 million, or 41% to $49.4 million during 1998. The gross profit percentage from rentals increased to 67% during 1998 from 65% in 1997. Operating expenses of parts and service increased $11.0 million, or 173% to $17.3 million during 1998, which relates to the 133% increase in parts and service revenue. The gross profit percentage from parts and service decreased to 27% during 1998 from 38% in 1997. Operating expenses of compressor fabrication increased by $16.5 million, or 40% to $58.1 million, which relates to the 36% increase in compression fabrication revenue achieved during 1998. In addition, the gross profit margin on compression fabrication decreased to 14% during 1998, from 16% during 1997. Production equipment fabrication operating expenses decreased by $0.6 million, or 2%, during 1998 to $25.8 million. The decrease in operating expenses is reflective of the corresponding change in production equipment fabrication revenues during 1998. The gross profit margin attributable to production equipment fabrication increased to 31% during 1998, up from 29% during 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

  In June 1999 and in July 1998, the Company completed two individual $200 million sale and lease back transactions of certain compression equipment. The transactions are recorded as a sale and lease back of the equipment and are recorded as operating leases. Under both agreements, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment at fair market value. The Company has substantial residual value guarantees under the agreements (approximately $333 million for both transactions) that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of the Company's purchase options. The equipment sold in the June 1999 transaction had a book value of approximately $162 million and resulted in a gain of approximately $38 million. The equipment sold in the July 1998 transaction had a book value of $158 million and resulted in a gain of approximately $42 million. Both gains are deferred until the end of the respective lease terms.

  In December 1999, the Company issued $86.3 million of 7.25% Convertible Preferred Securities through Hanover Compressor capital Trust, a Delaware business trust and subsidiary of the Company. The Convertible Preferred Securities have a liquidation amount of $50 per unit. The Convertible Preferred Securities mature in 30 years but may be redeemed partially or in total any time on or after December 20, 2002.

  The Company's cash balance amounted to $5.8 million at December 31, 1999 compared to $11.5 million at December 31, 1998. Primary sources of cash during 1999 were cash provided by internal operations of $68.2 million, net proceeds of $200 million from the sale of compression equipment under the Equipment Lease and net proceeds of $82.9 million from the private offering of the Convertible Preferred Securities. Principal uses of cash during the year ended December 31, 1999 were capital expenditures of $282.9 million, business combinations and investments in unconsolidated entities of $40.2 million and $279.1 million repayment of long-term debt.

  Total current assets increased from $165.1 million at December 31, 1998 to $192.5 million at December 31, 1999 primarily as a result of increases in accounts receivable and inventories. Accounts receivable at December 31, 1999 increased by $23.5 million to $93.7 million. The increase corresponds with 18% increase in total revenue of $94.3 million realized by the Company during the three months ended December 31, 1999 compared to $79.8 million during the three months ended December 31, 1998. In addition, inventories increased by $3.5 million to $66.5 million at December 31, 1999. The increase in inventories reflects increases in parts and supplies, work in progress and finished goods as the level of activity in the Company's domestic and international rental and maintenance increased over 1998. Working capital at December 31, 1999 was also affected by an $32.8 million increase in total current liabilities at December 31, 1999 to $84.6 million. The 63% increase in total current liabilities results largely from the increase in vendor accounts payable caused by the expansion of the Company's operating activities and also due to the Subordinated Notes in the aggregate principal amount of $15.4 million becoming due on December 31, 2000.

  The amounts invested in property, plant and equipment and business combinations during 1999 was $318.2 million which resulted in the addition of approximately 391,000 horsepower to the rental fleet. At December 31, 1999, the rental fleet consisted of 1,181,000 horsepower domestically and 277,000 in the international rental fleet. Current plans are to spend in excess of $250 million during 2000, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity. As of December 31, 1999 the Company had approximately $138 million of credit capacity remaining on its $200 million Bank Credit Agreement (7.7% rate at December 31, 1999). In March 2000, the Company finalized a third sale and lease back transaction. Under the agreement, the Company received $100 million proceeds from the sale of the compression equipment at closing and may sell an additional $100 million of equipment to the Trust during the next twelve months. The equipment sold will be leased back by the Company for a five-year period and will continue to be deployed by the Company under its normal operating procedures. Hanover has the option to repurchase the equipment from the Trust at any time. The Company feels it has adequate capital resources to fund its estimated level of capital expenditures for the year 2000.

Impact of Year 2000

  The Company did not experience any material problems during the rollover to the year 2000 that affected operations and does not anticipate any year 2000 compliance problems in the future. The Company completed its year 2000 readiness in conjunction with normal expansion and upgrades of its computer systems and hardware. The costs related to the year 2000 were not material to the Company's operating results, cash flows or financial position.

New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. SFAS 133 is effective for the Company beginning in 2001. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the type of hedging instruments used and the effectiveness of such instruments. However management does not believe the effect of adoption will have a material effect on the Company's results of operations, cash flows or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At December 31, 1999, the fair market value of these interest rate swaps is approximately $2.9 million. The Company does not use derivative financial instruments to mitigate foreign currency risk.

Item 8. Financial Statements and Supplementary Data

  In this report, the consolidated financial statements and supplementary data appearing on pages F-1 through F-22 are incorporated in this item 8 by reference. See Index to the Financial Statements at 19.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information included or to be included in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders under the captions "Nominees for Election as Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

Item 11. Executive Compensation

  The information included or to be included under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information included or to be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

  The information included or to be included under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)The following documents are filed as part of this report:

    1. FINANCIAL STATEMENTS--The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

    2. FINANCIAL STATEMENT SCHEDULES--All schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

    3. EXHIBITS--The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report and such Index to Exhibits is incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hanover Compressor Company

                                                 /s/ Michael J. McGhan
                                          By: _________________________________
                                                     Michael J. McGhan
                                               President and Chief Executive
                                                          Officer

Date: March 27, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Michael J. McGhan            President and Chief          March 27, 2000
______________________________________  Executive Officer
          Michael J. McGhan             (Principal Executive
                                        Officer and Director)

        /s/ Curtis Bedrich             Chief Financial Officer      March 27, 2000
______________________________________  and Treasurer (Principal
            Curtis Bedrich              Financial and Accounting
                                        Officer)

       /s/ Ted Collins, Jr.            Director                     March 27, 2000
______________________________________
           Ted Collins, Jr.

      /s/ Robert R. Furgason           Director                     March 27, 2000
______________________________________
          Robert R. Furgason

     /s/ William S. Goldberg           Director                     March 27, 2000
______________________________________
         William S. Goldberg

       /s/ Melvyn N. Klein             Director                     March 27, 2000
______________________________________
           Melvyn N. Klein

     /s/ Michael A. O'Connor           Director                     March 27, 2000
______________________________________
         Michael A. O'Connor

                                       Director                     March 27, 2000
______________________________________
          Alvin V. Shoemaker

                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
   Report of Independent Accountants.................................... F-1
   Consolidated Balance Sheet........................................... F-2
   Consolidated Statement of Income and Comprehensive Income............ F-3
   Consolidated Statement of Cash Flows................................. F-4,F-5
   Consolidated Statement of Common Stockholders' Equity................ F-6
   Notes to Consolidated Financial Statements........................... F-7
   Selected Quarterly Financial Data (unaudited)........................ F-22

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Certificate of Incorporation of the Hanover Compressor Holding Co.*

   3.2   Certificate of Amendment of Certificate of Incorporation of Hanover
         Compressor Holding Co. dated December 9, 1999.*

   3.3   By-laws of Hanover Compressor Company*

   4.1   Third Amended and Restated Registration Rights Agreement, dated as of
         December 5, 1995, among the Company, GKH Partners, L.P., GKH
         Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto (1) [4.1]

   4.10  Form of Warrant Agreement (1) [4.10]

   4.11  Specimen Stock Certificate (1) [4.11]

   4.12  Form of Second Amended and Restated Stockholders Agreement of Hanover
         Compressor Company dated as of June, 1997 (1) [4.12]

   4.13  Form of Amended and Restated Stockholders Agreement (JEDI) dated as of
         May, 1997 (1) [4.13]

   4.14  Form of Amended and Restated Stockholders Agreement (Westar Capital,
         Inc.) dated as of May, 1997 (1) [4.14]

   4.15  Form of Amended and Restated Stockholders Agreement (HEHC) dated as of
         May, 1997 (1) [4.15]

  10.1 Credit Agreement, dated as of December 15, 1997, by and between the Company, The Chase Manhattan Bank, a New York banking corporation as
         Administrative Agent and several banks and other financial institutions that are parties thereto (2) [10.30]

  10.2 Subsidiaries' Guarantee, dated as of December 15, 1997, by certain of the Company's subsidiaries in favor of The Chase Manhattan Bank, as agent (2) [10.31]

  10.3   Management Fee Letter, dated November 14, 1995 between GKH Partners,
         L.P. and the
         Company (1) [10.3]

  10.4   Hanover Compressor Company Senior Executive Stock Option Plan (1)
         [10.4]

  10.5   1993 Hanover Compressor Company Management Stock Option Plan (1)
         [10.5]

  10.6   Hanover Compressor Company Incentive Option Plan (1) [10.6]

  10.7   Amendment and Restatement of Hanover Compressor Company Incentive
         Option Plan (1) [10.7]

  10.8   Hanover Compressor Company 1995 Employee Stock Option Plan (1) [10.8]

  10.9   Hanover Compressor Company 1995 Management Stock Option Plan (1)
         [10.9]

  10.10  Hanover Compressor Company 1996 Employee Stock Option Plan (1) [10.10]

  10.11 OEM Sales and Purchase Agreement, between Hanover Compressor Company and the Waukesha Engine Division of Dresser Industries, Inc. (1)
         [10.11]

  10.12  Distribution Agreement, dated February 23, 1995, between Ariel
         Corporation and Maintech Enterprises, Inc. (1) [10.12]

  10.13 Exclusive Distribution Agreement, dated as of February 23, 1995 by and between Hanover/Smith, Inc. and Uniglam Resources, Ltd. (1) [10.13]

 Exhibit
 Number                                Description
 -------                               -----------
  10.14  Lease Agreement, dated December 4, 1990, between Hanover Compressor
         Company and Ricardo J. Guerra and Luis J. Guerra as amended (1)
         [10.15]

  10.15  Indemnification Agreement, dated as of December 5, 1995, between
         Hanover Compressor Company and Western Resources (formerly Astra
         Resources, Inc.) (1) [10.18]

  10.16  Put Agreement, dated December 5th, 1995, by and between Western
         Resources, Inc. (formerly Astra Resources, Inc.) an Hanover Compressor
         Company and Hanover Acquisition Corporation (formerly Astra Resources
         Compression, Inc.) (1) [10.19]

  10.17  Exchange and Subordinated Loan Agreement dated as of December 23,
         1996, among the Company and GKH Partners, L.P., GK December 23, 1996, among the Company and GKH Partners, L.P., GK Investments, L.P., IPP95,
         L.P., Hanna Investment Group, Ott Candies, Inc., Phyllis S. Hojel, Ted
         Collins, Jr. and L.O. Ward (1) [10.20]

  10.18  1997 Stock Option Plan, as amended (1) [10.23]

  10.19  1997 Stock Purchase Plan (1) [10.24]

  10.20 Exchange Agreement by and between Hanover Compressor Company and JEDI, dated December 23, 1996 (1) [10.27]

  10.21  Lease dated as of July 20, 1998 between Hanover Equipment Trust 1998A
         (the "Trust") and the Company. (3) [10.1]

  10.22 Guarantee dated as of July 22, 1998 and made by the Company, Hanover/Smith, Inc., Hanover Maintech, Inc. and Hanover Land Company.
         (3) [10.2]

  10.23 Lessee's and Guarantor's Consent dated as of July 20, 1998 made by the Company, Hanover/Smith, Inc., Hanover Maintech, Inc. and Hanover Land
         Company. (3) [10.3]

  10.24 Participation Agreement dated as of July 22, 1998 among the Company, the Trust, The Chase Manhattan Bank, as agent, Societe General &
         Financial Corporation, and Wilmington Trust Company. (3) [10.4]

  10.25 Security Agreement dated as of July 22, 1998 made by the Trust in favor of The Chase Manhattan Bank, as agent, with the Company joining by Joinder of Lessee. (3) [10.5]

  10.26 Lease Supplement No. 1 dated as of July 22, 1998 between the Trust and the Company. (3) [10.6]

  10.27  1998 Stock Option Plan (4) [10.7]

  10.28  December 10, 1998 Stock Option Plan (5)

  10.29  1999 Stock Option Plan (5)
  10.30 1998 Amendments to Credit Agreement, dated as of December 15, 1997, with the Chase Manhattan Bank, a New York banking corporation as Administrative Agent and several banks and other financial institutions that are parties thereto (7)[10.35]

  10.31 Lease dated as of June 15, 1999 between Hanover Equipment Trust 1999 and the Company. (8)[10.36]

  10.32 Guarantee dated as of June 15, 1999 and made by the Company, Hanover/Smith, Inc., Hanover Maintech, Inc. and Hanover Land Company.
         (8) [10.37]

  10.33 Participation Agreement dated as of June 15, 1999 among the Company, the Trust, Societe Generale Financial Corporation and FTBC Leasing
         Corp., The Chase Manhattan Bank, as agent, and Wilmington Trust
         Company. (8) [10.38]

  10.34 Security Agreement dated as of June 15, 1999 made by the Trust in favor The Chase Manhattan Bank, as agent. (8) [10.39]

  10.35  Lease supplement No. 1 dated June 15, 1999 between the Trust and the
         Company. (8) [10.40]

  10.36 Lessee's and Guarantor's Consent dated as of June 15, 1999 made by the Company, Hanover/Smith, Inc. Hanover Maintech, Inc. and Hanover Land
         Company. (8) [10.41]

 Exhibit
 Number                                Description
 -------                               -----------
  10.37  Amended and Restated Declaration of Trust of Hanover Compressor
         Capital Trust, dated as of December 15, 1999, among Hanover Compressor
         Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as
         administrative trustees. (6)[4.5]

  10.38 Indenture for the Convertible Junior Subordinated Indentures due 2029, dated as of December 15, 1999 among Hanover Compressor Company, as issuer, and Wilmington Trust Company, as trustee. (6)[4.6]

  10.39  Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred
         Securities. (6)[4.8]

  10.40  Form of Hanover Compressor Company Convertible Subordinated Junior
         Debentures due 2029. (6)[4.9]

  10.41  Preferred Securities Guarantee, dated as of December 15, 1999, between
         Hanover Compressor Company, as guarantor, and Wilmington Trust
         Company, as guarantee trustee. (6)[4.10]

  10.42  Common Securities Guarantee dated as of December 15, 1999, by Hanover
         Compressor Company, as guarantor. (6)[4.11]

  10.43 Lease dated as of March 13, 2000 between Hanover Equipment Trust 2000A and the Hanover Compression Inc.*

  10.44  Guarantee dated as of March 13, 2000 and made by the Company, Hanover
         Compression Inc. and certain of their Subsidiaries.*

  10.45 Participation Agreement dated as of March 13, 2000 among the Company, the Hanover Equipment Trust 2000A and various banks.*

  10.46 Security Agreement dated as of March 13, 2000 made by the Trust in favor The Chase Manhattan Bank, as agent.*

  10.47  Assignment of leases, rents and Guarantee from Hanover Equipment Trust
         2000A to The Chase Manhattan Bank dated as of March 13, 2000.*

  12.1   Computation of ratio of earnings to fixed charges*

  21.1   List of Subsidiaries*

  23.1   Consent of PricewaterhouseCoopers LLP*

  27.1   Financial Data Schedule*

--------
(1) Such exhibit previously filed as an exhibit to the registration Statement (File No. 333-27953) on Form S-1, as amended, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(2) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1997 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(3) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 22, 1998, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(4) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1998, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(5) Compensatory plan or arrangement required to be filed.
(6) Such exhibit previously filed as an exhibit to the Registration Statement (File No. 333-30344) on Form S-3 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(7) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1998 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(8) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 1999, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
*Filed herewith.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hanover Compressor Company

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of cash flows and of common stockholders' equity present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 8, 2000

                           HANOVER COMPRESSOR COMPANY

                           Consolidated Balance Sheet

                           December 31, 1999 and 1998

                                                              1999      1998
                                                            --------  --------
                                                            (in thousands of
                                                             dollars, except
                                                            for par value and
                                                             share amounts)
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  5,756  $ 11,503
  Accounts receivable, net.................................   93,715    70,205
  Inventory................................................   66,562    63,044
  Costs and estimated earnings in excess of billings on
   uncompleted contracts...................................    4,782     7,871
  Prepaid taxes............................................   16,430     9,466
  Other current assets.....................................    5,287     2,967
                                                            --------  --------
    Total current assets...................................  192,532   165,056
                                                            --------  --------
Property, plant and equipment:
  Compression equipment and facilities.....................  520,403   422,896
  Land and buildings.......................................   19,000    15,044
  Transportation and shop equipment........................   27,616    21,667
  Other....................................................   10,029    11,119
                                                            --------  --------
                                                             577,048   470,726
  Accumulated depreciation.................................  (79,583)  (78,228)
                                                            --------  --------
    Net property, plant and equipment......................  497,465   392,498
                                                            --------  --------
Intangible and other assets................................   66,513    57,036
                                                            --------  --------
                                                            $756,510  $614,590
                                                            ========  ========
        LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..................... $ 15,967  $    444
  Accounts payable, trade..................................   32,308    23,361
  Accrued liabilities......................................   22,065    17,599
  Advance billings.........................................   13,328     9,694
  Billings on uncompleted contracts in excess of costs and
   estimated earnings......................................      898       694
                                                            --------  --------
    Total current liabilities..............................   84,566    51,792
Long-term debt.............................................   69,681   156,943
Other liabilities..........................................   80,549    42,858
Deferred income taxes......................................   66,307    46,284
                                                            --------  --------
    Total liabilities......................................  301,103   297,877
                                                            --------  --------
Mandatorily redeemable convertible preferred securities....   86,250        --
Commitments and contingencies (Note 15)
Common stockholders' equity:
  Common stock, $.001 par value; 100 million shares
   authorized; 28,752,937 and 28,590,472 shares issued and
   outstanding, respectively...............................       29        29
  Additional paid-in capital...............................  272,973   269,005
  Notes receivable--employee stockholders..................   (3,387)  (10,146)
  Accumulated other comprehensive income...................     (311)      152
  Retained earnings........................................  101,439    60,998
  Treasury stock--83,697 and 175,547 common shares,
   respectively, at cost...................................   (1,586)   (3,325)
                                                            --------  --------
    Total common stockholders' equity......................  369,157   316,713
                                                            --------  --------
                                                            $756,510  $614,590
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

           Consolidated Statement of Income and Comprehensive Income

                  Years Ended December 31, 1999, 1998 and 1997

                                                      1999      1998     1997
                                                    --------  -------- --------
                                                      (in thousands, except
                                                        per share amounts)
Revenues:
  Rentals.......................................... $192,655  $147,609 $100,685
  Parts and service................................   34,461    23,870   10,254
  Compressor fabrication...........................   52,531    67,453   49,764
  Production equipment fabrication.................   28,037    37,466   37,052
  Gain on sale of property, plant and equipment....    5,927     2,552      148
  Other............................................    3,417     3,007      895
                                                    --------  -------- --------
                                                     317,028   281,957  198,798
                                                    --------  -------- --------
Expenses:
  Rentals..........................................   64,949    49,386   35,113
  Parts and service................................   21,724    17,341    6,360
  Compressor fabrication...........................   43,663    58,144   41,584
  Production equipment fabrication.................   20,833    25,781   26,375
  Selling, general and administrative..............   33,782    26,626   20,782
  Depreciation and amortization....................   37,337    37,154   28,439
  Leasing expense..................................   22,090     6,173       --
  Interest expense.................................    8,786    11,716   10,728
  Distributions on mandatorily redeemable
   convertible preferred securities................      278        --       --
                                                    --------  -------- --------
                                                     253,442   232,321  169,381
                                                    --------  -------- --------
Income before income taxes.........................   63,586    49,636   29,417
Provision for income taxes.........................   23,145    19,259   11,314
                                                    --------  -------- --------
Net income.........................................   40,441    30,377   18,103
                                                    --------  -------- --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment..........     (463)      152       --
                                                    --------  -------- --------
Comprehensive income............................... $ 39,978  $ 30,529 $ 18,103
                                                    ========  ======== ========
Net income available to common stockholders........ $ 40,441  $ 30,377 $ 18,103
                                                    ========  ======== ========
Weighted average common and common equivalent
 shares outstanding
  Basic............................................   28,524    28,468   25,623
                                                    ========  ======== ========
  Diluted..........................................   30,527    30,091   27,345
                                                    ========  ======== ========
Earnings per common share
  Basic............................................ $   1.42  $   1.07 $   0.71
                                                    ========  ======== ========
  Diluted.......................................... $   1.32  $   1.01 $   0.66
                                                    ========  ======== ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

                      Consolidated Statement of Cash Flows

                  Years Ended December 31, 1999, 1998 and 1997

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                  (in thousands of dollars)
Cash flows from operating activities:
 Net income...................................... $ 40,441  $ 30,377  $ 18,103
 Adjustments:
  Depreciation and amortization..................   37,337    37,154    28,439
  Amortization of debt issuance costs and debt
   discount......................................      884       852       892
  Bad debt expense...............................    1,475       349       594
  Gain on sale of property, plant and equipment..   (5,927)   (2,552)     (148)
  Equity in income of nonconsolidated
   affiliates....................................   (1,188)   (1,369)      206
  Deferred income taxes..........................   11,396    12,358     6,233
  Changes in assets and liabilities, net of
   effects of business combinations:
   Accounts receivable...........................  (23,974)  (28,337)  (13,604)
   Inventory.....................................   (1,918)  (24,169)  (14,726)
   Costs and estimated earnings versus billings
    on uncompleted contracts.....................    3,293    (3,000)    2,929
   Accounts payable and other liabilities........   11,969    14,358     7,728
   Advance billings..............................    3,634     2,942        51
   Other.........................................   (9,200)   (7,816)   (4,478)
                                                  --------  --------  --------
    Net cash provided by operating activities....   68,222    31,147    32,219
                                                  --------  --------  --------
Cash flows from investing activities:
 Capital expenditures............................ (282,940) (169,498) (150,995)
 Proceeds from sale of property, plant and
  equipment......................................  223,037   208,644     2,887
 Cash used for business acquisitions, net........  (35,311)  (42,581)   (6,287)
 Cash returned from unconsolidated subsidiary....    8,000
 Cash used to acquire investments in
  unconsolidated subsidiaries....................   (4,900)  (11,264)  (10,095)
                                                  --------  --------  --------
    Net cash used in investing activities........  (92,114)  (14,699) (164,490)
                                                  --------  --------  --------
Cash flows from financing activities:
 Net borrowings (repayments) on revolving credit
  facility.......................................  (64,400)   (4,700)   63,681
 Proceeds from issuance of long-term debt........              2,825     5,000
 Issuance of common stock, net...................                       92,088
 Equity issuance costs...........................                         (687)
 Proceeds from mandatorily redeemable convertible
  preferred securities, net......................   82,940
 Proceeds from warrant conversions and stock
  option exercises...............................      545       121
 Repayment of long-term debt.....................   (8,357)   (2,226)  (31,757)
 Purchase of treasury stock......................             (5,950)
 Repayments of shareholder notes.................    7,490       602     1,185
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................   18,218    (9,328)  129,510
                                                  --------  --------  --------
Effect of exchange rate changes on cash and
 equivalents.....................................      (73)     (178)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (5,747)    6,942    (2,761)
Cash and cash equivalents at beginning of year...   11,503     4,561     7,322
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  5,756  $ 11,503  $  4,561
                                                  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

                      Consolidated Statement of Cash Flows

                  Years Ended December 31, 1999, 1998 and 1997

                                                      1999      1998     1997
                                                     -------  --------  -------
                                                         (in thousands of
                                                             dollars)
Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized amounts......... $ 7,897  $ 10,992  $10,069
                                                     =======  ========  =======
  Income taxes paid................................. $12,065  $  2,249  $ 5,857
                                                     =======  ========  =======
Supplemental disclosure of noncash transactions:
  Debt issued for property, plant and equipment.....                    $   379
                                                                        =======
  Property sold in exchange for note receivable..... $ 3,538  $  1,500
                                                     =======  ========
  Common stock issued in exchange for notes
   receivable....................................... $   731            $ 5,163
                                                     =======            =======
Acquisitions of businesses:
  Property, plant and equipment acquired............ $39,105  $ 31,015
                                                     =======  ========
  Other noncash assets acquired..................... $ 9,711  $ 25,000
                                                     =======  ========
  Liabilities assumed............................... $(1,578) $ (1,261)
                                                     =======  ========
  Deferred taxes.................................... $(8,627) $(12,174)
                                                     =======  ========
  Common stock issued............................... $(3,300) $ (3,300)
                                                     =======  ========


   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

             Consolidated Statement of Common Stockholders' Equity

                  Years Ended December 31, 1999, 1998 and 1997

                  (in thousands of dollars, except share data)

                                                        Accumulated               Notes
                            Common Stock    Additional     Other               Receivable--
                          -----------------  Paid-in   Comprehensive Treasury    Employee   Retained
                            Shares   Amount  Capital      Income      Stock    Stockholders Earnings
                          ---------- ------ ---------- ------------- --------  ------------ --------
Balance at January 1,
 1997...................  22,938,541  $23    $171,342                $  (218)    $(6,770)   $ 12,518
Issuance of common
 stock..................   5,163,843    5      92,083
Issuance of common stock
 to employees...........     264,785            5,163                             (5,163)
Repayment of employee
 shareholder notes......                                                           1,185
Net income..............                                                                      18,103
                          ----------  ---    --------                -------     -------    --------
Balance at December 31,
 1997...................  28,367,169   28     268,588                   (218)    (10,748)     30,621
Conversion of warrants..     198,480    1
Exercise of stock
 options................      24,823              120
Other comprehensive
 income.................                                   $ 152
Purchase of 294,200
 treasury shares, at
 cost...................                                              (5,950)
Issuance of 150,000
 treasury shares at
 $22.00 per share.......                          457                  2,843
Repayment of employee
 shareholder notes......                                                             602
Other...................                         (160)
Net income..............                                                                      30,377
                          ----------  ---    --------      -----     -------     -------    --------
Balance at December 31,
 1998...................  28,590,472   29     269,005        152      (3,325)    (10,146)     60,998
Conversion of warrants..      26,339
Exercise of stock
 options................      98,676              545
Other comprehensive
 loss...................                                    (463)
Issuance of common stock
 to employees...........      37,450              731                               (731)
Issuance of 91,850
 treasury shares at
 $35.93 per share.......                        1,561                  1,739
Repayment of employee
 shareholder notes......                                                           7,490
Income tax benefit from
 stock options
 exercised..............                        1,176
Other...................                          (45)
Net income..............                                                                      40,441
                          ----------  ---    --------      -----     -------     -------    --------
Balance at December 31,
 1999...................  28,752,937  $29    $272,973      $(311)    $(1,586)    $(3,387)   $101,439
                          ==========  ===    ========      =====     =======     =======    ========

   The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997

1. The Company, Business and Significant Accounting Policies

  Hanover Compressor Company and its subsidiaries ("Hanover" or the "Company") is a leading provider of a broad array of natural gas compression rental, operations, parts and maintenance services in the United States and select international markets. Hanover's compression services are complemented by its compressor and oil and gas production equipment fabrication operations. Hanover is a Delaware corporation originally formed on October 17, 1990. In December 1999, the Company adopted a holding company structure and merged into the new holding company that assumed the name of Hanover Compressor Company. The charter and by-laws of the new holding company are substantially the same as the old Company.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company believes that the credit risk in temporary cash investments that the Company has with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States, Canada and South America. The Company reviews the financial condition of customers prior to extending credit and generally does not obtain collateral for receivables. Payment terms are on a short-term basis and in accordance with industry standards. Trade accounts receivable are recorded net of estimated doubtful accounts of $1,730,000 and $1,212,000 at December 31, 1999 and 1998, respectively. The Company considers this credit risk to be limited due to these companies financial resources.

Inventory

  Inventory consists of parts used for fabrication or maintenance of natural gas compression units and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method.

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

  Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated and the gain or loss is recognized. Depreciation expense was $34,696,000, $35,768,000 and $27,789,000 in 1999,
1998 and 1997, respectively.

  Assets under construction of $18,937,000 and $6,984,000 are included in compression equipment at December 31, 1999 and 1998, respectively. Interest is capitalized in connection with the compression equipment and facilities that are constructed for the Company's use in its rental operations. The capitalized interest is recorded as part of the assets to which it relates and is amortized over the asset's estimated useful life. In 1999, $1,533,000 of interest cost was capitalized. No interest was capitalized for 1998 and 1997.

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

Intangible and Other Assets

  Investments in affiliated corporations in which the Company does not have a controlling interest are accounted for using the equity method. The excess of cost over net assets of acquired businesses is recorded as

                           HANOVER COMPRESSOR COMPANY

                        December 31, 1999, 1998 and 1997

goodwill and amortized on a straight-line basis over 15 years commencing on the dates of the respective acquisitions. Accumulated amortization was $3,822,000 and $1,810,000 at December 31, 1999 and 1998, respectively.

  Included in intangible and other assets are debt issuance costs, net of accumulated amortization, totaling $1,099,000 and $1,186,000 at December 31, 1999 and 1998, respectively. Such costs are amortized over the period of the respective debt agreements.

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

Foreign Currency Translation

  The financial statements of subsidiaries outside the U.S., except those located in highly inflationary economies, are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries located in highly inflationary economies, translation gains and losses are included in net income. The resulting translation adjustment for the year ended December 31, 1997 was not significant.

Earnings Per Common Share

  Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.

  Included in diluted shares are common stock equivalents relating to options of 1,648,000, 1,230,000 and 1,153,000 in 1999, 1998 and 1997, respectively, and warrants of 356,000, 393,000 and 569,000 in 1999, 1998 and 1997, respectively.
The common stock equivalents excluded from the computation of diluted earnings per share as the effect would be anti-dilutive were approximately 106,000 and 146,000 in 1999 and 1998. No common stock equivalents were anti-dilutive in 1997.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


Comprehensive Income

  Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. Accumulated other comprehensive income consists of the foreign currency translation adjustment.

Financial Instruments

  The Company utilizes off-balance sheet derivative financial instruments with the principal objective being to minimize the risks and/or costs associated with financial and global operating activities by managing its exposure to interest rate fluctuation on a portion of its variable rate debt and leasing obligations. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company designates and assigns the financial instruments as hedges of specific assets, liabilities or anticipated transactions. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. The carrying amounts reported in the balance sheet for all financial instruments approximate fair value. See Notes 7 and 8.

Reclassifications

  Certain amounts in the prior years' financial statements have been reclassified to conform to the 1999 financial statement classification. These reclassifications have no impact on net income.

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

Year Ended December 31, 1999

  In July 1999, the Company purchased preferred stock and a purchase option for the common stock of CDI Holdings, Inc. and its subsidiary Compressor Dynamics, Inc. ("CDI"). In August 1999, the Company exercised its option to purchase CDI. The total cost for CDI was approximately $18,525,000 in cash.

  In August 1999, the Company purchased the stock of Victoria Compression Services, Inc., Contract Engineering and Operating, Inc. and Unit Partners, Inc. ("CEO") for approximately $16,786,000 in cash, 91,850 shares of the Company's treasury stock valued at $3,300,000 and notes payable of approximately $452,000.

Year Ended December 31, 1998

  In June 1998, the Company purchased the stock of Arkoma Compression Services, Inc. for approximately $17,245,000 in cash. In October 1998, the Company purchased the stock of Eureka Energy Systems, Inc. for approximately $25,335,000 in cash.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


  The pro forma information set forth below assumes acquisitions in 1999 and 1998 are accounted for had the purchases occurred at the beginning of 1998. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                   Years Ended December 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
                                                   (unaudited)    (unaudited)
      Revenue.....................................  $    323,002   $    308,870
      Net income..................................        40,412         31,391
      Earnings per common share--basic............          1.42           1.10
      Earnings per common share--diluted..........  $       1.32   $       1.04

Year Ended December 31, 1997

  In September 1997, Hanover purchased Wagner Equipment, Inc. and Gas Tech Compression Services, Inc. for approximately $6,287,000 in cash. Results of operations for 1997 were not materially impacted by the transaction.

3. Inventory

  Inventory consisted of the following amounts (in thousands):

                                                                  December 31,
                                                                ----------------
                                                                  1999    1998
                                                                -------- -------
      Parts and supplies....................................... $ 44,058 $32,808
      Work in progress.........................................   18,677  19,962
      Finished goods...........................................    3,827  10,274
                                                                -------- -------
                                                                $ 66,562 $63,044
                                                                ======== =======

4. Compressor and Production Equipment Fabrication Contracts

  Costs, estimated earnings and billings on uncompleted contracts are as follows (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
      Costs incurred on uncompleted contracts................. $11,041  $18,605
      Estimated earnings......................................   2,150    3,488
                                                               -------  -------
                                                                13,191   22,093
      Less--billings to date..................................  (9,307) (14,916)
                                                               -------  -------
                                                               $ 3,884  $ 7,177
                                                               =======  =======

  Presented in the accompanying financial statements as follows (in thousands):

                                                              December 31,
                                                             ---------------
                                                              1999     1998
                                                             -------  ------
      Costs and estimated earnings in excess of billings on
       uncompleted contracts................................ $ 4,782  $7,871
      Billings on uncompleted contracts in excess of costs
       and estimated earnings...............................    (898)   (694)
                                                             -------  ------
                                                             $ 3,884  $7,177
                                                             =======  ======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


5. Intangible and Other Assets

  Intangible and other assets consisted of the following (in thousands)

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
      Goodwill.............................................. $ 33,613  $26,686
      Investments in unconsolidated subsidiaries............   18,892   24,104
      Deferred debt issuance and other transaction costs....   10,317    4,957
      Notes receivable......................................    9,214    3,799
      Other.................................................    1,862    3,237
                                                             --------  -------
                                                               73,898   62,783
      Accumulated amortization..............................   (7,385)  (5,747)
                                                             --------  -------
                                                             $ 66,513  $57,036
                                                             ========  =======

  Amortization of goodwill and other intangible assets totaled $2,641,000, $1,386,000 and $650,000 in 1999, 1998 and 1997, respectively.

  At December 31, 1999 and 1998, the Company's investments in unconsolidated subsidiaries included a 35% interest in Collicutt Mechanical Services, Ltd.; a 35% interest in the Consortium Cosacol/Hanover (the "Consortium"); and a non-controlling 60% interest in the Hanover/Enron Joint Venture. In September 1999, the Company acquired a 20% interest in Meter Acquisition Company LP, LLLP for approximately $2,200,000 and a non-controlling 52.5% interest in Hanover Measurement Services Company, LP for approximately $2,700,000. The Company had a 33% interest in a joint venture with Wartsila Diesel International Ltd., OY that was dissolved in 1998. There were no distributions or dividends received during the year ended December 31, 1998. Equity in income of joint ventures was $1,188,000 and $1,369,000 for 1999 and 1998, respectively and a loss of $206,000 for 1997 and is included in other revenues.

  In December 1998, the Company restructured its relationship in the Consortium. The Company purchased all of the capitalized construction from the Consortium for 150,000 shares of Hanover common stock valued at $3,300,000. The capitalized construction was transferred to property, plant and equipment in 1999. In addition, the Company acquired a 10% interest in Cosacol for $2,000,000 in cash.

  In December 1998, the Company advanced $8,000,000 to Transportadora de Gas del Sur S.A. ("TGS"), an Argentina company for a 25% interest in a joint venture. In 1999, the Company withdrew from the joint venture and the $8,000,000 was repaid.

  In November 1997, Hanover acquired 35% of the common stock of Collicutt Mechanical Services, Ltd. for approximately $5,608,000 in cash. The investment is accounted for using the equity method of accounting. The excess of the Company's investment over the underlying net equity of $703,000 is being amortized on a straight-line basis over ten years and is included in other assets at December 31, 1999 and 1998.

  The notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business. The notes vary in length, are non-interest bearing or bear interest at rates ranging from prime to 15% and are collateralized by equipment.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


6. Accrued Liabilities

  Accrued liabilities are comprised of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
      Accrued salaries and wages............................... $   224 $ 1,055
      Accrued bonuses..........................................   1,669   1,539
      Accrued income and other taxes...........................   8,033   6,105
      Accrued leasing expense..................................   3,496   2,336
      Accrued other............................................   8,643   6,564
                                                                ------- -------
                                                                $22,065 $17,599
                                                                ======= =======

7. Long-Term Debt

  Long-term debt consisted of the following (in thousands):

                                                             December 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
      Revolving credit facility........................... $ 62,100  $126,500
      Subordinated promissory notes, net of unamortized
       discount of $289 and $855..........................   15,364    22,648
      Real estate mortgage, interest at 7.5%,
       collateralized by certain land and buildings,
       payable through 2002...............................    4,250     4,583
      Other, interest at various rates, collateralized by
       equipment and other assets, net of unamortized
       discount...........................................    3,934     3,656
                                                           --------  --------
                                                             85,648   157,387
      Less--current maturities............................  (15,967)     (444)
                                                           --------  --------
                                                           $ 69,681  $156,943
                                                           ========  ========

  The Company's primary credit agreement provides for a $200,000,000 revolving credit facility that matures on December 17, 2002. Advances bear interest at the bank's prime or a negotiated rate (7.7% and 6.9% at December 31, 1999 and 1998, respectively). A commitment fee of 0.35% per annum on the average available commitment is payable quarterly.

  The credit agreement contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. The credit agreement also limits the payment of cash dividends on the Company's common stock to 25% of net income for the respective period.

  The subordinated promissory notes mature on December 31, 2000 and bear interest at 7%, payable semi-annually.

  Maturities of long-term debt at December 31, 1999 are (in thousands): 2000-- $15,967; 2001--$722; 2002--$66,093; 2003--$380; 2004--$328 and $2,158
thereafter.

  In January 1998 and in connection with the revolving credit facility, the Company entered into a two-year interest rate swap transaction to manage interest rate exposure with a notional amount of $75,000,000 and a strike rate of 5.43%. The differential paid or received on the swap transaction was recognized as an adjustment to interest expense. This swap transaction was cancelled in July 1998.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


8. Leasing Transactions

  In June 1999 and in July 1998, the Company completed two individual $200,000,000 sale and lease back transactions of certain compression equipment. The transactions are recorded as a sale and lease back of the equipment and are recorded as operating leases. Under both agreements, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment at fair market value. The Company has substantial residual value guarantees under the agreements (approximately $333,000,000 for both transactions) that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of the Company's purchase options. The equipment sold in the June 1999 transaction had a book value of approximately $162,014,000 and resulted in a gain of approximately $37,986,000. The equipment sold in the July 1998 transaction had a book value of $158,007,000 and resulted in a gain of approximately $41,993,000. Both gains are deferred until the end of the respective lease terms. Should the Company not exercise its purchase options under the agreements, the deferred gains will be recognized to the extent they exceed any required payments under the residual value guarantees and any other requirements under the agreements. The Company incurred transaction costs of approximately $1,799,000 and $1,423,000 for the 1999 and 1998 transactions, respectively. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

  Both lease agreements call for variable quarterly rental payments that vary with the London Interbank Borrowing Rate. The following provides future minimum lease payments under the leasing arrangement exclusive of any guarantee payments (in thousands): 2000--$30,300; 2001--$30,700; 2002--
$30,700; 2003--23,300; 2004--$7,900.

  In July 1998 and in connection with the 1998 leasing transaction, the Company entered into two-year swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance. The fair market value of these interest rate swaps at December 31, 1999 is approximately $2,900,000 based on market quotes.

9. Income Taxes

  The components of income before income taxes were as follows (in thousands):

                                                        Year ended December 31,
                                                        ------------------------
                                                          1999    1998    1997
                                                        -------- ------- -------
      Domestic......................................... $ 47,741 $39,160 $23,596
      Foreign..........................................   15,845  10,476   5,821
                                                        -------- ------- -------
                                                        $ 63,586 $49,636 $29,417
                                                        ======== ======= =======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


  The provision for income taxes consisted of the following (in thousands):

                                                        Year ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
      Current tax expense:
        Federal........................................ $ 6,958 $ 3,421 $ 3,308
        State..........................................   1,412   1,741   1,281
        Foreign........................................   3,379   1,739     492
                                                        ------- ------- -------
          Total current................................  11,749   6,901   5,081
                                                        ------- ------- -------
      Deferred tax expense:
        Federal........................................  10,670  10,312   4,543
        State..........................................     151      85     (23)
        Foreign........................................     575   1,961   1,713
                                                        ------- ------- -------
          Total deferred...............................  11,396  12,358   6,233
                                                        ------- ------- -------
      Total provision.................................. $23,145 $19,259 $11,314
                                                        ======= ======= =======

  The income tax expense for 1999, 1998 and 1997 resulted in effective tax rates of 36.4%, 38.8% and 38.5%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                     Year ended December 31,
                                                     ------------------------
                                                      1999     1998    1997
                                                     -------  ------- -------
      Federal income tax at statutory rates......... $22,255  $17,373 $10,296
      State income taxes, net of federal income tax
       benefit......................................   1,016    1,187     817
      Foreign income taxes..........................     211       33     226
      Other, net....................................    (337)     666     (25)
                                                     -------  ------- -------
                                                     $23,145  $19,259 $11,314
                                                     =======  ======= =======

  Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                              December 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
      Deferred tax assets:
        Net operating losses.............................. $   7,490  $  3,345
        Alternative minimum tax carryforward..............    19,005    13,276
        Other.............................................     1,572     3,683
                                                           ---------  --------
      Gross deferred tax assets...........................    28,067    20,304
                                                           ---------  --------
      Deferred tax liabilities:
        Property, plant and equipment.....................   (82,764)  (58,249)
        Other.............................................   (11,610)   (8,339)
                                                           ---------  --------
      Gross deferred tax liabilities......................   (94,374)  (66,588)
                                                           ---------  --------
                                                           $(66,307)  $(46,284)
                                                           =========  ========

  The Company has net operating loss carryforwards at December 31, 1999 of $21,400,000 expiring in 2006 to 2018. In addition, the Company has an alternative minimum tax credit carryforward of $19,005,000 that does not expire.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997

  In 1999, the company recorded approximately $8,627,000 additional deferred income tax liability resulting from the CDI and CEO acquisitions. See Note 2 for a description of the transactions.

  The Company has not recorded a deferred income tax liability for additional income taxes that would result from the distribution of earnings of its foreign subsidiaries if they were actually repatriated. The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries.

10. Mandatorily Redeemable Convertible Preferred Securities

  In December 1999, the Company issued $86,250,000 of unsecured 7.25% Manditorily Redeemable Convertible Preferred Securities (the "Convertible Preferred Securities") through Hanover Compressor Capital Trust, a Delaware business trust and subsidiary of the Company. The Convertible Preferred Securities have a liquidation amount of $50 per unit. The Convertible Preferred Securities mature in 30 years but the Company may redeem the Convertible Preferred Securities partially or in total any time on or after December 20, 2002. The Convertible Preferred Securities also provide for annual cash distributions at the rate of 7.25%, payable quarterly in arrears, however, payments may be deferred up 20 quarters subject to certain restrictions. During 1999, the Company accrued financing costs of approximately $288,000 related to Convertible Preferred Securities. Each Convertible Preferred Security is convertible into 1.3986 shares of Hanover common stock, subject to adjustment for certain events. The Company incurred transaction costs of approximately $3,310,000 which are included in other assets and will be amortized over the term of the Convertible Preferred Securities.

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

  In addition and in connection with the Company's initial public offering, the Company issued 264,785 shares of common stock to employees at the Offering price of $19.50 in exchange for employee notes receivable.

Other

  As of December 31, 1999, warrants to purchase approximately 344,000 shares of common stock at $.01 per share were outstanding. The warrants expire in August 2005.

  During 1998, the Company initiated a stock buyback program authorized to repurchase up to 450,000 of the Company's outstanding shares to assist with future business acquisitions and for general corporate purposes. In 1998, the Company repurchased 294,200 shares at an average price of $20.22.

  In February 1997, Hanover issued 5,152 shares of common stock for cash to a trust for the benefit of a member of the Company's outside legal counsel.

  See Notes 1, 2, 5 and 12 for a description of other common stock transactions.

12. Stock Options

  The Company has employee stock option plans that provide for the granting of options to purchase common shares. The options are generally issued at fair market value on the date of grant and are exercisable over a ten-

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997

year period. Vesting of stock options issued prior to June 1997 was accelerated as a result of completion of the initial public offering. Accordingly, during 1997 the Company recognized a charge of $269,000 related to unamortized compensation expense on options issued at less than fair market value on the date of grant. No compensation expense was recorded in 1999 and 1998.

  Of the options granted in 1999 and 1998, 350,000 vest 100% on July 1, 2001 and 160,000 vested immediately. The remaining options granted to employees vest over the following schedule, which may accelerate upon a change in the Company's controlling ownership.

      Year 1...............................................................  10%
      Year 2...............................................................  30%
      Year 3...............................................................  60%
      Year 4............................................................... 100%

  The following is a summary of stock option activity for the years ended December 31, 1999, 1998 and 1997:

                                                                Weighted Average
                                                      Shares    Price Per Share
                                                     ---------  ----------------
      Options outstanding, December 31, 1996........ 2,400,174       $ 5.11
        Options granted............................. 1,015,323        19.50
        Options canceled............................    (1,138)       10.55
        Options exercised...........................
                                                     ---------
      Options outstanding, December 31, 1997........ 3,414,359         9.39
                                                     ---------
        Options granted............................. 1,047,683        20.26
        Options canceled............................   (42,004)       21.22
        Options exercised...........................   (24,823)        4.80
                                                     ---------
      Options outstanding, December 31, 1998........ 4,395,215        11.90
                                                     ---------
        Options granted.............................   136,078        27.58
        Options canceled............................   (34,115)       19.43
        Options exercised...........................   (98,676)        5.51
                                                     ---------
      Options outstanding, December 31, 1999........ 4,398,502        12.47
                                                     ---------

Options Outstanding December 31, 1999

  The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

                                                                  Options
                                  Options Outstanding           Exercisable
                            -------------------------------- ------------------
                                        Weighted    Weighted           Weighted
                                         Average    Average            Average
                                        Remaining   Exercise           Exercise
 Range of Exercise Prices    Shares   Life in Years  Price    Shares    Price
 ------------------------   --------- ------------- -------- --------- --------
$0.01--$4.59............... 1,660,903      3.5       $ 4.45  1,660,903  $ 4.45
$4.60--$6.96...............   421,421      4.0         5.33    421,421    5.33
$6.97--$10.13..............   128,343      5.8         9.54    128,343    9.54
$10.14--$13.92.............    69,940      6.7        11.87     69,940   11.87
$19.50--$25.00............. 2,002,229      8.2        20.36    504,297   19.64
$25.01--$29.00.............   115,666      9.9        29.00          0    0.00
                            ---------                        ---------
                            4,398,502                        2,784,904
                            =========                        =========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


  The weighted average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $12.19, $8.31 and $8.58, per option during 1999, 1998 and 1997, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
      Expected life.................................. 6 years  6 years  6 years
      Interest rate..................................     6.0%     4.8%     6.7%
      Volatility.....................................   29.36%    32.6%      30%
      Dividend yield.................................       0%       0%       0%

  Stock-based compensation costs computed in accordance with FAS 123, would have reduced net income by $2,194,000, $825,000 and $842,000 in 1999, 1998 and
1997, respectively. The pro forma impact on net income would have reduced basic and diluted earnings per share by $.07 in 1999 and $.03 per share in 1998 and 1997. The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

13. Benefit Plans

  The Company's 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. The Company made matching contributions of $399,000 and $273,000 during the years ended December 31, 1999 and 1998, respectively. The Company did not make a matching contribution for the year ended December 31, 1997.

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

  In connection with stock offerings to management, the Company has received notes from employees for shares purchased. The total amounts owed to the Company at December 31, 1999 and 1998 are $3,387,000 and $10,146,000,
respectively. Total interest accrued on the loans is $203,000 and $548,000 as of December 31, 1999 and 1998, respectively.

  The Company had a credit agreement with Joint Energy Developments Investments Limited Partnership ("JEDI"), a common stockholder, that was repaid in 1997. Interest expense in 1997 was $1,388,000. The Company also leases compressors to affiliates of Enron Capital and Trade Resources Corp., an affiliate of JEDI. Rentals of $8,776,000, $6,801,000 and $1,034,000 were paid by affiliates of Enron in 1999, 1998 and 1997, respectively. In addition, compression fabrication of $6,320,000 was paid by affiliates of Enron in 1999. An affiliate of Enron also owns interests in Meter Acquisition Company LP, LLLP and Hanover Measurement Services Company, L.P.

  The Company leases compressors to other companies owned or controlled by or affiliated with related parties. Rental revenues billed to these related parties totaled $902,000, $859,000 and $1,035,000 during 1999, 1998 and 1997, respectively.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


  See Note 5 for related party investments and Note 11 for a description of common stock transactions with related parties.

15. Commitments and Contingencies

  Rent expense excluding lease payments for the leasing transactions described in Note 8 for 1999, 1998 and 1997 was approximately $1,320,000, $455,000 and
$376,000, respectively. Commitments for future minimum rental payments exclusive of those disclosed in Note 8 are not significant at December 31, 1999.

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

16. Subsequent Event

  In March 2000, the Company completed a sale and lease back of certain compression equipment. The lease back of the equipment will be recorded as an operating lease. Under the agreement, the Company received $100 million proceeds from the sale of the compression equipment at closing and may sell an additional $100 million of equipment to the Trust during the next twelve months. The equipment sold will be leased back by the Company for a five-year period and will continue to be deployed by the Company under its normal operating procedures. Hanover has the option to repurchase the equipment from the Trust at any time and has substantial residual value guarantees.

17. Industry Segments and Geographic Information

  The Company manages its business segments primarily on the type of product or service provided. The Company has four principal industry segments:
Rentals--Domestic, Rentals--International, Compressor Fabrication and Production Equipment Fabrication. The Rentals Segments provides natural gas compression rental and maintenance services to meet specific customer requirements. The Compressor Fabrication Segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas.

  The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on company-obligated mandatorily redeemable preferred securities and income taxes. Amounts defined as "Other" include sales of property, plant and equipment, results of other insignificant operations, corporate related items primarily related to cash management activities and parts and service operations which are not separately managed. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost and are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly. Capital expenditures include fixed asset purchases.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


  No single customer accounts for 10% or more of the Company's revenues for all periods presented. One vendor accounted for approximately $32,900,000 of the Company's purchases in 1998.

  The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 1999, 1998 and 1997.

Industry Segments

                                                            Production
                         Domestic International Compressor   Equipment
                         Rentals     Rentals    Fabrication Fabrication  Other  Eliminations Consolidated
                         -------- ------------- ----------- ----------- ------- ------------ ------------
                                                    (in thousands of dollars)
1999:
  Revenues from external
   customers............ $136,430    $56,225      $52,531     $28,037   $43,805                $317,028
  Intersegment sales....               1,200       75,139       4,821    38,656  $(119,816)          --
                         --------    -------      -------     -------   -------  ---------     --------
  Total revenues........  136,430     57,425      127,670      32,858    82,461   (119,816)     317,028
  Gross profit..........   90,246     37,460        8,868       7,204    22,081                 165,859
  Identifiable assets...  529,667    149,968       47,608      23,511     5,756                 756,510
  Capital expenditures..  180,593     99,535        1,469       1,343                           282,940
  Depreciation and
   amortization.........   24,448     11,158          702       1,029                            37,337
1998:
  Revenues from external
   customers............ $107,420    $40,189      $67,453     $37,466   $29,429                $281,957
  Intersegment sales....               1,200       54,369       2,902    10,735  $ (69,206)          --
                         --------    -------      -------     -------   -------  ---------     --------
  Total revenues........  107,420     41,389      121,822      40,368    40,164    (69,206)     281,957
  Gross profit..........   70,850     27,374        9,309      11,685    12,087                 131,305
  Identifiable assets...  422,026    129,628       33,578      17,855    11,503                 614,590
  Capital expenditures..  111,289     54,830        2,524         855                           169,498
  Depreciation and
   amortization.........   28,383      7,128          701         942                            37,154
1997:
  Revenues from external
   customers............ $ 78,656    $22,029      $49,764     $37,052   $11,297                $198,798
  Intersegment sales....               1,200       48,072         462     7,775  $ (57,509)          --
                         --------    -------      -------     -------   -------  ---------     --------
  Total revenues........   78,656     23,229       97,836      37,514    19,072    (57,509)     198,798
  Gross profit..........   51,149     14,423        8,180      10,677     4,937                  89,366
  Identifiable assets...  360,362     98,421       30,088      13,020     4,561                 506,452
  Capital expenditures..  109,540     36,545          993       3,917                           150,995
  Depreciation and
   amortization.........   23,261      3,912          554         712                            28,439

                           HANOVER COMPRESSOR COMPANY

                        December 31, 1999, 1998 and 1997


Geographic Data

                                              United
                                              States  International Consolidated
                                             -------- ------------- ------------
                                                  (in thousands of dollars)
1999:
  Revenues from external customers.......... $256,890   $ 60,138      $317,028
  Identifiable assets....................... $603,368   $153,142      $756,510
1998:
  Revenues from external customers.......... $230,605   $ 51,352      $281,957
  Identifiable assets....................... $484,269   $130,321      $614,590
1997:
  Revenues from external customers.......... $176,045   $ 22,753      $198,798
  Identifiable assets....................... $406,602   $ 99,850      $506,452

                           HANOVER COMPRESSOR COMPANY

                 Selected Quarterly Financial Data (unaudited)

  The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                                  1st     2nd     3rd     4th
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
                                                (in thousands, except per share
                                                           amounts)
1999
  Revenue...................................... $64,444 $73,799 $84,462 $94,323
  Gross profit.................................  36,947  38,681  43,373  46,858
  Net income...................................   8,639   8,482  10,388  12,932
  Earnings per common and common equivalent
   share:
    Basic...................................... $  0.30 $  0.30 $  0.36 $  0.45
    Diluted.................................... $  0.29 $  0.28 $  0.34 $  0.42
1998
  Revenue...................................... $61,449 $68,933 $71,796 $79,779
  Gross profit.................................  28,411  31,963  34,841  36,090
  Net income...................................   6,251   6,972   8,048   9,106
  Earnings per common and common equivalent
   share:
    Basic...................................... $  0.22 $  0.24 $  0.28 $  0.32
    Diluted.................................... $  0.21 $  0.23 $  0.27 $  0.30