Form 10-Q
period 2000-03-31
HANOVER COMPRESSION INC
filed 2000-05-15
CIK 909413

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Yes  X
No


As of May 8, 2000 there were 28,878,516 shares of the Company's common stock, $0.001 par value, outstanding.

                          HANOVER COMPRESSOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
       (IN THOUSANDS OF DOLLARS, EXCEPT FOR PAR VALUE AND SHARE AMOUNTS)

                                                                                        March 31,              December 31,
                                                                                          2000                    1999
                                                                                        -------                 -------
                                               ASSETS
 Current assets:
      Cash and cash equivalents                                                     $    16,946               $     5,756
      Accounts receivable trade, net                                                     90,066                    93,715
      Inventory                                                                          78,208                    66,562
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                         11,270                     4,782
      Prepaid taxes                                                                      17,789                    16,430
      Other current assets                                                                6,822                     5,287
                                                                                    -----------               -----------
        Total current assets                                                            221,101                   192,532

 Property, plant and equipment:
      Compression equipment and facilities                                              493,339                   520,403
      Land and buildings                                                                 19,836                    19,000
      Transportation and shop equipment                                                  29,094                    27,616
      Other                                                                              10,394                    10,029
                                                                                    -----------               -----------
                                                                                        552,663                   577,048
      Accumulated depreciation                                                          (83,126)                  (79,583)
                                                                                    -----------               -----------
        Net property, plant and equipment                                               469,537                   497,465
                                                                                    -----------               -----------
 Intangible and other assets                                                             81,585                    66,513
                                                                                    -----------               -----------
                                                                                    $   772,223               $   756,510
                                                                                    ===========              ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Current maturities of long-term debt                                          $    16,081               $    15,967
      Accounts payable, trade                                                            32,616                    32,308
      Accrued liabilities                                                                19,042                    22,065
      Advance billings                                                                   13,588                    13,328
      Billings on uncompleted contracts in excess of
        costs and estimated earnings                                                        830                       898
                                                                                    -----------               -----------
        Total current liabilities                                                        82,157                    84,566

 Long-term debt                                                                          37,409                    69,681
 Other liabilities                                                                      112,063                    80,549
 Deferred income taxes                                                                   70,360                    66,307
                                                                                    -----------               -----------
        Total liabilities                                                               301,989                   301,103
                                                                                    -----------               -----------
Mandatorily redeemable convertible preferred securities                                  86,250                    86,250
Commitments and contingencies

 Common stockholders' equity:
      Common stock, $.001 par value; 100 million shares authorized;
         28,878,516 and 28,752,937 shares issued and
         outstanding, respectively                                                           29                        29
      Additional paid-in capital                                                        275,156                   272,973
      Notes receivable - employee stockholders                                           (2,193)                   (3,387)
      Accumulated other comprehensive income (loss)                                        (467)                     (311)
      Retained earnings                                                                 112,604                   101,439
      Treasury stock - 60,441 and 83,697 common shares, respectively, at cost            (1,145)                   (1,586)
                                                                                    -----------               -----------
        Total common stockholders' equity                                               383,984                   369,157
                                                                                    -----------               -----------
                                                                                    $   772,223               $   756,510
                                                                                    ===========               ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                              Three months
                                                                             ended March 31,
                                                                      -----------------------------
                                                                        2000              1999
                                                                      ------             ------

 Revenues:
   Rentals                                                         $   56,104        $   42,434
   Parts and service                                                   10,134             4,631
   Compressor fabrication                                              14,185             7,241
   Production equipment fabrication                                     5,925             5,886
   Gain on sale of property, plant and equipment                        1,286             3,467
   Other                                                                2,077               785
                                                                   ----------        ----------
                                                                       89,711            64,444
                                                                   ----------        ----------
 Expenses:
   Rentals                                                             18,151            13,974
   Parts and service                                                    7,360             3,424
   Compressor fabrication                                              11,391             5,657
   Production equipment fabrication                                     4,483             4,442
   Selling, general and administrative                                  9,115             7,397
   Depreciation and amortization                                       10,359             9,213
   Leasing expense                                                      8,076             3,510
   Interest expense                                                     1,630             3,114
   Distributions on mandatorily redeemable                              1,591                 0
    convertible preferred securities                               ----------        ----------
                                                                       72,156            50,731
                                                                   ----------        ----------
Income before income taxes                                             17,555            13,713
Provision for income taxes                                              6,390             5,074
                                                                   ----------        ----------
Net income                                                             11,165             8,639
                                                                   ----------        ----------
Other comprehensive loss, net of tax:
   Foreign currency translation adjustment                               (156)             (309)
                                                                   ----------        ----------
Comprehensive income                                               $   11,009        $    8,330
                                                                   ==========        ==========
Net income available to common stockholders                        $   11,165        $    8,639
                                                                   ==========        ==========
 Weighted average common and common
      equivalent shares outstanding:
      Basic                                                            28,707            28,436
                                                                   ----------        ----------
      Diluted                                                          31,095            30,197
                                                                   ----------        ----------
  Earnings per common share:
      Basic                                                        $     0.39        $     0.30
                                                                   ----------        ----------
      Diluted                                                      $     0.36        $     0.29
                                                                   ----------        ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                    Three Months ended March 31,
                                                                                ------------------------------------
                                                                                      2000                     1999
                                                                                    -------                   -------
 Cash flows from operating activities:
      Net income                                                                $    11,165                $    8,639
      Adjustments:
        Depreciation and amortization                                                10,359                     9,213
        Amortization of debt issuance costs and debt discount                           160                       181
        Bad debt expense                                                                242                       154
        Gain on sale of property, plant and equipment                                (1,286)                   (3,467)
        Equity in income of nonconsolidated affiliates                               (1,022)                     (475)
        Deferred income taxes                                                         4,980                     3,218
        Changes in assets and liabilities:
          Accounts receivable                                                         3,407                    (7,982)
          Inventory                                                                 (11,646)                   (2,503)
          Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                     (6,556)                    1,762
          Accounts payable and other liabilities                                     (2,715)                     (536)
          Advance billings                                                              260                      (601)
          Other                                                                      (7,400)                     (885)
                                                                                -----------                ----------
 Net cash provided by (used in) operating activities                                    (52)                    6,718
                                                                                -----------                ----------
 Cash flows from investing activities:
      Capital expenditures                                                          (60,896)                  (62,905)
      Proceeds from sale of fixed assets                                            103,504                    16,294
                                                                                -----------                ----------
 Net cash provided by (used in) investing activities                                 42,608                   (46,611)
                                                                                -----------                ----------
 Cash flows from financing activities:
      Net repayment on revolving credit facility                                    (33,100)                   36,120
      Repayments of shareholder notes                                                 1,194                        34
      Proceeds from warrant conversions and stock option exercises                      697                        51
      Repayment of long-term debt                                                      (131)                     (105)
                                                                                -----------                ----------
 Net cash provided by (used in) financing activities                                (31,340)                   36,100
                                                                                -----------                ----------
 Effect of exchange rate changes on cash and equivalents                                (26)                      (16)
                                                                                -----------                ----------
 Net increase (decrease) in cash and cash equivalents                                11,190                    (3,809)
 Cash and cash equivalents at beginning of period                                     5,756                    11,503
                                                                                -----------                ----------

 Cash and cash equivalents at end of period                                     $    16,946                $    7,694
                                                                                ===========                ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          HANOVER COMPRESSOR COMPANY
              Notes to Condensed Consolidated Financial Statements

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Hanover Compressor Company (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These interim results are not necessarily indicative of results for a full year.

    EARNINGS PER COMMON SHARE

    Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Included in diluted shares are common stock equivalents relating to options of 2,045,000 and 1,390,000 and warrants of 344,000 and 370,000 for the three months ended March 31, 2000 and 1999, respectively. The mandatorily redeemable convertible preferred securities were excluded from diluted shares because they were antidilutive.

2.  INVENTORIES

    Inventory consisted of the following amounts (in thousands):

                               March 31,   December 31,
                                 2000          1999
                               --------    ------------
     Parts and supplies        $48,689        $44,058
     Work in progress           25,222         18,677
     Finished goods              4,297          3,827
                               -------        -------
                               $78,208        $66,562
                               =======        =======

3. SALES AND LEASE BACK OF EQUIPMENT

   In March 2000, the Company completed a $200 million sale and lease back of certain compression equipment. Under the agreement, the Company received $100 million proceeds from the sale of compression equipment at closing and may sell an additional $100 million of compression equipment during the next twelve
months.   The equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has the option to repurchase the equipment at fair market value. The lease provides for a substantial residual value guarantee (approximately $83 million) by the Company, which is due upon termination of the lease and which may be satisfied by a cash payment or the exercise of a purchase option by the Company. The equipment sold had a book value of approximately $68 million and the equipment sale resulted in a gain of approximately $32 million that is deferred until the end of the lease. If the Company does not exercise its purchase options under the agreement, the deferred gain will be recognized to the extent it exceeds required payments by the Company under the residual value guarantee and other requirements of the agreement.

   Previously, in June 1999 and in July 1998 the Company completed two separate $200 million sale and lease back transactions of certain compression equipment. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Borrowing Rate. The following future minimum lease payments are due under the leasing arrangements exclusive of any guarantee payments (in thousands): 2000 -- $28,700; 2001 -- $38,800; 2002 -- $39,400; 2003 -- $31,800;
2004 -- $16,100; 2005 -- $2,000.

   In July, 1998 and in connection with the 1998 leasing transaction, the Company entered into two-year swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance. The fair market value of these interest rate swaps is based on market quotes and is approximately $3.3 million at March 31, 2000.

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

    The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily redeemable convertible preferred securities and income taxes. Amounts defined as "Other" include sales of property, plant and equipment, results of other insignificant operations, corporate related items primarily related to cash management activities and parts and service operations which are not separately managed. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost and are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular industry segment, or which are allocated when used jointly.

     The following table presents sales and other financial information by industry segment for the three months ended March 31, 2000 and 1999 (in thousands).

                                                                         PRODUCTION
                              DOMESTIC   INTERNATIONAL    COMPRESSOR     EQUIPMENT
                               RENTALS      RENTALS       FABRICATION   FABRICATION    OTHER   ELIMINATIONS   CONSOLIDATED
                              --------   -------------    -----------   -----------    -----   ------------   ------------
March 31, 2000:
Revenues from external
 customers                    $ 38,208      $ 17,896        $14,185       $ 5,925      $13,497            -       $ 89,711
Intersegment sales                   -           300         25,753           620        5,492     $(32,165)             -
                              --------      --------        -------       -------      -------     --------       --------
  Total revenues                38,208        18,196         39,938         6,545       18,989      (32,165)        89,711

Gross Profit                    25,907        12,046          2,794         1,442        6,137            -         48,326

Identifiable assets            527,660       158,026         45,173        24,418       16,946            -        772,223

March 31,1999:
Revenues from  external
 customers                    $ 30,200      $ 12,234        $ 7,241       $ 5,886      $ 8,883            -       $ 64,444

Intersegment sales                   -           300         18,919           598        6,641     $(26,458)             -
                              --------      --------        -------       -------      -------     --------       --------
  Total revenues                30,200        12,534         26,160         6,484       15,524      (26,458)        64,444

Gross Profit                    20,477         7,983          1,584         1,444        5,459            -         36,947

6.  SUBSEQUENT EVENTS

     In May 2000, the Company signed an agreement to acquire Applied Process Solutions, Inc. (APSI), a supplier of natural gas and oil processing equipment, in an all-stock transaction. Under the terms of the agreement, the Company will acquire APSI in a stock transaction for approximately 1,150,000 shares of Hanover common stock and the transaction will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain matters discussed in this document are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition, (2) the introduction of competing technologies by other companies, (3) a prolonged substantial reduction in oil and gas prices which would cause a decline in the demand for the Company's compression and oil and gas production equipment, (4) new governmental safety, health and environmental regulations which could require significant capital expenditures by the Company; and (5) changes in economic or political conditions in the countries in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

  The Company is a market leader in full-service natural gas compression and a leading provider of contract natural gas handling service, fabrication and equipment. The Company provides this equipment on a rental, contract compression, maintenance and acquisition leaseback basis. Founded in 1990 and publicly held since 1997, the Company's customers include premier independent and major natural gas production, processing and transportation companies throughout the Western Hemisphere. As of March 31, 2000, the Company operated a fleet of 3,996 compression rental units with an aggregate capacity of approximately 1,507,000 horsepower.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

  The Company's total revenues increased by $25.3 million, or 39%, to $89.7 million during the three months ended March 31, 2000 from $64.4 million during the three months ended March 31, 1999. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as increases in both parts and service revenue and compressor fabrication revenue.

  Revenues from rentals increased by $13.7 million, or 32%, to $56.1 million during the three months ended March 31, 2000 from $42.4 million during the three months ended March 31, 1999. Domestic revenues from rentals increased by $8.0 million, or 27%, to $38.2 million during the three months ended March 31, 2000 from $30.2 million during the three months ended March 31, 1999. International rental revenues increased by $5.7 million, or 46%, to $17.9 million during the three months ended March 31, 2000 from $12.2 million during the three months ended March 31, 1999. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet. At March 31, 2000, the compressor rental fleet consisted of approximately 1,507,000 horsepower, a 32% increase over the 1,146,000 horsepower in the rental fleet at March 31, 1999. Domestic horsepower in the rental fleet increased by 26% to 1,223,000 horsepower at March 31, 2000 from approximately 970,000 horsepower at March 31, 1999. In addition, international horsepower increased by 61% to 284,000 horsepower at March 31, 2000 from approximately 176,000 horsepower at March 31, 1999.

   Revenue from parts and service increased by $5.5 million, or 119% to $10.1 million during the three months ended March 31, 2000 from $4.6 million during the three months ended March 31, 1999. Revenues from compressor fabrication increased by $7.0 million, or 96%, to $14.2 million during the three months ended March 31, 2000 from $7.2 million during the three months ended March 31, 1999. During the three months ended March 31, 2000, an aggregate of approximately 66,000 horsepower of compression equipment was fabricated compared to approximately 54,000 horsepower fabricated during the three months ended March 31, 1999. The increase in compressor fabrication revenue was due in part to an increase in horsepower for third party sales during the three months ended March 31, 2000. In addition, during the three months ended March 31, 1999 a customer supplied its engines for a project which are typically provided by the Company, which lowered revenues from third party sales without reducing the amount of horsepower fabricated during that quarter.

  Revenues from production equipment fabrication was $5.9 million during the three months ended March 31, 2000 and during the three months ended March 31, 1999.

  The Company recognized gains on sales of property, plant and equipment of $1.3 million during the three months ended March 31, 2000 compared to $3.5 million during the three months ended March 31, 1999. The Company sold approximately 7,200 horsepower during the three months ended March 31, 2000 compared to 17,000 horsepower during the three months ended March 31, 1999. During the three months ended March 31, 1999, a major international customer exercised its option to purchase equipment it previously rented.

EXPENSES

  Operating expenses of the rental segments increased by $4.2 million, or 30%, to $18.2 million during the three months ended March 31, 2000 from $14.0 million during the three months ended March 31, 1999. The increase resulted primarily from the corresponding 32% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 68% during the three months ended March 31, 2000 and 67% during the three months ended March 31, 1999. Operating expenses of parts and service increased by $3.9 million, or 115% to $7.4 million, which relates to the

119% increase in parts and service revenue. The gross profit margin from parts and service increased to 27% during the three months ended March 31, 2000 from 26% during the three months ended March 31, 1999. Operating expenses of compressor fabrication increased by $5.7 million, or 101%, to $11.4 million during the three months ended March 31, 2000 from $5.7 million during the three months ended March 31, 1999 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 20% during the three months ended March 31, 2000 and 22% during the three months ended March 31, 1999. The operating expenses attributable to production equipment fabrication increased by $0.1 million, or 1%, to $4.5 million during the three months ended March 31, 2000 from $4.4 million during the three months ended March 31, 1999. The gross profit margin attributable to production equipment fabrication was 24% during the three months ended March 31, 2000 and was 25% during the three months ended March 31, 1999.

  Selling, general and administrative expenses increased $1.7 million, or 23%, to $9.1 million during the three months ended March 31, 2000 from $7.4 million during the three months ended March 31, 1999. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's rentals, parts and service and compressor equipment fabrication business segments as described above.

  The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended March 31, 2000 increased 33% to $39.2 million from $29.6 million for the three months ended March 31, 1999 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

  Depreciation and amortization increased by $1.2 million to $10.4 million during the three months ended March 31, 2000 compared to $9.2 million during the three months ended March 31, 1999. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the Equipment Leases (As defined in "LIQUIDITY AND CAPITAL RESOURCES").

  The Company incurred leasing expense of $8.1 million during the three months ended March 31, 2000 compared to $3.5 million during the three months ended March 31, 1999 resulting from the Equipment Leases entered into in July, 1998, June, 1999 and March 2000.

  Interest expense decreased by $1.5 million to $1.6 million during the three months ended March 31, 2000 from $3.1 million for the three months ended March 31, 1999. The decrease in interest expense was due in part to utilization of proceeds from the Equipment Lease which was used to reduce indebtedness under the Bank Credit Agreement and the capitalization of interest expense on assets under construction.

    In December 1999, the Company issued $86.3 million of 7.25% Mandatorily Redeemable Convertible Preferred Securities through Hanover Compressor Capital Trust, a Delaware business trust and subsidiary of the Company, as a result, the Company incurred distributions on mandatorily redeemable convertible preferred securities of $1.6 million during the three months ended March 31, 2000.

INCOME TAXES

  The provision for income taxes increased by $1.3 million, or 26%, to $6.4 million during the three months ended March 31, 2000 from $5.1 million during the three months ended March 31, 1999. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the three months ended March 31, 2000 and 1999 were 36.4% and 37.0%, respectively. The decrease in average effective income tax rates is due to expected benefits from a foreign sales corporation established in 1999.

NET INCOME

  Net income increased $2.5 million, or 29%, to $11.2 million during the three months ended March 31, 2000 from $8.6 million during the three months ended March 31, 1999 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  In March 2000, the Company completed a $200 million, 5-year lease transaction (the "Equipment Lease") arranged by Chase Securities Inc. The transaction has been structured as a sale and lease back of compression equipment to Hanover Equipment Trust 2000A, a Delaware business trust (the "Trust"). Under the Equipment Lease, the compression equipment was sold to the Trust for $100 million and leased back by the Company for a 5-year period and the Company may sell an additional $100 million of equipment to the Trust during the next twelve months. The compression equipment will continue to be deployed by the Company under its normal operating procedures. Additionally, the Company has the option to repurchase the equipment from the Trust at any time. The lease provides for a residual value guarantee (approximately 83% of the total cost) by the Company, which is due upon termination of the lease and which may be satisfied by a cash payment or the exercise of a purchase option by the Company. The equipment sold had a book value of approximately $68 million and the equipment sale resulted in a gain of approximately $32 million, which is being deferred until the end of the lease.

     The Company's cash balance amounted to $16.9 million at March 31, 2000 compared to $5.8 million at December 31, 1999. Primary sources of cash during the three months ended March 31, 2000 were bank borrowings of $66.5 million and net proceeds of $100 million from the sale of compression equipment under the Equipment Lease. Principal uses of cash during the three months ended March 31, 2000 were capital expenditures of $60.9 million and $100 million repayment of long-term debt.

     Total current assets increased to $221.1 million at March 31, 2000 from $192.5 million at December 31, 1999, primarily as a result of increases in cash and inventories. Inventories increased by $11.6 million to $78.2 million at March 31, 2000. The increase in inventories reflects increases in parts and supplies, work in progress and finished goods as the level of activity in the Company's domestic and international rental and maintenance increased over 1999. Working capital at March 31, 2000 was also affected by a $2.4 million decrease
in total current liabilities.   Total current liabilities decreased to $82.2
million at March 31, 2000 from $84.6 million at December 31, 1999.

     The amounts invested in property, plant and equipment during 2000 was $60.9 million which resulted in the addition of approximately 49,000 horsepower to the rental fleet. At March 31, 2000, the rental fleet consisted of 1,223,000 horsepower domestically and 284,000 in the international rental fleet. Current plans are to spend in excess of $250 million during 2000, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity. As of March 31, 2000 the Company has approximately $171 million of credit capacity remaining on its $200 million Bank Credit Agreement (7.4% rate at March 31, 2000) in addition to the Equipment Lease. The Company feels it has adequate capital resources to fund its estimated level of capital expenditures for the year 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At March 31, 2000, the fair market value of these interest rate swaps is approximately $3.3 million. The Company does not use derivative financial instruments to mitigate foreign currency risk.

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

HANOVER COMPRESSOR COMPANY
Date:  May 12, 2000
By:

/s/ Michael J. McGhan
_______________________
Michael J. McGhan
President and Chief Executive Officer

Date:  May 12, 2000
By:


/s/ William S. Goldberg
_______________________
William S. Goldberg
Executive Vice President,
Chief Financial Officer
and Treasurer