Form 10-Q
period 2000-06-30
HANOVER COMPRESSOR COC
filed 2000-08-14
CIK 909413

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes  X
No


As of August 11, 2000 there were 62,864,191 shares of the Company's common stock, $0.001 par value, outstanding.

                                    PART I
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS





                          HANOVER COMPRESSOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
       (in thousands of dollars, except for par value and share amounts)

                                                                           June 30,         December 31,
                                                                            2000                1999
                                                                       ---------------    ---------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                            $        13,746    $         5,756
  Accounts receivable trade, net                                               127,993             93,715
  Inventory                                                                    101,252             66,562
  Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                  24,157              4,782
  Prepaid taxes                                                                 17,054             16,430
  Other current assets                                                          13,674              5,287
                                                                       ---------------    ---------------
      Total current assets                                                     297,876            192,532
                                                                       ---------------    ---------------
Property, plant and equipment:
  Compression equipment and facilities                                         545,885            520,403
  Land and buildings                                                            27,316             19,000
  Transportation and shop equipment                                             35,019             27,616
  Other                                                                         12,778             10,029
                                                                       ---------------    ---------------
                                                                               620,998            577,048
  Accumulated depreciation                                                     (96,672)           (79,583)
                                                                       ---------------    ---------------
      Net property, plant and equipment                                        524,326            497,465
                                                                       ---------------    ---------------

Intangible and other assets                                                    139,742             66,513
                                                                       ---------------    ---------------
                                                                       $       961,944    $       756,510
                                                                       ===============    ===============
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                 $        16,909    $        15,967
  Accounts payable, trade                                                       41,489             32,308
  Accrued liabilities                                                           21,373             22,065
  Advance billings                                                              13,891             13,328
  Billings on uncompleted contracts in excess of
      costs and estimated earnings                                               5,173                898
                                                                       ---------------    ---------------

      Total current liabilities                                                 98,835             84,566

Long-term debt                                                                  71,545             69,681
Other liabilities                                                              114,219             80,549
Deferred income taxes                                                           76,732             66,307
                                                                       ---------------    ---------------
      Total liabilities                                                        361,331            301,103
                                                                       ---------------    ---------------

Mandatorily redeemable convertible preferred securities                         86,250             86,250
Commitments and contingencies

Common stockholders' equity:
  Common stock, $.001 par value; 200 million shares authorized;
      62,773,539 and 57,505,874 shares issued and
      outstanding, respectively                                                     63                 57
  Additional paid-in capital                                                   391,974            272,945
  Notes receivable - employee stockholders                                      (1,949)            (3,387)
  Accumulated other comprehensive loss                                            (476)              (311)
  Retained earnings                                                            125,377            101,439
  Treasury stock - 66,144 and 167,394 common shares respectively,
      at cost                                                                     (626)            (1,586)
                                                                       ---------------    ---------------
      Total common stockholders' equity                                        514,363            369,157
                                                                       ---------------    ---------------
                                                                       $       961,944    $       756,510
                                                                       ===============    ===============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
              (in thousands of dollars, except per share amounts)


                                                                  Three months                  Six months
                                                                 ended June 30,                ended June 30,
                                                         --------------------------     -------------------------
                                                              2000          1999            2000          1999
                                                         ------------   -----------     -----------   -----------
Revenues:
   Rentals                                               $     57,797   $    45,273     $   113,901   $    87,707
   Parts and service                                           19,565         7,732          29,699        12,363
   Compressor fabrication                                      14,986        11,707          29,171        18,948
   Production and processing equipment fabrication             15,186         7,558          21,111        13,444
   Gain on sale of property, plant and equipment                3,412           269           4,698         3,736
   Other                                                        3,231         1,260           5,308         2,045
                                                         ------------   -----------     -----------   -----------
                                                              114,177        73,799         203,888       138,243
                                                         ------------   -----------     -----------   -----------
Expenses:
   Rentals                                                     20,690        15,252          38,841        29,226
   Parts and service                                           13,138         4,711          20,498         8,135
   Compressor fabrication                                      12,483         9,660          23,874        15,317
   Production and processing equipment fabrication             11,935         5,495          16,418         9,937
   Selling, general and administrative                         10,899         7,984          20,014        15,381
   Depreciation and amortization                               12,292        10,237          22,651        19,450
   Leasing expense                                             10,060         4,074          18,136         7,584
   Interest expense                                             1,005         2,923           2,635         6,037
   Distributions on mandatorily redeemable
     convertible preferred securities                           1,592             0           3,183             0
                                                         ------------   -----------     -----------   -----------
                                                               94,094        60,336         166,250       111,067
                                                         ------------   -----------     -----------   -----------
Income before income taxes                                     20,083        13,463          37,638        27,176
Provision for income taxes                                      7,310         4,981          13,700        10,055
                                                         ------------   -----------     -----------   -----------
Net income                                                     12,773         8,482          23,938        17,121
                                                         ------------   -----------     -----------   -----------

Other comprehensive loss, net of tax:
     Foreign currency translation adjustment                       (9)          (72)           (165)         (381)
                                                         ------------   -----------     -----------   -----------
Comprehensive income                                     $     12,764   $     8,410     $    23,773   $    16,740
                                                         ============   ===========     ===========   ===========

Net income available to common stockholders              $     12,773   $     8,482     $    23,938   $    17,121
                                                         ============   ===========     ===========   ===========

Weighted average common and common
  equivalent shares outstanding:
      Basic                                                    59,594        56,942          58,504        56,906
                                                         ------------   -----------     -----------   -----------
      Diluted                                                  64,396        60,886          63,689        60,640
                                                         ------------   -----------     -----------   -----------

Earnings per common share:
      Basic                                              $       0.21   $      0.15     $      0.41   $      0.30
                                                         ------------   -----------     -----------   -----------
      Diluted                                            $       0.20   $      0.14     $      0.38   $      0.28
                                                         ------------   -----------     -----------   -----------

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                           (in thousands of dollars)

                                                                                  Six Months
                                                                                ended June 30,
                                                                        ------------------------------
                                                                           2000               1999
                                                                        -----------        -----------
Cash flows from operating activities:
  Net income                                                            $    23,938        $    17,121
  Adjustments:
       Depreciation and amortization                                         22,651             19,450
       Amortization of debt issuance costs and debt discount                    320                357
       Bad debt expense                                                         495                326
       Gain on sale of ownership interests and property, plant
        and equipment                                                        (6,831)            (3,736)
       Equity in income of nonconsolidated affiliates                        (1,498)              (377)
       Deferred income taxes                                                  8,610              6,378
       Changes in assets and liabilities excluding the impact of
          business acquisitions:
              Accounts receivable                                           (12,524)            (7,819)
              Inventory                                                     (26,356)            (3,812)
              Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                     (10,731)              (291)
              Accounts payable and other liabilities                         (3,203)            (6,647)
              Other current assets                                           (5,196)              (181)
              Other                                                          (1,167)            (4,029)
                                                                        -----------        -----------
Net cash provided by (used in) operating activities                         (11,492)            16,740
                                                                        -----------        -----------
Cash flows from investing activities:
  Cash used for business acquisitions, net                                  (25,438)                 -
  Capital expenditures                                                     (129,864)          (117,825)
  Investment in nonconsolidated subsidiaries                                 (4,580)                 -
  Cash returned from unconsolidated subsidiaries                                  -              8,000
  Proceeds from sale of property, plant and equipment                       116,808            216,867
                                                                        -----------        -----------
Net cash provided by (used in) investing activities                         (43,074)           107,042
                                                                        -----------        -----------
Cash flows from financing activities:
  Net borrowings (repayment) on revolving credit facility                       900           (117,500)
  Repayments of shareholder notes                                             1,669                193
  Issuance of common stock, net                                              59,400                  -
  Proceeds from warrant conversions and stock option exercises                1,047                 80
  Repayment of long-term debt                                                  (393)              (234)
                                                                        -----------        -----------
Net cash provided by (used in)  financing activities                         62,623           (117,461)
                                                                        -----------        -----------

Effect of exchange rate changes on cash and equivalents                         (67)               (32)
                                                                        -----------        -----------
Net increase in cash and cash equivalents                                     7,990              6,289
Cash and cash equivalents at beginning of period                              5,756             11,503
                                                                        -----------        -----------
Cash and cash equivalents at end of period                              $    13,746        $    17,792
                                                                        ===========        ===========

Supplemental disclosure of cash flow information:
  Common stock issued in exchange for note
  receivable                                                            $                  $       752
  Property and ownership interests sold in exchange for
    note receivable                                                     $     2,783        $     2,427

Acquisitions of businesses:
  Property, plant and equipment acquired                                $     8,274        $
  Other noncash assets acquired                                         $    98,024        $
  Liabilities assumed                                                   $   (21,270)       $
  Deferred taxes                                                        $    (1,815)       $
  Common and treasury stock issued                                      $   (57,775)       $

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

     In December 1999, the Company issued $86,250,000 of unsecured 7.25% Mandatorily Redeemable Convertible Preferred Securities (the "Preferred Securities") through Hanover Compressor Capital Trust, a wholly owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the Preferred Securities.

    STOCK SPLIT

    In June 2000, the Company completed a 2 for 1 stock split effected in the form of a 100% stock dividend. All common stock, additional paid-in capital and earnings per common share information has been restated for all periods presented to reflect this stock split.

    STOCK OFFERING

    In May 2000, the Company completed a private placement of 2 million newly issued shares of restricted common stock to an institutional investor.

    EARNINGS PER COMMON SHARE

    Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Included in diluted shares are common stock equivalents relating to options of 4,635,000 and 3,000,000 and warrants of 551,000 and 734,000 for the six months ended June 30, 2000 and 1999, respectively. The mandatorily redeemable convertible preferred securities were excluded from diluted shares because they were antidilutive.


2.  BUSINESS COMBINATIONS

    In June 2000, the Company purchased the stock of Applied Processing Solutions, Inc. for approximately 2,300,000 restricted shares of Hanover Common stock. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $47 million in goodwill.

    The pro forma information set forth below assumes that the acquisitions completed in 2000 and 1999 are accounted for as if the purchases had occurred at the beginning of 1999. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                        Six Months Ended June 30,
                                        -------------------------
                                           2000          1999
                                        -----------   -----------
                                        (unaudited)   (unaudited)

Revenue                                   $242,855       $173,391
Net income                                  25,103         17,587
Earnings per common share - basic             0.42           0.30
Earnings per common share - diluted       $   0.38       $   0.28

3.  INVENTORIES

    Inventory consisted of the following amounts (in thousands):

                              June 30,     December 31,
                                2000           1999
                              --------        -------

     Parts and supplies       $ 66,709        $44,058
     Work in progress           29,237         18,677
     Finished goods              5,306          3,827
                              --------        -------
                              $101,252        $66,562
                              ========        =======

4.  GAINS ON SALES OF ASSETS AND OWNERSHIP INTERESTS IN SUBSIDIARIES

    In June 2000, the Company sold a 25 percent undivided ownership interest in a power generation plant owned by the Company to a third party for $5 million. The transaction resulted in a gain on sale of approximately $1.3 million which was recorded in Gain on Sale of Assets in the condensed consolidated statement of income and comprehensive income. Also in June 2000, the Company sold 50% of the common stock of its wholly owned Venezuelan subsidiary, Servicompressores, to a third party for approximately $3.1 million. The sale price was paid $350,000 in cash and approximately $2.8 million in a note receivable from the purchaser. The resulting gain of approximately $2.1 million was recorded in Other Revenues in the condensed consolidated statement of income and comprehensive income.

5.  SALES AND LEASE BACK OF EQUIPMENT

    Previously, in March 2000, the Company completed a $200 million sale and lease back of certain compression equipment. Under the agreement, the Company received $100 million proceeds from the sale of compression equipment at closing and may sell an additional $100 million of compression equipment during the next twelve months. In June 1999 and in July 1998 the Company completed two other separate $200 million sale and lease back transactions of certain compression equipment. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Borrowing Rate. The following future minimum lease payments are due under the leasing arrangements exclusive of any guarantee payments (in thousands): 2000 -- $19,100; 2001 --$38,800; 2002 -- $39,400;
2003 -- $31,800; 2004 -- $16,100; 2005 - $2,000.

    In July 1998 and in connection with the 1998 leasing transaction, the Company entered into swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance. The fair market value of these interest rate swaps is based on market quotes and is approximately $3.1 million at June 30, 2000.

6.  COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7.  REPORTABLE SEGMENTS

    The Company manages its business segments primarily on the type of product or service provided. The Company has four principal reportable segments: Rentals
- Domestic, Rentals - International, Compressor Fabrication and Production Equipment Fabrication. The Rental segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Compressor Fabrication segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production Equipment Fabrication segment designs, fabricates and sells equipment utilized in the production and processing of crude oil and natural gas.

    The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest and income taxes. Amounts defined as "Other" include sales of property, plant and equipment, results of other insignificant operations, corporate related items primarily related to cash management activities and parts and service operations which are not separately managed. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost and are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular reportable segment, or which are allocated when used jointly.

    The following table presents sales and other financial information by reportable segment for the three months ended June 30, 2000 and 1999 (in thousands).

                                                                               PRODUCTION
                            DOMESTIC       INTERNATIONAL      COMPRESSOR        EQUIPMENT                  ELIMINAT-    CONSOLI-
                             RENTALS          RENTALS         FABRICATION      FABRICATION      OTHER         IONS        DATED
                           ----------      -------------      -----------      -----------    ----------   ---------   -----------
June 30, 2000:
Revenues from
  external
  customers                 $  39,020      $      18,777      $    14,986      $    15,186    $   26,208            -   $   114,177
Intersegment
sales                               -                300           26,550            1,127        15,804   $  (43,781)            -
                            ---------      -------------      -----------      -----------    ----------   ----------   -----------
  Total revenues               39,020             19,077           41,536           16,313        42,012      (43,781)      114,177

Gross Profit                   25,135             11,972            2,503            3,251        13,070            -        55,931

Identifiable
 assets                       645,358            163,268           46,955           92,617        13,746            -       961,944

June 30,1999:
Revenues from
  external
  customers                 $  32,537      $      12,736      $    11,707      $     7,558    $    9,261            -   $    73,799
Intersegment
sales                               -                300           12,143            1,536         9,902   $  (23,881)            -
                            ---------      -------------      -----------      -----------    ----------   ----------   -----------
  Total revenues               32,537             13,036           23,850            9,094        19,163      (23,881)       73,799

Gross Profit                   21,977              8,044            2,047            2,063         4,550            -        38,681


     The following table presents sales and other financial information by reportable segment for the six months ended June 30, 2000 and 1999 (in thousands).

                                                                               PRODUCTION
                            DOMESTIC       INTERNATIONAL      COMPRESSOR        EQUIPMENT                  ELIMINAT-    CONSOLI-
                             RENTALS          RENTALS         FABRICATION      FABRICATION      OTHER         IONS        DATED
                           ----------      -------------      -----------      -----------    ----------   ---------   -----------
June 30, 2000:
Revenues from
  external
  customers                 $  77,228      $      36,673      $    29,171      $    21,111    $   39,705            -   $   203,888
Intersegment
sales                               -                600           52,303            1,747        21,296   $  (75,946)            -
                            ---------      -------------      -----------      -----------    ----------   ----------   -----------
  Total revenues               77,228             37,273           81,474           22,858        61,001      (75,946)      203,888

Gross Profit                   51,042             24,018            5,297            4,693        19,207            -       104,257

June 30,1999:
Revenues from
  external
  customers                 $  62,737      $      24,970      $    18,948      $    13,444    $   18,144            -   $   138,243
Intersegment
sales                               -                600           31,062            2,134        16,543   $  (50,339)            -
                            ---------      -------------      -----------      -----------    ----------   ----------   -----------
  Total revenues               62,737             25,570           50,010           15,578        34,687      (50,339)      138,243

Gross Profit                   42,454             16,027            3,631            3,507        10,009            -        75,628




8.  SUBSEQUENT EVENTS

    In July 2000, the Company completed its acquisition of Stewart and Stevenson Services' natural gas compressor leasing business for approximately $60 million in cash and notes payable. Under terms of the agreement, the Company purchased gas compression equipment and related support operations from Stewart & Stevenson, and Stewart & Stevenson will refer subsequent compression leasing business to the Company.

    In July 2000, the Company executed a definitive agreement to acquire the Dresser Rand compression services division from Ingersoll-Rand Company for $190 million. Under the terms of the agreement, half of the purchase price will be in cash with the balance paid in newly issued restricted Hanover common stock. It is anticipated that the transaction, which is subject to required regulatory approvals, will be completed in the third quarter of this year.

    In July 2000, the Company and OEC Compression Corporation signed a definitive merger agreement pursuant to which the Company will acquire OEC Compression Corporation in an all-stock transaction. The transaction is subject to approval by OEC shareholders and required regulatory approvals. The transaction is expected to close in the fourth quarter of this year.

    In August 2000, the Company completed a $100 million sale and leaseback of certain compression equipment pursuant to the agreement entered into in March 2000. See Note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special note regarding forward-looking statements

     Certain matters discussed in this document are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition, (2) the introduction of competing technologies by other companies, (3) a prolonged substantial reduction in oil and gas prices which would cause a decline in the demand for the Company's compression and oil and gas production and processing equipment,
(4) new governmental safety, health and environmental regulations which could require significant capital expenditures by the Company; (5) inability to successfully integrate businesses acquired; and (6) changes in economic or political conditions in the countries in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

     The Company is a market leader in full-service natural gas compression and a leading provider of contract natural gas handling service, fabrication and equipment. The Company provides this equipment on a rental, contract compression, maintenance and acquisition leaseback basis. Founded in 1990 and publicly held since 1997, the Company's customers include premier independent and major natural gas production, processing and transportation companies throughout the Western Hemisphere. As of June 30, 2000, the Company operated a fleet of 4,116 compression rental units with an aggregate capacity of approximately 1,585,000 horsepower.

     In June 2000, the Company acquired Applied Process Solutions, Inc. ("APSI") for approximately 2,300,000 newly issued shares of the Company's common stock. The results of operations from APSI have been included from the date of acquisition. In addition, the Company completed a 2 for 1 stock split effected in the form of a 100% stock dividend in June 2000. Accordingly, common stock, additional paid-in capital and all earnings per share information have been restated for all periods presented.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

Revenues

     The Company's total revenues increased by $40.4 million, or 55%, to $114.2 million during the three months ended June 30, 2000 from $73.8 million during the three months ended June 30, 1999. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as increases in both parts and service revenue and compressor fabrication revenue.

     Revenues from rentals increased by $12.5 million, or 28%, to $57.8 million during the three months ended June 30, 2000 from $45.3 million during the three months ended June 30, 1999. Domestic revenues from rentals increased by $6.4 million, or 20%, to $39.0 million during the three months ended June 30, 2000 from $32.6 million during the three months ended June 30, 1999. International rental revenues increased by $6.1 million, or 47%, to $18.8 million during the three months ended June 30, 2000 from $12.7 million during the three months ended June 30, 1999. The increase in both domestic and international rental revenues resulted from expansion of the Company's rental fleet. At June 30, 2000, the compressor rental fleet consisted of approximately 1,585,000 horsepower, a 26% increase over the 1,258,000 horsepower in the rental fleet at June 30, 1999. Domestic horsepower in the rental fleet increased by 21% to 1,269,000 horsepower at June 30, 2000 from approximately 1,046,000 horsepower at June 30, 1999. In addition, international horsepower increased by 49% to 316,000 horsepower at June 30, 2000 from approximately 212,000 horsepower at June 30, 1999.

     Revenues from parts and service increased by $11.9 million, or 153% to $19.6 million during the three months ended June 30, 2000 from $7.7 million during the three months ended June 30, 1999. This increase was due primarily to increased marketing focus and partially from expansion of business activities through recent acquisitions. Revenues from compressor fabrication increased by $3.3 million, or 28%, to $15.0 million during the three months ended June 30, 2000 from $11.7 million during the three months ended June 30, 1999. During the three months ended June 30, 2000, an aggregate of approximately 75,000 horsepower of compression equipment was fabricated compared to approximately 65,000 horsepower fabricated during the three months ended June 30, 1999. The increase in horsepower produced during the three months ended June 30, 2000 resulted from an increased demand for compression equipment due to higher natural gas prices.

     Revenues from production and processing equipment fabrication increased by $7.6 million, or 101%, to $15.2 million during the three months ended June 30, 2000 from $7.6 million during the three months ended June 30, 1999. The increase was due primarily to the acquisition of APSI during June, 2000.

     The Company recognized gains on sales of property, plant and equipment of $3.4 million during the three months ended June 30, 2000 compared to $.3 million during the three months ended June 30, 1999. The increase was due primarily to the sale of 25% undivided interest in a power generation plant owned by the Company. In addition, the Company sold approximately 7,600 horsepower during the three months ended June 30, 2000 compared to 4,000 horsepower during the three months ended June 30, 1999.

     Other income during the three months ended June 30, 2000 amounted to $3.2 million compared to $1.3 million during the three months ended June 30, 1999, an increase of $1.9 million or 156%. The increase was due to the sale of 50% of Company's ownership interest in a consolidated subsidiary for cash and notes receivable resulting in a gain on disposition of approximately $2.1 million.

Expenses

     Operating expenses of the rental segments increased by $5.4 million, or 36%, to $20.7 million during the three months ended June 30, 2000 from $15.3 million during the three months ended June 30, 1999. The increase resulted primarily from the corresponding 28% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 64% during the three months ended June 30, 2000 and 66% during the three months ended June 30, 1999. Operating expenses of parts and service increased by $8.4 million, or 179% to $13.1 million, which relates to the 153% increase in parts and service revenue. The gross profit margin from parts and service was 33% during the three months ended June 30, 2000 from 39% during the three months ended June 30, 1999. Operating expenses of compressor fabrication increased by $2.8 million, or 29%, to $12.5 million during the three months ended June 30, 2000 from $9.7 million during the three months ended June 30, 1999 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 17% during the three months ended June 30, 2000 and 18% during the three months ended June 30, 1999. The operating expenses attributable to production and processing equipment fabrication increased by $6.4 million, or 117%, to $11.9 million during the three months ended June 30, 2000 from $5.5 million during the three months ended June 30, 1999. The gross profit margin attributable to production and processing equipment fabrication was 21% during the three months ended June 30, 2000 and was 27% during the three months ended June 30, 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of APSI which has lower gross margins than the Company has historically experienced.

     Selling, general and administrative expenses increased $2.9 million, or 37%, to $10.9 million during the three months ended June 30, 2000 from $8.0 million during the three months ended June 30, 1999. The increase was attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's rentals, parts and service and compressor equipment fabrication business segments as described above as well as recent acquisitions.

     The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended June 30, 2000 increased 47% to $45.0 million from $30.7 million for the three months ended June 30, 1999 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

     Depreciation and amortization increased by $2.1 million to $12.3 million during the three months ended June 30, 2000 compared to $10.2 million during the three months ended June 30, 1999. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the Equipment Leases (As defined below under "LIQUIDITY AND CAPITAL RESOURCES").

     The Company incurred leasing expense of $10.1 million during the three months ended June 30, 2000 compared to $4.1 million during the three months ended June 30, 1999 resulting from the Equipment Leases entered into in June 1999 and March 2000.

     Interest expense decreased by $1.9 million to $1.0 million during the three months ended June 30, 2000 from $2.9 million for the three months ended June 30, 1999. The decrease in interest expense was due in part to utilization of proceeds from the Equipment Lease and proceeds from private stock offering which were used to reduce indebtedness under the Bank Credit Agreement.

Income Taxes

     The provision for income taxes increased by $2.3 million, or 47%, to $7.3 million during the three months ended June 30, 2000 from $5.0 million during the three months ended June 30, 1999. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the three months ended June 30, 2000 and 1999 were 36.4% and 37.0%, respectively.

Net Income

     Net income increased $4.3 million, or 51%, to $12.8 million during the three months ended June 30, 2000 from $8.5 million during the three months ended June 30, 1999 for the reasons discussed above.

Six months Ended June 30, 2000 Compared To Six months Ended June 30, 1999

Revenues

     The Company's total revenues increased by $65.7 million, or 48%, to $203.9 million during the six months ended June 30, 2000 from $138.2 million during the six months ended June 30, 1999. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as increases in both parts and service revenue and compressor fabrication revenue.

     Revenues from rentals increased by $26.2 million, or 30%, to $113.9 million during the six months ended June 30, 2000 from $87.7 million during the six months ended June 30, 1999. Domestic revenues from rentals increased by $14.5 million, or 23%, to $77.2 million during the six months ended June 30, 2000 from $62.7 million during the six months ended June 30, 1999. International rental revenues increased by $11.7 million, or 47%, to $36.7 million during the six months ended June 30, 2000 from

$25.0 million during the six months ended June 30, 1999. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet.

     Revenue from parts and service increased by $17.3 million, or 140% to $29.7 million during the six months ended June 30, 2000 from $12.4 million during the six months ended June 30, 1999. The increase was due in part to increased marketing focus and through expansion of business through recent acquisitions. Revenues from compressor fabrication increased by $10.3 million, or 54%, to $29.2 million during the six months ended June 30, 2000 from $18.9 million during the six months ended June 30, 1999. During the six months ended June 30, 2000, an aggregate of approximately 141,000 horsepower of compression equipment was fabricated compared to approximately 119,000 horsepower fabricated during the six months ended June 30, 1999. The increase in horsepower produced during the six months ended June 30, 2000 resulted from an increased demand for compression equipment due to higher natural gas prices. In addition, during the six months ended June 30, 1999 a customer supplied its engines for a project which are typically provided by the Company, which lowered revenues from third party sales without reducing the amount of horsepower fabricated during that quarter.

     Revenues from production and processing equipment fabrication increased by $7.7 million, or 57% to $21.1 million during the six months ended June 30, 2000 from $13.4 million during the six months ended June 30, 1999. The increase is due primarily to the acquisition of APSI during June, 2000.

     The Company recognized gains on sales of property, plant and equipment of $4.7 million during the six months ended June 30, 2000 compared to $3.7 million during the six months ended June 30, 1999. The increase is due primarily to the sale of a 25% undivided interest in a power generation plant owned by the Company. In addition, the Company sold approximately 15,000 horsepower during the six months ended June 30, 2000 compared to 11,000 horsepower during the six months ended June 30, 1999.

     Other income during the six months ended June 30, 2000 amounted to $5.3 million compared to $2.0 million during the six months ended June 30, 1999, an increase of $3.3 million or 160%. The increase was due primarily to the sale of 50% of the Company's ownership interest in a consolidated subsidiary for cash and notes receivable resulting in a gain on disposition of approximately $2.1 million.

Expenses

     Operating expenses of the rental segments increased by $9.6 million, or 33%, to $38.8 million during the six months ended June 30, 2000 from $29.2 million during the six months ended June 30, 1999. The increase resulted primarily from the corresponding 30% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 66% during the six months ended June 30, 2000 and 67% during the six months ended June 30, 1999. Operating expenses of parts and service increased by $12.4 million, or 152% to $20.5 million, which relates to the 140% increase in parts and service revenue. The gross profit margin from parts and service was 31% during the six months ended June 30, 2000 and 34% during the six months ended June 30, 1999. Operating expenses of compressor fabrication increased by $8.6 million, or 56%, to $23.9 million during the six months ended

June 30, 2000 from $15.3 million during the six months ended June 30, 1999 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 18% during the six months ended June 30, 2000 and 19% during the six months ended June 30, 1999. The operating expenses attributable to production and processing equipment fabrication increased by $6.5 million, or 65%, to $16.4 million during the six months ended June 30, 2000 from $9.9 million during the six months ended June 30, 1999. The gross profit margin attributable to production and processing equipment fabrication was 22% during the six months ended June 30, 2000 and was 26% during the six months ended June 30, 1999.

     Selling, general and administrative expenses increased $4.6 million, or 30%, to $20.0 million during the six months ended June 30, 2000 from $15.4 million during the six months ended June 30, 1999. The increase was attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's rentals, parts and service and compressor equipment fabrication business segments as described above as well as recent acquisitions.

     The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the six months ended June 30, 2000 increased 40% to $84.2 million from $60.2 million for the six months ended June 30, 1999 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

     Depreciation and amortization increased by $3.2 million to $22.7 million during the six months ended June 30, 2000 compared to $19.5 million during the six months ended June 30, 1999. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the Equipment Leases (As defined below under "LIQUIDITY AND CAPITAL RESOURCES").

     The Company incurred leasing expense of $18.1 million during the six months ended June 30, 2000 compared to $7.6 million during the six months ended June 30, 1999 resulting from the Equipment Leases entered into in June 1999 and March 2000.

     Interest expense decreased by $3.4 million to $2.6 million during the six months ended June 30, 2000 from $6.0 million for the six months ended June 30, 1999. The decrease in interest expense was due in part to utilization of proceeds from the Equipment Lease and proceeds from private stock offering which were used to reduce indebtedness under the Bank Credit Agreement.

Income Taxes

     The provision for income taxes increased by $3.6 million, or 36%, to $13.7 million during the six months ended June 30, 2000 from $10.1 million during the six months ended June 30, 1999. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the six months ended June 30, 2000 and 1999 were 36.4% and 37.0%, respectively.

Net Income

     Net income increased $6.8 million, or 40%, to $23.9 million during the six months ended June 30, 2000 from $17.1 million during the six months ended June 30, 1999 for the reasons discussed above.

Liquidity and Capital Resources

     The Company's cash balance amounted to $13.7 million at June 30, 2000 compared to $5.8 million at December 31, 1999. Primary sources of cash during the six months ended June 30, 2000 were proceeds of $100 million from the Equipment Lease and proceeds of $59.4 million from a private placement of 2 million newly-issued shares of restricted common stock to an institutional investor. Principal uses of cash during the six months ended June 30, 2000 were capital expenditures of $155.3 million and business acquisitions.

     Working capital increased to $199.0 million at June 30, 2000 from $108.0 million at December 31, 1999, primarily as a result of increases in accounts receivable, inventories, and net cost in excess of billings. The increase in the balances was due to increased level of activity in the Company's lines of business over 1999 as well as from recent acquisitions. These increases were offset by an increase in current liabilities.

     The amounts invested in property, plant and equipment during 2000 was $128.9 million which resulted in the addition of approximately 127,000 horsepower to the rental fleet. At June 30, 2000, the rental fleet consisted of 1,269,000 horsepower domestically and 316,000 in the international rental fleet. Current plans are to spend approximately $150 million during the remainder of 2000, exclusive of any major acquisition, in continued expansion of the rental fleet. In addition, the Company acquired certain compression assets of Stewart & Stevenson and entered into definitive agreements to buy the stock of OEC Compression Corporation and various compression operations from Ingersoll-Rand in July 2000. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity. As of June 30, 2000 the Company has approximately $137 million of credit capacity remaining on its $200 million Bank Credit Agreement (7.94% rate at June 30, 2000) in addition to the Equipment Lease. Under the March 2000 Equipment Lease, the Company received $100 million in proceeds from the sale of compression equipment at closing and sold an additional $100 million of compression equipment in August 2000. In order to fund the estimated levels of 2000 capital expenditures, the Company anticipates arranging additional sources of debt and/or equity during 2000.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending certain provisions of SFAS No. 133. The statements are effective for the Company beginning in 2001 with early adoption permitted. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. However management does not believe the effect of adoption will have a material effect on the Company's results of operations, cash flows or financial position.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The statement is effective for Hanover's fourth quarter of 2000 with early adoption encouraged. Management is currently evaluating the effect SAB No. 101 implementation will have on the Company's financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At June 30, 2000, the fair market value of these interest rate swaps is approximately $3.1 million. The Company does not use derivative financial instruments to mitigate foreign currency risk.

PART II.   OTHER INFORMATION

Item 4. As its Annual Meeting of Stockholders held on May 18, 2000, the Company presented the following matters to the stockholders for action and the votes cast are indicated below:

              Matter                              For              Withheld
              ------                              ---              --------
1.    Re-election of Directors
      Michael A. O'Connor                      22,413,664              -
      Michael J. McGhan                        22,413,664              -
      William S. Goldberg                      22,413,664              -
      Ted Collins, Jr.                         22,413,664              -
      Melvyn N. Klein                          22,413,664              -
      Alvin V. Shoemaker                       22,413,664              -
      Robert A. Fergason                       22,413,664              -
      Carl M. Koupal, Jr.                      22,413,664              -

2.    Amendment of the amended and
      restated certificate of incorporation of
      Hanover Compression, Inc.


                  For                     Against                   Abstain
                  ---                     -------                   -------
              20,112,455                 1,002,582                   4,377

3.    Reappointment of PricewaterhouseCoopers LLP as Independent Accountants.

                  For                     Against                   Abstain
                  ---                     -------                   -------
              20,727,143                   2,500                     2,350

II.   OTHER INFORMATION

Item 6:  Exhibits and reports on Form 8-K

(a)  Exhibits
10.48 Agreement and Plan of Merger by and among Hanover Compressor Company, APSI Acquisition Corporation and Applied Process Solutions, Inc. dated as of May 3, 2000.

10.49 Amendment to Agreement and Plan of Merger by and among Hanover Compressor Company, APSI Acquisition Corporation and Applied Process Solutions, Inc. dated as of May 31, 2000.

27    Financial Data Schedule

(b)   Reports submitted on Form 8-K;

      (1) A report on Form 8-K was filed on May 5, 2000, which reported under the the caption "Item 5--Other Events" that, on May 3, 2000, Hanover Compressor company had signed a definitive agreement to acquire Applied Process Solutions, Inc. in an all-stock transaction.

      (2) A report on Form 8-K was filed on May 5, 2000, which reported under the caption "Item 5--Other Events" Hanover Compressor Company's financial results for the first quarter of 2000. This report included a consolidated statement of income for the company for the three months ended March 31, 2000 and 1999.

      (3) A report on Form 8-K was filed on May 23, 2000, which reported under the caption "Item 5--Other Events" that the Board of Directors of Hanover Compressor Company had declared a two-for-one stock split of its common stock in the form of a 100% stock dividend, to be paid to stockholders of record as of May 30, 2000.

      (4) A report of Form 8-K was filed on June 7, 2000, which reported under the caption "Item 5--Other Events" that Hanover Compressor Company had completed its acquisition of Applied Process Solutions, Inc.

All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY
Date:  August 14, 2000
By:

/s/ Michael J. McGhan
_______________________
Michael J. McGhan
President and Chief Executive Officer

Date:  August 14, 2000
By:


/s/ William S. Goldberg
_______________________
William S. Goldberg
Executive Vice President,
Chief Financial Officer and Treasurer