Form 10-Q
period 2000-09-30
HANOVER COMPRESSOR CO /
filed 2000-11-14
CIK 909413

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes  [X]
No   [ ]

As of November 11, 2000 there were 66,307,996 shares of the Company's common stock, $0.001 par value, outstanding.

                          HANOVER COMPRESSOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
       (in thousands of dollars, except for par value and share amounts)

                                                                                   September 30,   December 31,
                                                                                        2000           1999
                                                                                   -------------   ------------
                                        ASSETS
   Current assets:
      Cash and cash equivalents                                                    $      13,042  $    5,756
      Accounts receivable trade, net                                                     159,003      93,715
      Inventory                                                                          143,122      66,562
      Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                       37,446       4,782
      Prepaid taxes                                                                       19,459      16,430
      Other current assets                                                                13,240       5,287
                                                                                   -------------  ----------
           Total current assets                                                          385,312     192,532
                                                                                   -------------  ----------
   Property, plant and equipment:
      Compression equipment and facilities                                               710,970     520,403
      Land and buildings                                                                  32,856      19,000
      Transportation and shop equipment                                                   38,335      27,616
      Other                                                                               13,972      10,029
                                                                                   -------------  ----------
                                                                                         796,133     577,048
      Accumulated depreciation                                                          (107,545)    (79,583)
                                                                                   -------------  ----------
           Net property, plant and equipment                                             688,588     497,465
                                                                                   -------------  ----------
   Intangible and other assets                                                           197,568      66,513
                                                                                   -------------  ----------
                                                                                   $   1,271,468   $ 756,510
                                                                                   =============  ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term debt                                         $      27,769  $   15,967
      Accounts payable, trade                                                             68,612      32,308
      Accrued liabilities                                                                 38,083      22,065
      Advance billings                                                                    20,140      13,328
      Billings on uncompleted contracts in excess of
              costs and estimated earnings                                                 6,024         898
                                                                                   -------------  ----------
           Total current liabilities                                                     160,628      84,566

   Long-term debt                                                                        173,835      69,681
   Other liabilities                                                                     141,660      80,549
   Deferred income taxes                                                                  89,257      66,307
                                                                                   -------------  ----------
           Total liabilities                                                             565,380     301,103
                                                                                   -------------  ----------
   Mandatorily redeemable convertible preferred securities                                86,250      86,250
   Commitments and contingencies

   Common stockholders' equity:
      Common stock, $.001 par value; 200 million shares authorized;
           66,286,496 and 57,217,102 shares issued and
           outstanding, respectively                                                          66          57
      Additional paid-in capital                                                         481,465     272,945
      Notes receivable - employee stockholders                                            (1,738)     (3,387)
      Accumulated other comprehensive loss                                                  (465)       (311)
      Retained earnings                                                                  140,787     101,439
      Treasury stock - 29,227 and 167,394 common shares respectively, at
      cost                                                                                 (277)     (1,586)
                                                                                   -------------  ----------
           Total common stockholders' equity                                             619,838     369,157
                                                                                   -------------  ----------
                                                                                   $   1,271,468  $  756,510
                                                                                   =============  ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
              (in thousands of dollars, except per share amounts)

                                                                      Three months                       Nine months
                                                                  ended September 30,                ended September 30,
                                                                  -------------------                -------------------
                                                                  2000            1999               2000            1999
                                                                  ----            ----               ----            ----
   Revenues:
      Rentals                                               $       66,309   $      50,042     $       180,210  $     137,749
      Parts, service and used equipment                             28,743          12,402              64,293         27,403
      Compressor fabrication                                        30,975          16,493              60,146         35,441
      Production and processing equipment fabrication               32,759           7,733              53,870         21,177
      Gain on sale of other assets                                   1,572             503               4,172          3,927
      Other                                                          2,223              96               7,531          2,141
                                                              -------------    ------------      --------------   ------------
                                                                   162,581          87,269             370,222        227,838
                                                              -------------    ------------      --------------   ------------
  Expenses:
      Rentals                                                       23,263          16,228              62,104         45,454
      Parts, service and used equipment                             17,951           8,156              42,202         18,617
      Compressor fabrication                                        26,208          13,785              50,082         29,102
      Production and processing equipment fabrication               25,520           5,727              41,938         15,664
      Selling, general and administrative                           14,467           8,851              34,481         24,232
      Depreciation and amortization                                 14,179           9,086              36,830         28,536
      Leasing expense                                               11,460           7,143              29,596         14,727
      Interest expense                                               2,925           1,804               5,560          7,841
      Distributions on mandatorily redeemable
         convertible preferred securities                            1,593               0               4,776              0
                                                              -------------    ------------      --------------   ------------
                                                                   137,566          70,780             307,569        184,173
                                                              -------------    ------------      --------------   ------------
   Income before income taxes                                       25,015          16,489              62,653         43,665
   Provision for income taxes                                        9,605           6,101              23,305         16,156
                                                              -------------    ------------      --------------   ------------
   Net income                                                       15,410          10,388              39,348         27,509
                                                              -------------    ------------      --------------   ------------
   Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment                           11            (100)               (154)          (481)
                                                              -------------    ------------      --------------   ------------
   Comprehensive income                                       $     15,421     $    10,288       $      39,194    $    27,028
                                                              =============    ============      ==============   ============
   Diluted net income per share:
      Net Income                                                    15,410          10,388              39,348         27,509
      Distributions on mandatorily redeemable convertible
       preferred securities, net of income tax                       1,016               0                   0              0
                                                              -------------    ------------      --------------   ------------
   Net income for purposes of computing diluted net
         income per share                                           16,426          10,388              39,348         27,509
                                                              =============    ============      ==============   ============
   Weighted average common and common equivalent
    shares outstanding:
            Basic                                                   63,966          57,084              60,324         56,966
                                                              -------------    ------------      --------------   ------------
            Diluted                                                 72,097          61,456              64,619         60,974
                                                              -------------    ------------      --------------   ------------
   Earnings per common share:
            Basic                                             $       0.24     $      0.18       $        0.65    $      0.48
                                                              -------------    ------------      --------------   ------------
            Diluted                                           $       0.23     $      0.17       $        0.61    $      0.45
                                                              -------------    ------------      --------------   ------------

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                           (in thousands of dollars)


                                                                             Nine Months
                                                                         Ended September 30,
                                                                    -----------------------------
                                                                       2000               1999
                                                                      ------             ------
   Cash flows from operating activities:
      Net income                                                   $    39,348        $   27,509
      Adjustments:
          Depreciation and amortization                                 36,830            28,536
          Amortization of debt issuance costs and debt discount            479               725
          Bad debt expense                                                 840               723
          Gain on sale of ownership interests and property,
            plant and equipment                                        (10,657)           (4,799)
          Equity in income of nonconsolidated affiliates                (1,953)             (647)
          Deferred income taxes                                          7,783            10,248

          Changes in assets and liabilities excluding the impact
            of business acquisitions:
              Accounts receivable                                      (28,014)          (16,995)
              Inventory                                                (34,814)           (1,434)
              Costs and estimated earnings in excess of billings on
                uncompleted contracts                                  (23,169)              (21)
              Accounts payable and other liabilities                    25,171             2,317
              Other current assets                                      (4,419)            2,826
              Other                                                         66            (7,561)
                                                                     ---------         ---------
   Net cash provided by operating activities                             7,491            41,427
                                                                     ---------         ---------
   Cash flows from investing activities:
      Cash used for business acquisitions, net                        (174,827)          (35,312)
      Capital expenditures                                            (199,676)         (200,752)
      Investment in unconsolidated subsidiaries                         (8,720)           (4,906)
      Cash returned from unconsolidated subsidiaries                         -             8,000
      Proceeds from sale of property, plant and equipment              220,609           220,584
                                                                     ---------         ---------
   Net cash used in investing activities                              (162,614)          (12,386)
                                                                     ---------         ---------
  Cash flows from financing activities:
      Net borrowings (repayment) on revolving credit facility          102,900           (25,000)
      Repayments of shareholder notes                                    1,669             1,488
      Issuance of common stock, net                                     59,400                 -
      Proceeds from warrant conversions and stock option exercises       2,774               330
      Repayment of long-term debt                                       (4,290)           (8,194)
                                                                     ---------         ---------
   Net cash provided by (used in)  financing activities                162,453           (31,376)
                                                                     ---------         ---------
   Effect of exchange rate changes on cash and equivalents                 (44)              (78)
                                                                     ---------         ---------
   Net increase in cash and cash equivalents                             7,286            (2,413)
   Cash and cash equivalents at beginning of period                      5,756            11,503
                                                                     ---------         ---------
   Cash and cash equivalents at end of period                        $  13,042         $   9,090
                                                                     =========         ==========
   Supplemental disclosure of cash flow information:
      Common stock issued in exchange for note
        receivable                                                   $                 $     753
      Property and ownership interests sold in exchange for
        note receivable                                              $   2,783         $   3,480

   Acquisitions of businesses:
     Property, plant and equipment acquired                          $ 190,521         $  39,105
     Other assets acquired                                           $ 199,682         $  11,311
     Liabilities assumed                                             $  60,343         $   1,562
     Deferred taxes                                                  $  15,167         $  10,242
     Common and treasury stock issued                                $ 139,866         $   3,300

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

    EARNINGS PER COMMON SHARE

    Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Included in diluted shares are common stock equivalents relating to options of 3,927,000 and 3,290,000 and warrants of 368,000 and 718,000 for the nine months ended September 30, 2000 and 1999, respectively. The mandatorily redeemable convertible preferred securities were included in the diluted shares for the three months ended September 30, 2000 because they were dilutive and excluded from the diluted shares for other periods presented because they were antidilutive.

RECLASSIFICATIONS

    Certain amounts in the prior periods financial statements have been reclassified to conform to the 2000 financial statement classification. These reclassifications have no impact on net income.

2.  BUSINESS COMBINATIONS

    In September 2000, the company purchased the Dresser-Rand Company's compression services division for $177 million, including approximately $1.2 million of acquisition costs. Under the terms of the agreement, $95 million of the purchase price was paid in cash with the balance being paid through the issuance to Ingersoll-Rand of approximately 2,920,000 shares of the Company's newly issued restricted common stock. The estimated fair value of the stock issued is $80.8 million, based on the quoted market price for the Company's common stock reduced by a discount due to the restrictions on the stock's marketability. The discount applied was based on an appraisal obtained from an investment bank. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $18 million in goodwill.

    In July 2000, the Company completed its acquisition of Stewart and Stevenson Services' natural gas compressor assets for approximately $45 million in cash and $13 million in notes payable. The acquisition was accounted for under the purchase method of accounting.

    In June 2000, the Company purchased the stock of Applied Processing Solutions, Inc. ("APSI") for approximately 2,300,000 restricted shares of Hanover common stock and assumption of APSI's outstanding debt which was repaid. The total value of the stock and debt was approximately $74 million. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $52.1 million in goodwill.

    The results of operations for all acquired businesses have been included in the statement of income from their respective acquisition dates. The pro forma information set forth below assumes that the acquisitions completed in 2000 and 1999 are accounted for as if the purchases had occurred at the beginning of 1999. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                              Nine Months Ended September 30,
                                              -----------------------------------------------------------
                                                        2000                            1999
                                              -----------------------------------------------------------
                                                     (unaudited)                    (unaudited)
Revenue                                          $ 469,909                     $ 415,681
Net Income                                          39,869                        34,821
Earnings per common share - basic                $    0.64                     $    0.56
Earnings per common share - diluted                   0.60                          0.53

3.  INVENTORIES

    Inventory consisted of the following amounts (in thousands):

                                       September 30,   December 31,
                                            2000           1999
                                       -------------   ------------
     Parts and supplies                    $ 92,116        $44,058
     Work in progress                        44,206         18,677
     Finished goods                           6,800          3,827
                                           --------        -------
                                           $143,122        $66,562
                                           ========        =======

4.  GAINS ON SALES OF OTHER ASSETS AND OTHER REVENUES

    During the third quarter of 2000, the Company obtained certain oil and gas interests and related assets from a customer as payment for trade receivables. The Company exchanged those oil and gas interests with another third party for ownership of certain compression equipment. This exchange resulted in the recognition of a $1.9 million gain which is included in gain on sale of other assets on the statement of income.

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

5.  SALES AND LEASE BACK OF EQUIPMENT

    In March 2000, the Company completed a $200 million 5-year sale and lease back of certain compression equipment (the "Equipment Lease"). Under the agreement, the Company received $100 million proceeds from the sale of compression equipment at closing and may sell an additional $100 million of compression equipment during the next twelve months. In August 2000, the Company completed the second half of the Equipment Lease and received an additional $100 million for the sale of additional compression equipment. In June 1999 and in July 1998 the Company completed two other separate $200 million sale and lease back transactions of certain compression equipment. The Company has substantial residual value guarantees under all the lease agreements totalling approximatley $495 million. Total deferred gains on these transactions totaled approximately $139 million. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Borrowing Rate. The following future minimum lease payments are due under the leasing arrangements exclusive of any guarantee payments (in thousands): 2000 --$12,000; 2001 -- $49,300; 2002 -- $50,600;
2003 --$42,200; 2004 -- $25,300; 2005 -- $4,200.

    In July 1998 and in connection with the 1998 leasing transaction, the Company entered into two-year swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. However, the Company does not anticipate nonperformance by this party and no material loss would be expected from their nonperformance. The fair market value of these interest rate swaps is based on market quotes and is approximately $2.1 million at September 30, 2000.

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

7.  REPORTABLE SEGMENTS

    The Company manages its business segments primarily on the type of product or service provided. The Company has four principal reportable segments:
Rentals - Domestic, Rentals - International, Compressor Fabrication and Production and Processing Equipment Fabrication. The Rental segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Compressor Fabrication segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production and Processing Equipment Fabrication segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas.

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

    The following table presents sales and other financial information by reportable segment for the three months ended September 30, 2000 and 1999 (in thousands).

                                                                      PRODUCTION
                               DOMESTIC   INTERNATIONAL COMPRESSOR    EQUIPMENT
                               RENTALS       RENTALS    FABRICATION  FABRICATION  OTHER    ELIMINATIONS  CONSOLIDATED
September 30, 2000:
Revenues from
 external customers
                             $   45,533   $    20,776   $    30,975   $ 32,759   $ 32,538            -    $  162,581
Intersegment sales                    -           300        16,640                 3,336   $  (20,276)            -
                              ---------    ----------    ----------    -------    -------    ---------    ----------
  Total revenues                 45,533        21,076        47,615     32,759     35,874      (20,276)      162,581

Gross Profit                     29,550        13,496         4,767      7,239     14,587            -        69,639
Identifiable assets             687,613       164,418       298,342    103,274     37,079            -     1,290,726

September 30,1999:
Revenues from
 external customers          $   35,777   $    14,265   $    16,493   $  7,733   $ 13,001            -    $   87,269
Intersegment sales                    -           300        14,194        856      1,412   $  (16,762)            -
                              ---------    ----------    ----------    -------    -------    ---------    ----------
  Total revenues                 35,777        14,565        30,687      8,589     14,413      (16,762)       87,269

Gross Profit                     23,665        10,149         2,708      2,006      4,845            -        43,373

    The following table presents sales and other financial information by reportable segment for the nine months ended September 30, 2000 and 1999 (in thousands).

                                                                      PRODUCTION
                               DOMESTIC   INTERNATIONAL COMPRESSOR    EQUIPMENT
                               RENTALS       RENTALS    FABRICATION  FABRICATION  OTHER    ELIMINATIONS  CONSOLIDATED
September 30, 2000:
Revenues from
 external customers           $   122,761   $  57,449   $   60,146   $  53,870   $  75,996            -    $ 370,222

Intersegment sales                      -         900       68,943       1,747      24,632   $  (96,222)           -
                               ----------    --------    ---------    --------    --------    ---------     --------
  Total revenues                  122,761      58,349      129,089      55,617     100,628      (96,222)     370,222

Gross Profit                       80,592      37,514       10,064      11,932      33,794            -      173,896


September 30,1999:
Revenues from
 external customers           $    98,514   $  39,235   $   35,441   $  21,177   $  33,471            -    $ 227,838

Intersegment sales                      -         900       45,256       2,990      17,955   $  (67,101)           -
                               ----------    --------    ---------    --------    --------    ---------     --------
  Total revenues                   98,514      40,135       80,697      24,167      51,426      (67,101)     227,838

Gross Profit                       66,119      26,176        6,339       5,513      14,854            -      119,001

8.  SUBSEQUENT EVENTS

    In October 2000, the Company completed a $176.5 million sale and lease back of certain compression equipment. Under the agreement, the Company received $176.5 million proceeds from the sale of compression equipment. Under the agreement, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has the option to repurchase the equipment at fair market value.

    In July 2000, the Company and OEC Compression Corporation ("OEC") signed a definitive merger agreement pursuant to which the Company will acquire OEC in an all-stock transaction. The transaction is subject to approval by OEC shareholders and is expected to close in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special note regarding forward-looking statements

  Certain matters discussed in this document are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition, (2) the introduction of competing technologies by other companies, (3) a prolonged substantial reduction in oil and gas prices which would cause a decline in the demand for the Company's compression and oil and gas production equipment, (4) new governmental safety, health and environmental regulations which could require significant capital expenditures by the Company, (5) inability to successfully integrate businesses acquired; and (6) changes in economic or political conditions in the countries in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

  The Company is a market leader in full-service natural gas compression and a leading provider of contract natural gas handling service, fabrication and equipment. The Company provides this equipment on a rental, contract compression, maintenance and acquisition leaseback basis. Founded in 1990 and publicly held since 1997, the Company's customers include premier independent and major natural gas production, processing and transportation companies throughout the Western Hemisphere. As of September 30, 2000, the Company operated a fleet of 4,805 compression rental units with an aggregate capacity of approximately 2,098,000 horsepower.

  In September 2000, the Company acquired the Dresser-Rand Company's compression services division for $177 million. In July 2000, the Company acquired Stewart & Stevenson Services' natural gas compressor assets for approximately $58 million in cash and notes. In June 2000, the Company acquired Applied Process Solutions, Inc. ("APSI") for approximately 2,300,000 newly issued shares of the Company's common stock. These acquisitions were included in the results of operations from their respective acquisition dates. In addition, the Company completed a 2 for 1 stock split effected in the form of a 100% stock dividend in June 2000. Accordingly, common stock, additional paid-in capital and all earnings per share information have been restated for all periods presented.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

  The Company's total revenues increased by $75.3 million, or 86%, to $162.6 million during the three months ended September 30, 2000 from $87.3 million during the three months ended September 30,

1999. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as due to recent acquisitions.

  Revenues from rentals increased by $16.3 million, or 33%, to $66.3 million during the three months ended September 30, 2000 from $50.0 million during the three months ended September 30, 1999. Domestic revenues from rentals increased by $9.7 million, or 27%, to $45.5 million during the three months ended September 30, 2000 from $35.8 million during the three months ended September 30, 1999. International rental revenues increased by $6.6 million, or 46%, to $20.8 million during the three months ended September 30, 2000 from $14.2 million during the three months ended September 30, 1999. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet. At September 30, 2000, the compressor rental fleet consisted of approximately 2,098,000 horsepower, a 56% increase over the 1,345,000 horsepower in the rental fleet at September 30, 1999. Domestic horsepower in the rental fleet increased by 55% to 1,714,000 horsepower at September 30, 2000 from approximately 1,104,000 horsepower at September 30, 1999. In addition, international horsepower increased by 59% to 384,000 horsepower at September 30, 2000 from approximately 241,000 horsepower at September 30, 1999.

   Revenue from parts, service and used equipment increased by $16.3 million, or 132% to $28.7 million during the three months ended September 30, 2000 from $12.4 million during the three months ended September 30, 1999. This increase is due primarily to increased marketing focus and partially from expansion of business activities through recent acquisitions. Revenues from compressor fabrication increased by $14.5 million, or 88%, to $31.0 million during the three months ended September 30, 2000 from $16.5 million during the three months ended September 30, 1999. During the three months ended September 30, 2000, an aggregate of approximately 64,000 horsepower of compression equipment was fabricated compared to approximately 76,000 horsepower fabricated during the three months ended September 30, 1999. During the three months ended September 30, 2000, market conditions provided a premium price per horsepower of compression equipment compared to the three months ended September 30, 1999.

  Revenues from production and processing equipment fabrication increased by $25.1 million, or 324%, to $32.8 million during the three months ended September 30, 2000 from $7.7 million during the three months ended September 30, 1999. The increase is due primarily to the acquisition of APSI during June, 2000.

  The Company recognized gains on sales of other assets of $1.6 million during the three months ended September 30, 2000 compared to $.5 million during the three months ended September 30, 1999. During the three months ended September 30, 2000, the Company obtained certain oil and gas interests and related assets from a customer as payment for trade receivables. The Company exchanged those oil and gas interests with another third party for ownership of certain compression equipment. This exchange resulted in the recognition of a $1.9 million gain.

  Other revenues during the three months ended September 30, 2000 amounted to $2.2 million compared to $.1 million during the three months ended September 30, 1999, an increase of $2.1 million.

EXPENSES

  Operating expenses of the rental segments increased by $7.1 million, or 43%, to $23.3 million during the three months ended September 30, 2000 from $16.2 million during the three months ended September 30, 1999. The increase resulted primarily from the corresponding 33% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 65% during the three months ended September 30, 2000 and 68% during the three months ended September 30, 1999. Operating expenses of parts, service and used equipment increased by $9.8 million, or 120% to $18.0 million, which relates to the 132% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 38% during the three months ended September 30, 2000 compared to 34% during the three months ended September 30, 1999. Operating expenses of compressor fabrication increased by $12.4 million, or 90%, to $26.2 million during the three months ended September 30, 2000 from $13.8 million during the three months ended September 30, 1999 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 15% during the three months ended September 30, 2000 and 16% during the three months ended September 30, 1999. The operating expenses attributable to production equipment fabrication increased by $19.8 million, or 346%, to $25.5 million during the three months ended September 30, 2000 from $5.7 million during the three months ended September 30, 1999. The gross profit margin attributable to production and processing equipment fabrication was 22% during the three months ended September 30, 2000 and was 26% during the three months ended September 30, 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of APSI, in June 2000, which has lower gross margins than the Company has historically experienced.

  Selling, general and administrative expenses increased $5.6 million, or 63%, to $14.5 million during the three months ended September 30, 2000 from $8.9 million during the three months ended September 30, 1999. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's rentals, parts and service and compressor equipment fabrication business segments as described above, as well as recent acquisitions.

  The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended September 30, 2000 increased 60% to $55.2 million from $34.5 million for the three months ended September 30, 1999 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

  Depreciation and amortization increased by $5.1 million to $14.2 million during the three months ended September 30, 2000 compared to $9.1 million during the three months ended September 30, 1999. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the Equipment Leases (As defined in "LIQUIDITY AND CAPITAL RESOURCES"). The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2000.

  The Company incurred leasing expense of $11.5 million during the three months ended September 30, 2000 compared to $7.1 million during the three months ended September 30, 1999 resulting from the Equipment Leases entered into in July 1998, June 1999 and March 2000.

  Interest expense increased by $1.1 million to $2.9 million during the three months ended September 30, 2000 from $1.8 million for the three months ended September 30, 1999. The increase in interest expense was due to borrowings from the Bank Credit Agreement to fund the business acquisitions as discussed above.

INCOME TAXES

  The provision for income taxes increased by $3.5 million, or 57%, to $9.6 million during the three months ended September 30, 2000 from $6.1 million during the three months ended September 30, 1999. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the three months ended September 30, 2000 and 1999 were 38.4% and 37.0%, respectively. The increase in the effective income tax rate is primarily due to the impact of the Dresser-Rand acquisition on the Company's worldwide tax position.


NET INCOME

  Net income increased $5.0 million, or 48%, to $15.4 million during the three months ended September 30, 2000 from $10.4 million during the three months ended September 30, 1999 for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

  The Company's total revenues increased by $142.4 million, or 62%, to $370.2 million during the nine months ended September 30, 2000 from $227.8 million during the nine months ended September 30, 1999. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as due to recent acquisitions.

  Revenues from rentals increased by $42.5 million, or 31%, to $180.2 million during the nine months ended September 30, 2000 from $137.7 million during the nine months ended September 30, 1999.

Domestic revenues from rentals increased by $24.3 million, or 25%, to $122.8 million during the nine months ended September 30, 2000 from $98.5 million during the nine months ended September 30, 1999. International rental revenues increased by $18.2 million, or 46%, to $57.4 million during the nine months ended September 30, 2000 from $39.2 million during the nine months ended September 30, 1999. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet.

   Revenue from parts, service and used equipment increased by $36.9 million, or 135% to $64.3 million during the nine months ended September 30, 2000 from $27.4 million during the nine months ended September 30, 1999. The increase is due in part to increased marketing focus and through expansion of business through recent acquisitions. Revenues from compressor fabrication increased by $24.6 million, or 70%, to $60.1 million during the nine months ended September 30, 2000 from $35.5 million during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, an aggregate of approximately 205,000 horsepower of compression equipment was fabricated compared to approximately 194,000 horsepower fabricated during the nine months ended September 30, 1999. The increase in horsepower produced during the nine months ended September 30, 2000 resulted from an increased demand for compression equipment due to higher natural gas prices. In addition, during the nine months ended September 30, 1999 a customer supplied its engines for a project which are typically provided by the Company, which lowered revenues from third party sales without reducing the amount of horsepower fabricated during that quarter.

  Revenues from production and processing equipment fabrication increased by $32.7 million, or 154% to $53.9 million during the nine months ended September 30, 2000 from $21.2 million during the nine months ended September 30, 1999. The increase is due primarily to the acquisition of APSI during June, 2000.

  The Company recognized gains on sales of other assets of $4.2 million during the nine months ended September 30, 2000 compared to $3.9 million during the nine months ended September 30, 1999. During the third quarter of 2000, the Company obtained certain oil and gas interests and related assets from a customer as payment for trade receivables. The Company exchanged those oil and gas interests with another third party for ownership of certain compression equipment. This exchange resulted in the recognition of a $1.9 million gain.

  Other revenues during the nine months ended September 30, 2000 amounted to $7.5 million compared to $2.1 million during the nine months ended September 30, 1999, an increase of $5.4 million. The increase is due primarily to the sale of 50% of the Company's ownership interest in a consolidated subsidiary for cash and notes receivable resulting in a gain on disposition of approximately $2.1 million.

EXPENSES

  Operating expenses of the rental segments increased by $16.6 million, or 37%, to $62.1 million during the nine months ended September 30, 2000 from $45.5 million during the nine months ended September 30, 1999. The increase resulted primarily from the corresponding 31% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 66% during the nine months ended September 30, 2000 and 67% during the nine months ended September 30, 1999. Operating expenses of parts, service and used equipment increased by $23.6 million, or 127% to $42.2 million from $18.6 million during the nine months ended September 30, 1999. The increase resulted from the corresponding

135% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 34% during the nine months ended September 30, 2000 and 32% during the nine months ended September 30, 1999. Operating expenses of compressor fabrication increased by $21.0 million, or 72%, to $50.1 million during the nine months ended September 30, 2000 from $29.1 million during the nine months ended September 30, 1999 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 17% during the nine months ended September 30, 2000 and 18% during the nine months ended September 30, 1999. The operating expenses attributable to production equipment fabrication increased by $26.2 million, or 168%, to $41.9 million during the nine months ended September 30, 2000 from $15.7 million during the nine months ended September 30, 1999. The gross profit margin attributable to production and processing equipment fabrication was 22% during the nine months ended September 30, 2000 and was 26% during the nine months ended September 30, 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of APSI, in June 2000, which has lower gross margins than the Company has historically experienced.

  Selling, general and administrative expenses increased $10.3 million, or 42%, to $34.5 million during the nine months ended September 30, 2000 from $24.2 million during the nine months ended September 30, 1999. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's rentals, parts, service and used equipment, and compressor equipment fabrication business segments as described above as well as recent acquisitions.

  The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the nine months ended September 30, 2000 increased 47% to $139.4 million from $94.8 million for the nine months ended September 30, 1999 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

  Depreciation and amortization increased by $8.3 million to $36.8 million during the nine months ended September 30, 2000 compared to $28.5 million during the nine months ended September 30, 1999. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the Equipment Leases (As defined in "LIQUIDITY AND CAPITAL RESOURCES"). The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2000.

  The Company incurred leasing expense of $29.6 million during the nine months ended September 30, 2000 compared to $14.7 million during the nine months ended September 30, 1999 resulting from the Equipment Leases entered into in July 1998, June 1999 and March 2000.

  Interest expense decreased by $2.2 million to $5.6 million during the nine months ended September 30, 2000 from $7.8 million for the nine months ended September 30, 1999. The decrease in interest expense was due in part to utilization of proceeds from the Equipment Lease proceeds and from the private stock offering which were used to reduce indebtedness under the Bank Credit Agreement.

INCOME TAXES

  The provision for income taxes increased by $7.1 million, or 44%, to $23.3 million during the nine months ended September 30, 2000 from $16.2 million during the nine months ended September 30, 1999. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the nine months ended September 30, 2000 and 1999 were 37.2% and 37.0%, respectively.

NET INCOME

  Net income increased $11.8 million, or 43%, to $39.3 million during the nine months ended September 30, 2000 from $27.5 million during the nine months ended September 30, 1999 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash balance amounted to $13.0 million at September 30, 2000 compared to $5.8 million at December 31, 1999. Primary sources of cash during the nine months ended September 30, 2000 were proceeds of $200 million from the Equipment Leases, and approximately $102.9 million of borrowings under the Company's credit facility and proceeds of $59.4 million from a private placement of 2 million newly-issued shares of restricted common stock to an institutional investor. Principal uses of cash during the nine months ended September 30, 2000 were capital expenditures and business acquisitions of $374.5 million.

     Working capital increased to $224.7 million at September 30, 2000 from $108.0 million at December 31, 1999, primarily as a result of increases in accounts receivable, inventories and costs in excess of billings. The increase in the balances is due to an increased level of activity in the Company's lines of business over 1999 as well as from recent acquisitions. These increases were partially offset by an increase in current liabilities.

     The amounts invested in property, plant and equipment during 2000 was $199.7 million which resulted in the addition of approximately 753,000 horsepower to the rental fleet. At September 30, 2000, the rental fleet consisted of 1,714,000 horsepower domestically and 384,000 horsepower in the international rental fleet. Current plans are to spend approximately $100 million during the remainder of 2000, exclusive of any major acquisition, in continued expansion of the rental fleet. In addition, the Company has entered into a definitive agreement to acquire OEC Compression Corporation in an all stock transaction. This transaction is expected to close in the first quarter of 2001. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity. As of September 30, 2000 the Company has approximately $35 million of credit capacity remaining on its $200 million Bank Credit Agreement (7.88% rate at September 30,
2000). In October 2000, the Company received $176.5 million proceeds from the sale of compression equipment under an additional Equipment Lease. In order to fund the estimated levels of 2000 capital expenditures, the Company anticipates arranging additional sources of debt and/or equity during 2000.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (''SFAS'') No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending certain provisions of SFAS No. 133. The statements are effective for the Company beginning in 2001 with early adoption permitted. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Management does not believe the effect of adoption will have a material effect on the Company's results of operations, cash flows or financial position.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The statement is effective for the Company's fourth quarter of 2000 with early adoption encouraged. Management is currently evaluating the effect SAB No. 101 implementation will have on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At September 30, 2000, the fair market value of these interest rate swaps is approximately $2.1 million. The Company does not use derivative financial instruments to mitigate foreign currency risk.

PART II. OTHER INFORMATION

Item 6:  Exhibits and reports on Form 8-K

(a)  Exhibits

10.50 Amendment No. 2 dated as of October 24, 2000, to Agreement and Plan of Merger by and among Hanover Compressor Company, APSI Acquisition Corporation and Applied Process Solutions, Inc.

10.51 Agreement and Plan of Merger dated as of July 13, 2000 by and among Hanover Compressor Company, Caddo Acquisition Corporation and OEC Compression Corporation.

10.52 Voting and Disposition Agreement dated as of July 13, 2000 by and among Hanover Compressor Company and the holders of common stock of OEC Compression Corporation named therein.

27       Financial Data Schedule

(b)   Reports submitted on Form 8-K:

      (1) A report on Form 8-K was filed on September 14, 2000, which reported under the caption "Item 2--Acquisition or Disposition of Assets" that Hanover Compressor Company had completed its acquisition of the compression services division of Dresser-Rand Company. The report also reported under "Item 7--Financial Statements and Exhibits" that it was impracticable to provide the audited historical financial statements of the business acquired and that the required information would be filed no later than 60 days after the date of the report.

      (2) A report on Form 8-K was filed on November 9, 2000, which reported under the caption "Item 5--Other Events" Hanover Compressor Company's financial results for the third quarter of 2000. This report included a consolidated statement of income for the company for the three- and nine-month periods ended September 30, 2000 and 1999.

      (3) A report on Form 8-K was filed on November 9, 2000, which reported under the caption "Item 5--Other Events" that Hanover Compressor Company believes that the Wall Street consensus estimates of the company's earnings of $.89 per share for 2000 and $.28 per share for the fourth quarter of 2000 are realizable.

      (4) A report on Form 8-K/A was filed on November 13, 2000, which reported under the caption "Item 7 - Financial Statements and Exhibits" the audited historical financial statements of the compression services division of Dresser-Rand Company acquired by the Company in August 2000 and the pro forma financial statements for the business acquired.

      All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY
Date: November 13, 2000
By:

/s/ Michael J. McGhan
_____________________________
Michael J. McGhan
President and Chief Executive Officer

Date:  November 13, 2000
By:


/s/ William S. Goldberg
_____________________________
William S. Goldberg
Executive Vice President,
Chief Financial Officer and Treasurer