Form 10-K/A
period 1999-12-31
HANOVER COMPRESSOR CO /
filed 2001-02-05
CIK 909413

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                Form 10-K/A

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

   Number of shares of the Common Stock of the registrant outstanding as of March 24, 2000: 57,661,652 shares.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EXPLANATORY NOTE

   Hanover Compressor Company (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 1999 in order to restate the Financial Statements and revise the Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company determined that its obligation to GKH Partners, L.P. for services performed should have been accrued as a liability over the life of the agreement. The net effect, after adjusting for income tax of $271,000, is a $461,000 decrease in net income from $18,103,000 to $17,642,000 for the year ended December 31, 1997, a $782,000 reduction in retained earnings at January 1, 1997 and a corresponding $1,243,000 reduction in retained earnings at December 31, 1999 and 1998. See Note 18 of the Notes to Consolidated Financial Statements.

                        HANOVER COMPRESSOR COMPANY

                             TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                 PART II
ITEM 6
  Selected Financial Data.................................................   4

ITEM 7
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations..........................................................   5

ITEM 8
  Financial Statements and Supplementary Data.............................  10

                                 PART IV
ITEM 14
  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  10

Item 6. Selected Financial Data

                      SELECTED FINANCIAL DATA (HISTORICAL)
            (Dollars and shares in thousands, except per share data)

   The following table presents certain selected financial data for the Company for each of the five years in the period ended December 31, 1999. Certain financial data for the years presented have been restated as described in Note 18 to the Consolidated Financial Statements. The selected financial data have been derived from the audited consolidated financial statements of the Company. The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company.

                                         Year Ended December 31,
                              -------------------------------------------------
                                1999      1998   1997(6)  1996(6)    1995(1)(6)
                              --------  -------- -------- -------    ----------
Income Statement Data:
Revenues:
 Rentals....................  $192,655  $147,609 $100,685 $72,897     $43,859
 Parts and service..........    34,461    23,870   10,254   6,458       4,495
 Compressor fabrication.....    52,531    67,453   49,764  28,764      29,593
 Production equipment
  fabrication...............    28,037    37,466   37,052  26,903      16,960
 Gain on sale of property,
  plant & equipment.........     5,927     2,552      148     352         412
 Other......................     3,417     3,007      895     637         645
                              --------  -------- -------- -------     -------
   Total revenues...........   317,028   281,957  198,798 136,011      95,964
                              ========  ======== ======== =======     =======
Expenses:
 Rentals....................    64,949    49,386   35,113  26,012      13,691
 Parts and service..........    21,724    17,341    6,360   4,788       4,122
 Compressor fabrication.....    43,663    58,144   41,584  24,657      25,265
 Production equipment
  fabrication...............    20,833    25,781   26,375  19,574      13,178
 Selling, general and
  administrative............    33,782    26,626   21,514  16,711      13,555
 Depreciation and
  amortization(2)...........    37,337    37,154   28,439  20,722      13,494
 Leasing expense............    22,090     6,173
 Interest expense...........     8,786    11,716   10,728   6,594       4,560
 Distributions on
  mandatorily redeemable
  convertible preferred
  securities................       278
                              --------  -------- -------- -------     -------
   Total expenses...........   253,442   232,321  170,113 119,058      87,865
                              --------  -------- -------- -------     -------
Income before income taxes..    63,586    49,636   28,685  16,953       8,099
Provision for income taxes..    23,145    19,259   11,043   6,730       3,109
                              --------  -------- -------- -------     -------
Net income..................  $ 40,441  $ 30,377 $ 17,642 $10,223     $ 4,990
                              --------  -------- -------- -------     -------
Other comprehensive income
 (loss), net of tax:
 Foreign currency
  translation adjustment....      (463)      152
                              --------  -------- -------- -------     -------
Comprehensive income........  $ 39,978  $ 30,529 $ 17,642 $10,223     $ 4,990
                              ========  ======== ======== =======     =======
Net income available to
 common stockholders:
 Net Income.................  $ 40,441  $ 30,377 $ 17,642 $10,223     $ 4,990
 Dividends on Series A and
  Series B preferred
  stock.....................                               (1,773)       (832)
 Series A preferred stock
  exchange..................                               (3,794)
 Series B preferred stock
  conversion................                               (1,400)
                              --------  -------- -------- -------     -------
Net income available to
 common stockholders........  $ 40,441  $ 30,377 $ 17,642 $ 3,256     $ 4,158
                              ========  ======== ======== =======     =======
Weighted average common and
 common equivalent shares
 outstanding:
 Basic(5)...................    57,048    56,936   51,246  40,996      28,746
                              --------  -------- -------- -------     -------
 Diluted(5).................    61,054    60,182   54,690  44,046      30,716
                              --------  -------- -------- -------     -------
Earnings per common share:
 Basic(5)...................  $   0.71  $   0.53 $   0.34 $  0.08     $  0.14
                              ========  ======== ======== =======     =======
 Diluted(5).................  $   0.66  $   0.50 $   0.32 $  0.07(3)  $  0.14
                              ========  ======== ======== =======     =======

                                        Year Ended December 31,
                             --------------------------------------------------
                               1999      1998    1997(6)   1996(6)   1995(1)(6)
                             --------  --------  --------  --------  ----------
Other Data:
 EBITDA (4)................  $132,077  $104,679  $ 67,852  $ 44,269   $ 26,153
                             ========  ========  ========  ========   ========
Cashflows provided by (used
 in):
 Operating activities......  $ 68,222  $ 31,147  $ 32,219  $ 20,276   $  9,088
 Investing activities......   (92,114)  (14,699) (164,490)  (87,683)   (68,474)
 Financing activities......    18,218    (9,328)  129,510    71,740     62,206
Balance Sheet Data (end of
 period):
 Working capital...........  $107,966  $113,264  $ 58,027  $ 41,513   $ 23,270
 Net property, plant and
  equipment................   497,465   392,498   394,070   266,406    198,074
 Total assets..............   756,510   614,590   506,452   341,387    252,313
 Long-term debt............    69,681   156,943   158,838   122,756     50,451
 Mandatorily redeemable
  convertible preferred
  securities...............    86,250
 Preferred stockholders'
  equity...................                                             26,894
 Common stockholders'
  equity...................   367,914   315,470   287,028   176,113    138,678

--------
(1) The selected historical financial information includes the results of operations of the Company and its wholly-owned subsidiaries. During 1995, the Company acquired Astra Resources Compression, Inc., a significant subsidiary.

(2) In order to more accurately reflect the estimated useful lives of natural gas compressor units in the rental fleet; effective January 1, 1996 the Company changed the lives over which these units are depreciated from 12 to 15 years. The effect of this change was a decrease in depreciation expense of $2.6 million and an increase in net income of $1.5 million ($.03 per diluted common share) for the year ended December 31, 1996.

(3) Diluted earnings per share in 1996 was $.23 per share before the effects of charging retained earnings for $1.8 million relating to dividends on redeemable preferred stock and one time charges to retained earnings for
    (i) $3.8 million related to the exchange of all Series A preferred stock for subordinated notes and (ii) $1.4 million related to the conversion of all Series B preferred stock to Common Stock.
(4) EBITDA consists of the sum of consolidated net income before interest expense, lease expense, distributions on mandatorily redeemable convertible preferred securities, income tax, and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of its operating performance and is also used to measure the Company's ability to meet debt service requirements. EBITDA should not be considered as an alternative performance measure prescribed by generally accepted accounting principles.

(5) In June 2000, we completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.

(6) Restated as discussed in Note 18 to the Consolidated Financial Statements. The net effect of the restatement on the periods presented was an increase in selling, general and administrative expenses of $732,000, $272,000, and $1,013,000; a decrease in net income of $461,000, $158,000, and $624,000;
    and a decrease in earnings per common share of basic: $.01, $.00 and $.03 and diluted: $.01, $.01, and $.02 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

   The following table summarizes revenues, expenses and gross profit percentages for each of the Company's business segments (Dollars in millions):

                                                         Year ended December
                                                                 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
Revenues:
  Rentals--Domestic..................................... $136.5  $107.4  $ 78.7
  Rentals--International................................   56.2    40.2    22.0
  Compressor fabrication................................   52.5    67.5    49.8
  Production equipment fabrication......................   28.0    37.5    37.1
  Other.................................................   43.8    29.4    11.2
                                                         ------  ------  ------
    Total............................................... $317.0  $282.0  $198.8
                                                         ======  ======  ======
Expenses:
  Rentals--Domestic..................................... $ 46.2  $ 36.6  $ 27.5
  Rentals--International................................   18.8    12.8     7.6
  Compressor fabrication................................   43.7    58.1    41.6
  Production equipment fabrication......................   20.8    25.8    26.4
  Other.................................................   21.7    17.4     6.3
                                                         ------  ------  ------
    Total............................................... $151.2  $150.7  $109.4
                                                         ======  ======  ======
Gross profit percentage:
  Rentals--Domestic.....................................   66.1%   65.9%   65.1%
  Rentals--International................................   66.6%   68.2%   65.5%
  Compressor fabrication................................   16.8%   13.8%   16.5%
  Production equipment fabrication......................   25.7%   31.2%   28.8%

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

   Revenue from parts and service increased by $10.6 million, or 44% to $34.5 million during 1999 from $23.9 million during 1998. Revenues from the fabrication and sale of compressor equipment to third parties decreased by $15.0 million, or 22%, to $52.5 million during 1999 from $67.5 million during 1998. An aggregate of 147,000 horsepower was sold during 1999. In addition, 130,000 horsepower was fabricated and placed in the rental fleet during 1999. The Company believes the revenue decrease during 1999 was due in part to a project where a customer supplied its own engines, which are typically provided by the Company, and in part to lower energy prices earlier in 1999, which reduced the demand for compressors thereby adversely impacting sales prices.

   Revenues from the fabrication and sale of production equipment decreased by $9.5 million, or 25%, to $28.0 million during 1999 from $37.5 million during 1998 primarily due to the decline in well completions resulting from lower energy prices during the first half of 1999.

   The Company recognized gains on sales of property, plant and equipment of $5.9 million during 1999 compared to $2.6 million during the 1998. The increase is primarily due to the increase in horsepower sold from the rental fleet to customers exercising options to purchase equipment they previously had rented. During 1999 the Company sold approximately 20,000 horsepower compared to 14,000 horsepower during 1998.

Expenses

   Operating expenses of the rentals segments increased by $15.6 million, or 32% to $65.0 million during 1999 from $49.4 million during 1998. The increase resulted primarily from the corresponding 31% increase in revenues from rentals over the corresponding period in 1998. The gross profit percentage from rentals was 66% during 1999 and 67% during 1998. Operating expenses of parts and service increased $4.4 million, or 25% to $21.7 million during 1999 from $17.3 million during 1998, which relates to the 44% increase in parts and service revenue. The gross profit percentage from parts and service increased to 37% during 1999 from 27% in 1998. Operating expenses of compressor fabrication decreased by $14.4 million, or 25% to $43.7 million from $58.1 million during 1998. The gross profit margin on compression fabrication increased to 17% during 1999, from 14% during 1998. Production equipment fabrication operating expenses decreased by $5.0 million, or 19%, during 1999 to $20.8 million from $25.8 million during 1998. The decrease in operating expenses is reflective of the corresponding change in production equipment fabrication revenues during 1999. The gross profit margin attributable to production equipment fabrication decreased to 26% during 1999, from 31% during 1998.

   Selling, general and administrative expenses increased by $7.2 million, or 27% to $33.8 million during 1999. The increase is attributable to increased personnel and other administrative and selling expenses associated with the increase in operating activity in the Company's rentals business segments, as described above.

   Depreciation and amortization expense increased by $0.2 million, or 1% during 1999 to $37.3 million. The increase in depreciation on the additions to the rental fleet was offset by the decrease in depreciation as a result of the equipment leases entered into in July 1998 and June 1999.

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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

   Revenues from rentals increased by $46.9 million, or 47% to $147.6 million due to growth in the rental fleet. At December 31, 1998 the compressor rental fleet consisted of approximately 1,067,000 horsepower, a 37% increase over the 781,000 horsepower in the rental fleet at December 31, 1997. Domestically, the rental fleet increased by 224,000 horsepower, or 34%, during 1998 and internationally by 61,000 horsepower, or 54%. Revenue from parts and service increased by $13.6 million, or 133% to $23.9 million as a result of increased marketing focus on parts and services and the increase in growth in the rental fleet. Revenues from compressor fabrication amounted to $67.5 million, increasing by 36% over 1997. An aggregate of 113,000 horsepower was sold during 1998. In addition, 88,000 horsepower was fabricated and placed in the rental fleet during 1998. Revenues from the fabrication of production equipment remained relatively unchanged with an increase of $0.4 million from 1997, or 1% to $37.5 million during 1998. The change in 1998 production equipment revenue was negligible as a result of declining well completions.

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

   Selling, general and administrative expenses increased by $5.1 million, or 24% to $26.6 million during 1998. The increase is attributable to increased personnel and other administrative and selling expenses associated with the increase in operating activity in the Company's rentals and compression fabrication operating segments as well as increased administrative costs relating to being a public reporting entity. Depreciation and amortization expense increased by $8.7 million, or 31% during 1998 to $37.1 million as the Company continued to expand its rental fleet with capital expenditures and net business acquisitions that amounted to approximately $212.0 million. In addition, the company sold certain compression equipment with a book value of approximately $158.0 million in July, 1998 under a sale and lease back arrangement. See "LIQUIDITY AND CAPITAL RESOURCES" for a description of the Equipment Lease. Consequently, the Company incurred compression equipment lease expense of $6.2 million during 1998. As a result of the Equipment Lease, the Company expects to incur annual operating lease expense of approximately $14 million. Interest expense increased by $1.0 million, or 9% during 1998 to $11.7 million.

Income Taxes

   The Company's effective income tax rate was approximately 39% during 1998 and during 1997. Accordingly, the provision for income taxes increased by $8.2 million, or 74%, during 1998 to $19.3 million as a result of income before income taxes increasing by 73% during 1998 over 1997.

Net Income and Earnings Per Share

   Net income increased $12.8 million, or 72%, to $30.4 million for 1998 from $17.6 million in 1997 for the reasons discussed above. Weighted average shares outstanding was affected by the additional shares issued in conjunction with the Company's initial public offering which were outstanding for all of 1998.

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

   The Company's cash balance amounted to $5.8 million at December 31, 1999 compared to $11.5 million at December 31, 1998. Primary sources of cash during 1999 were cash provided by internal operations of $68.2 million, net proceeds of $200 million from the sale of compression equipment under the Equipment Lease and net proceeds of $82.9 million from the private offering of the Convertible Preferred Securities. Principal uses of cash during the year ended December 31, 1999 were capital expenditures of $282.9 million, business combinations and investments in unconsolidated entities of $40.2 million and $72.8 million repayment of long-term debt.

   Total current assets increased from $165.1 million at December 31, 1998 to $192.5 million at December 31, 1999 primarily as a result of increases in accounts receivable and inventories. Accounts receivable at December 31, 1999 increased by $23.5 million to $93.7 million. The increase corresponds with 18% increase in total revenue of $94.3 million realized by the Company during the three months ended December 31, 1999 compared to $79.8 million during the three months ended December 31, 1998. In addition, inventories increased by $3.5 million to $66.5 million at December 31, 1999. The increase in inventories reflects increases in parts and supplies, work in progress and finished goods as the level of activity in the Company's domestic and international rentals increased over 1998. Working capital at December 31, 1999 was also affected by an $32.8 million increase in total current liabilities at December 31, 1999 to $84.6 million. The 63% increase in total current liabilities results largely from the increase in vendor accounts payable caused by the expansion of the Company's operating activities and also due to the Subordinated Notes in the aggregate principal amount of $15.4 million becoming due on December 31, 2000.

   The amounts invested in property, plant and equipment and business combinations during 1999 was $318.3 million which resulted in the addition of approximately 391,000 horsepower to the rental fleet. At December 31, 1999, the rental fleet consisted of 1,181,000 horsepower domestically and 277,000 in the international rental fleet. Current plans are to spend in excess of $250 million during 2000, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity. As of December 31, 1999 the Company had approximately $138 million of credit capacity remaining on its $200 million Bank Credit Agreement (7.7% rate at December 31, 1999). In March 2000, the Company finalized a third sale and lease back transaction. Under the agreement, the Company received $100 million proceeds from the sale of the compression equipment at closing and may sell an additional $100 million of equipment to the Trust during the next twelve months. The equipment sold will be leased back by the Company for a five-year period and will continue to be deployed by the Company under its normal operating procedures. Hanover has the option to repurchase the equipment from the Trust at any time. The Company feels it has adequate capital resources to fund its estimated level of capital expenditures for the year 2000.

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

   Date: February 2, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Michael J. McGhan            President and Chief         February 2, 2001
______________________________________  Executive Officer
          Michael J. McGhan             (Principal Executive
                                        Officer and Director)

     /s/ William S. Goldberg           Chief Financial Officer     February 2, 2001
______________________________________  and Treasurer (Principal
         William S. Goldberg            Financial and Accounting
                                        Officer)

       /s/ Ted Collins, Jr.            Director                    February 2, 2001
______________________________________
           Ted Collins, Jr.

      /s/ Robert R. Furgason           Director                    February 2, 2001
______________________________________
          Robert R. Furgason

       /s/ Melvyn N. Klein             Director                    February 2, 2001
______________________________________
           Melvyn N. Klein

     /s/ Michael A. O'Connor           Director                    February 2, 2001
______________________________________
         Michael A. O'Connor

        /s/ Alvin V. Shoemaker         Director                    February 2, 2001
______________________________________
            Alvin V. Shoemaker

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Certificate of Incorporation of the Hanover Compressor Holding Co.(9)

   3.2   Certificate of Amendment of Certificate of Incorporation of Hanover
         Compressor Holding Co. dated December 9, 1999.(9)

   3.3   By-laws of Hanover Compressor Company(9)

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

  10.42  Common Securities Guarantee dated as of December 15, 1999, by Hanover
         Compressor Company, as guarantor. (6)[4.11]

  10.43 Lease dated as of March 13, 2000 between Hanover Equipment Trust 2000A and the Hanover Compression Inc.

  10.44  Guarantee dated as of March 13, 2000 and made by the Company, Hanover
         Compression Inc. and certain of their Subsidiaries.

  10.45 Participation Agreement dated as of March 13, 2000 among the Company, the Hanover Equipment Trust 2000A and various banks.

  10.46 Security Agreement dated as of March 13, 2000 made by the Trust in favor The Chase Manhattan Bank, as agent.

  10.47  Assignment of leases, rents and Guarantee from Hanover Equipment Trust
         2000A to The Chase Manhattan Bank dated as of March 13, 2000.

  12.1   Computation of ratio of earnings to fixed charges*

  21.1   List of Subsidiaries(9)

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

(9) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1999 and is incorporated by reference.

*Filed herewith.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hanover Compressor Company

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of cash flows and of common stockholders' equity present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 18, the December 31, 1997 consolidated financial statements have been restated to record a liability to a stockholder.

PricewaterhouseCoopers LLP

Houston, Texas

March 8, 2000, except as to
the stock split described in
Note 16 which is as of
June 14, 2000, and except for
Note 18 as to which the date
is February 1, 2001

                           HANOVER COMPRESSOR COMPANY

                           Consolidated Balance Sheet

                           December 31, 1999 and 1998

                                                                Restated
                                                              (See Note 18)
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                            (in thousands of
                                                             dollars, except
                                                            for par value and
                                                             share amounts)
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  5,756  $ 11,503
  Accounts receivable, net.................................   93,715    70,205
  Inventory................................................   66,562    63,044
  Costs and estimated earnings in excess of billings on
   uncompleted contracts...................................    4,782     7,871
  Prepaid taxes............................................   16,430     9,466
  Other current assets.....................................    5,287     2,967
                                                            --------  --------
    Total current assets...................................  192,532   165,056
                                                            --------  --------
Property, plant and equipment:
  Compression equipment and facilities.....................  520,403   422,896
  Land and buildings.......................................   19,000    15,044
  Transportation and shop equipment........................   27,616    21,667
  Other....................................................   10,029    11,119
                                                            --------  --------
                                                             577,048   470,726
  Accumulated depreciation.................................  (79,583)  (78,228)
                                                            --------  --------
    Net property, plant and equipment......................  497,465   392,498
                                                            --------  --------
Intangible and other assets................................   66,513    57,036
                                                            --------  --------
                                                            $756,510  $614,590
                                                            ========  ========
        LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..................... $ 15,967  $    444
  Accounts payable, trade..................................   32,308    23,361
  Accrued liabilities......................................   22,065    17,599
  Advance billings.........................................   13,328     9,694
  Billings on uncompleted contracts in excess of costs and
   estimated earnings......................................      898       694
                                                            --------  --------
    Total current liabilities..............................   84,566    51,792
Long-term debt.............................................   69,681   156,943
Other liabilities..........................................   82,566    44,875
Deferred income taxes......................................   65,533    45,510
                                                            --------  --------
    Total liabilities......................................  302,346   299,120
                                                            --------  --------
Mandatorily redeemable convertible preferred securities....   86,250
Commitments and contingencies (Note 15)
Common stockholders' equity:
  Common stock, $.001 par value; 200 million shares
   authorized; 57,505,874 and 57,180,944 shares issued and
   outstanding, respectively...............................       58        57
  Additional paid-in capital...............................  272,944   268,977
  Notes receivable--employee stockholders..................   (3,387)  (10,146)
  Accumulated other comprehensive income...................     (311)      152
  Retained earnings........................................  100,196    59,755
  Treasury stock--167,394 and 351,094 common shares,
   respectively, at cost...................................   (1,586)   (3,325)
                                                            --------  --------
    Total common stockholders' equity......................  367,914   315,470
                                                            --------  --------
                                                            $756,510  $614,590
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

           Consolidated Statement of Income and Comprehensive Income

                  Years Ended December 31, 1999, 1998 and 1997

                                                  1999      1998       1997
                                                --------  -------- -------------
                                                                     Restated
                                                                   (See Note 18)
                                                     (in thousands, except
                                                      per share amounts)
Revenues:
  Rentals.....................................  $192,655  $147,609   $100,685
  Parts and service...........................    34,461    23,870     10,254
  Compressor fabrication......................    52,531    67,453     49,764
  Production equipment fabrication............    28,037    37,466     37,052
  Gain on sale of property, plant and
   equipment..................................     5,927     2,552        148
  Other.......................................     3,417     3,007        895
                                                --------  --------   --------
                                                 317,028   281,957    198,798
                                                --------  --------   --------
Expenses:
  Rentals.....................................    64,949    49,386     35,113
  Parts and service...........................    21,724    17,341      6,360
  Compressor fabrication......................    43,663    58,144     41,584
  Production equipment fabrication............    20,833    25,781     26,375
  Selling, general and administrative.........    33,782    26,626     21,514
  Depreciation and amortization...............    37,337    37,154     28,439
  Leasing expense.............................    22,090     6,173
  Interest expense............................     8,786    11,716     10,728
  Distributions on mandatorily redeemable
   convertible preferred securities...........       278
                                                --------  --------   --------
                                                 253,442   232,321    170,113
                                                --------  --------   --------
Income before income taxes....................    63,586    49,636     28,685
Provision for income taxes....................    23,145    19,259     11,043
                                                --------  --------   --------
Net income....................................    40,441    30,377     17,642
                                                --------  --------   --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment.....      (463)      152
                                                --------  --------   --------
Comprehensive income..........................  $ 39,978  $ 30,529   $ 17,642
                                                ========  ========   ========
Net income available to common stockholders...  $ 40,441  $ 30,377   $ 17,642
                                                ========  ========   ========
Weighted average common and common equivalent
 shares outstanding
  Basic.......................................    57,048    56,936     51,246
                                                ========  ========   ========
  Diluted.....................................    61,054    60,182     54,690
                                                ========  ========   ========
Earnings per common share
  Basic.......................................  $   0.71  $   0.53   $   0.34
                                                ========  ========   ========
  Diluted.....................................  $   0.66  $   0.50   $   0.32
                                                ========  ========   ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

                      Consolidated Statement of Cash Flows

                  Years Ended December 31, 1999, 1998 and 1997

                                                1999      1998        1997
                                              --------  --------  -------------
                                                                    Restated
                                                                  (See Note 18)
                                                 (in thousands of dollars)
Cash flows from operating activities:
 Net income.................................. $ 40,441  $ 30,377    $ 17,642
 Adjustments:
  Depreciation and amortization..............   37,337    37,154      28,439
  Amortization of debt issuance costs and
   debt discount.............................      884       852         892
  Bad debt expense...........................    1,475       349         594
  Gain on sale of property, plant and
   equipment.................................   (5,927)   (2,552)       (148)
  Equity in income of nonconsolidated
   affiliates................................   (1,188)   (1,369)        206
  Deferred income taxes......................   11,396    12,358       5,962
  Changes in assets and liabilities, net of
   effects of business combinations:
   Accounts receivable.......................  (23,974)  (28,337)    (13,604)
   Inventory.................................   (1,918)  (24,169)    (14,726)
   Costs and estimated earnings versus
    billings on uncompleted contracts........    3,293    (3,000)      2,929
   Accounts payable and other liabilities....   11,969    14,358       7,728
   Advance billings..........................    3,634     2,942          51
   Other.....................................   (9,200)   (7,816)     (3,746)
                                              --------  --------    --------
    Net cash provided by operating
     activities..............................   68,222    31,147      32,219
                                              --------  --------    --------
Cash flows from investing activities:
 Capital expenditures........................ (282,940) (169,498)   (150,995)
 Proceeds from sale of property, plant and
  equipment..................................  223,037   208,644       2,887
 Cash used for business acquisitions, net....  (35,311)  (42,581)     (6,287)
 Cash returned from unconsolidated
  subsidiary.................................    8,000
 Cash used to acquire investments in
  unconsolidated subsidiaries................   (4,900)  (11,264)    (10,095)
                                              --------  --------    --------
    Net cash used in investing activities....  (92,114)  (14,699)   (164,490)
                                              --------  --------    --------
Cash flows from financing activities:
 Net borrowings (repayments) on revolving
  credit facility............................  (64,400)   (4,700)     63,681
 Proceeds from issuance of long-term debt....              2,825       5,000
 Issuance of common stock, net...............                         92,088
 Equity issuance costs.......................                           (687)
 Proceeds from mandatorily redeemable
  convertible preferred securities, net......   82,940
 Proceeds from warrant conversions and stock
  option exercises...........................      545       121
 Repayment of long-term debt.................   (8,357)   (2,226)    (31,757)
 Purchase of treasury stock..................             (5,950)
 Repayments of shareholder notes.............    7,490       602       1,185
                                              --------  --------    --------
    Net cash provided by (used in) financing
     activities..............................   18,218    (9,328)    129,510
                                              --------  --------    --------
Effect of exchange rate changes on cash and
 equivalents.................................      (73)     (178)
                                              --------  --------    --------
Net increase (decrease) in cash and cash
 equivalents.................................   (5,747)    6,942      (2,761)
Cash and cash equivalents at beginning of
 year........................................   11,503     4,561       7,322
                                              --------  --------    --------
Cash and cash equivalents at end of year..... $  5,756  $ 11,503    $  4,561
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

                           HANOVER COMPRESSOR COMPANY

             Consolidated Statement of Common Stockholders' Equity

                  Years Ended December 31, 1999, 1998 and 1997

                  (in thousands of dollars, except share data)

                                                        Accumulated               Notes
                            Common Stock    Additional     Other               Receivable--
                          -----------------  Paid-in   Comprehensive Treasury    Employee     Retained
                            Shares   Amount  Capital      Income      Stock    Stockholders   Earnings
                          ---------- ------ ---------- ------------- --------  ------------ -------------
                                                                                              Restated
                                                                                            (See Note 18)
Balance at January 1,
 1997...................  45,877,082  $46    $171,319                $  (218)    $(6,770)     $ 11,736
Issuance of common
 stock..................  10,327,686   10      92,078
Issuance of common stock
 to employees...........     529,570    1       5,162                             (5,163)
Repayment of employee
 shareholder notes......                                                           1,185
Net income..............                                                                        17,642
                          ----------  ---    --------                -------     -------      --------
Balance at December 31,
 1997...................  56,734,338   57     268,559                   (218)    (10,748)       29,378
Conversion of warrants..     396,960
Exercise of stock
 options................      49,646              120
Other comprehensive
 income.................                                   $ 152
Purchase of 588,400
 treasury shares, at
 cost...................                                              (5,950)
Issuance of 300,000
 treasury shares at
 $11.00 per share.......                          457                  2,843
Repayment of employee
 shareholder notes......                                                             602
Other...................                         (159)
Net income..............                                                                        30,377
                          ----------  ---    --------      -----     -------     -------      --------
Balance at December 31,
 1998...................  57,180,944   57     268,977        152      (3,325)    (10,146)       59,755
Conversion of warrants..      52,678    1
Exercise of stock
 options................     197,352              545
Other comprehensive
 loss...................                                    (463)
Issuance of common stock
 to employees...........      74,900              731                               (731)
Issuance of 183,700
 treasury shares at
 $17.96 per share.......                        1,561                  1,739
Repayment of employee
 shareholder notes......                                                           7,490
Income tax benefit from
 stock options
 exercised..............                        1,176
Other...................                          (46)
Net income..............                                                                        40,441
                          ----------  ---    --------      -----     -------     -------      --------
Balance at December 31,
 1999...................  57,505,874  $58    $272,944      $(311)    $(1,586)    $(3,387)     $100,196
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

   On June 30, 1997, Hanover issued 10,317,382 shares of common stock for cash of $92,020,000 (net of approximately $1,771,000 of equity issuance costs) in connection with the Company's initial public offering (the Offering).

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

   Included in diluted shares are common stock equivalents relating to options of 3,296,000, 2,460,000 and 2,306,000 in 1999, 1998 and 1997, respectively, and warrants of 712,000, 786,000 and 1,138,000 in 1999, 1998 and 1997,
respectively. The common stock equivalents excluded from the computation of diluted earnings per share as the effect would be anti-dilutive were approximately 212,000 and 292,000 in 1999 and 1998. No common stock equivalents were anti-dilutive in 1997.

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

   In August 1999, the Company purchased the stock of Victoria Compression Services, Inc., Contract Engineering and Operating, Inc. and Unit Partners, Inc. ("CEO") for approximately $16,786,000 in cash, 183,700 shares of the Company's treasury stock valued at $3,300,000 and notes payable of approximately $452,000.

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

                                                   Years Ended December 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
                                                   (unaudited)    (unaudited)
      Revenue.....................................  $    323,002   $    308,870
      Net income..................................        40,412         31,391
      Earnings per common share--basic............  $       0.71   $       0.55
      Earnings per common share--diluted..........  $       0.66   $       0.52

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

   At December 31, 1999 and 1998, the Company's investments in unconsolidated subsidiaries included a 35% interest in Collicutt Mechanical Services, Ltd.; a 35% interest in the Consortium Cosacol/Hanover (the "Consortium"); and a non-controlling 60% interest in the Hanover/Enron Joint Venture. In September 1999, the Company acquired a 20% interest in Meter Acquisition Company LP, LLLP for approximately $2,200,000 and a non-controlling 52.5% interest in Hanover Measurement Services Company, LP for approximately $2,700,000. The Company had a 33% interest in a joint venture with Wartsila Diesel International Ltd., OY that was dissolved in 1999. There were no distributions or dividends received during the years ended December 31, 1998 and 1999. Equity in income of joint ventures was $1,188,000 and $1,369,000 for 1999 and 1998, respectively and a loss of $206,000 for 1997 and is included in other revenues.

   In December 1998, the Company restructured its relationship in the Consortium. The Company purchased all of the capitalized construction from the Consortium for 300,000 shares of Hanover common stock valued at $3,300,000. The capitalized construction was transferred to property, plant and equipment in 1999. In addition, the Company acquired a 10% interest in Cosacol for $2,000,000 in cash.

   In December 1998, the Company advanced $8,000,000 to Transportadora de Gas del Sur S.A., an Argentina company for a 25% interest in a joint venture. In 1999, the Company withdrew from the joint venture and the $8,000,000 was repaid.

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

   Both lease agreements call for variable quarterly rental payments that vary with the London Interbank Offered Rate. The following provides future minimum lease payments under the leasing arrangement exclusive of any guarantee payments (in thousands): 2000--$30,300; 2001--$30,700; 2002--$30,700; 2003--
23,300; 2004--$7,900.

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

9. Income Taxes

   The components of income before income taxes were as follows (in thousands):

                                                        Year ended December 31,
                                                        ------------------------
                                                          1999    1998    1997
                                                        -------- ------- -------
      Domestic......................................... $ 47,741 $39,160 $22,864
      Foreign..........................................   15,845  10,476   5,821
                                                        -------- ------- -------
                                                        $ 63,586 $49,636 $28,685
                                                        ======== ======= =======

                           HANOVER COMPRESSOR COMPANY

                        December 31, 1999, 1998 and 1997


   The provision for income taxes consisted of the following (in thousands):

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
      Current tax expense:
        Federal........................................ $ 6,958 $ 3,421 $ 3,308
        State..........................................   1,412   1,741   1,281
        Foreign........................................   3,379   1,739     492
                                                        ------- ------- -------
          Total current................................  11,749   6,901   5,081
                                                        ------- ------- -------
      Deferred tax expense:
        Federal........................................  10,670  10,312   4,272
        State..........................................     151      85     (23)
        Foreign........................................     575   1,961   1,713
                                                        ------- ------- -------
          Total deferred...............................  11,396  12,358   5,962
                                                        ------- ------- -------
      Total provision.................................. $23,145 $19,259 $11,043
                                                        ======= ======= =======

   The income tax expense for 1999, 1998 and 1997 resulted in effective tax rates of 36.4%, 38.8% and 38.5%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                     Year Ended December 31,
                                                     ------------------------
                                                      1999     1998    1997
                                                     -------  ------- -------
      Federal income tax at statutory rates......... $22,255  $17,373 $10,040
      State income taxes, net of federal income tax
       benefit......................................   1,016    1,187     817
      Foreign income taxes..........................     211       33     226
      Other, net....................................    (337)     666     (40)
                                                     -------  ------- -------
                                                     $23,145  $19,259 $11,043
                                                     =======  ======= =======

   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                              December 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
      Deferred tax assets:
        Net operating losses.............................. $   7,490  $  3,345
        Alternative minimum tax carryforward..............    19,005    13,276
        Other.............................................     2,346     4,457
                                                           ---------  --------
      Gross deferred tax assets...........................    28,841    21,078
                                                           ---------  --------
      Deferred tax liabilities:
        Property, plant and equipment.....................   (82,764)  (58,249)
        Other.............................................   (11,610)   (8,339)
                                                           ---------  --------
      Gross deferred tax liabilities......................   (94,374)  (66,588)
                                                           ---------  --------
                                                           $(65,533)  $(45,510)
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

10. Mandatorily Redeemable Convertible Preferred Securities

   In December 1999, the Company issued $86,250,000 of unsecured 7.25% Manditorily Redeemable Convertible Preferred Securities (the "Convertible Preferred Securities") through Hanover Compressor Capital Trust, a Delaware business trust and wholly owned finance subsidiary of the Company. The Convertible Preferred Securities have a liquidation amount of $50 per unit. The Convertible Preferred Securities mature in 30 years but the Company may redeem the Convertible Preferred Securities partially or in total any time on or after December 20, 2002. The Convertible Preferred Securities also provide for annual cash distributions at the rate of 7.25%, payable quarterly in arrears, however, payments may be deferred up to 20 quarters subject to certain restrictions. During 1999, the Company accrued financing costs of approximately $288,000 related to Convertible Preferred Securities. Each Convertible Preferred Security is convertible into 2.7972 shares of Hanover common stock, subject to adjustment for certain events. The Company has fully and unconditionally guaranteed the Convertible Preferred Securities. The Company incurred transaction costs of approximately $3,310,000 which are included in other assets and will be amortized over the term of the Convertible Preferred Securities.

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

   In addition and in connection with the Company's initial public offering, the Company issued 529,570 shares of common stock to employees at the Offering price of $9.75 in exchange for employee notes receivable.

Other

   As of December 31, 1999, warrants to purchase approximately 688,000 shares of common stock at $.01 per share were outstanding. The warrants expire in August 2005.

   During 1998, the Company initiated a stock buyback program authorized to repurchase up to 900,000 of the Company's outstanding shares to assist with future business acquisitions and for general corporate purposes. In 1998, the Company repurchased 588,400 shares at an average price of $10.11.

   In February 1997, Hanover issued 10,304 shares of common stock for cash to a trust for the benefit of a member of the Company's outside legal counsel.

   See Notes 1, 2, 5 and 12 for a description of other common stock transactions.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 1999, 1998 and 1997


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

   Of the options granted in 1999 and 1998, 700,000 vest 100% on July 1, 2001 and 320,000 vested immediately. The remaining options granted to employees vest over the following schedule, which may accelerate upon a change in the Company's controlling ownership.

      Year 1...............................................................  10%
      Year 2...............................................................  30%
      Year 3...............................................................  60%
      Year 4............................................................... 100%

   The following is a summary of stock option activity for the years ended December 31, 1999, 1998 and 1997:

                                                                Weighted Average
                                                      Shares    Price Per Share
                                                     ---------  ----------------
      Options outstanding, December 31, 1996........ 4,800,348       $ 2.56
        Options granted............................. 2,030,646         9.75
        Options canceled............................    (2,276)        5.28
        Options exercised...........................
                                                     ---------
      Options outstanding, December 31, 1997........ 6,828,718         4.70
                                                     ---------
        Options granted............................. 2,095,366        10.13
        Options canceled............................   (84,008)       10.61
        Options exercised...........................   (49,646)        2.40
                                                     ---------
      Options outstanding, December 31, 1998........ 8,790,430         5.95
                                                     ---------
        Options granted.............................   272,156        13.79
        Options canceled............................   (68,230)        9.72
        Options exercised...........................  (197,352)        2.76
                                                     ---------
      Options outstanding, December 31, 1999........ 8,797,004         6.24
                                                     ---------

Options Outstanding December 31, 1999

   The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

                                                                  Options
                                  Options Outstanding           Exercisable
                            -------------------------------- ------------------
                                        Weighted    Weighted           Weighted
                                         Average    Average            Average
                                        Remaining   Exercise           Exercise
 Range of Exercise Prices    Shares   Life in Years  Price    Shares    Price
 ------------------------   --------- ------------- -------- --------- --------
$0.01--$2.30............... 3,321,806      3.5       $2.23   3,321,806  $2.23
$2.31--$3.48...............   842,842      4.0        2.67     842,842   2.67
$3.49--$5.06...............   256,686      5.8        4.77     256,686   4.77
$5.07--$6.96...............   139,880      6.7        5.94     139,880   5.94
$9.75--$12.50.............. 4,004,458      8.2       10.18   1,008,594   9.82
$12.51--$14.50.............   231,332      9.9       14.50           0   0.00
                            ---------                        ---------
                            8,797,004                        5,569,808
                            =========                        =========

                           HANOVER COMPRESSOR COMPANY

                        December 31, 1999, 1998 and 1997


   The weighted average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $6.10, $4.16 and $4.29, per option during 1999, 1998 and 1997, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

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

   Stock-based compensation costs computed in accordance with FAS 123, would have reduced net income by $2,194,000, $825,000 and $842,000 in 1999, 1998 and
1997, respectively. The pro forma impact on net income would have reduced basic and diluted earnings per share by $.04 in 1999 and $.02 per share in 1998 and 1997. The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

13. Benefit Plans

   The Company's 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. The Company made matching contributions of $399,000 and $273,000 during the years ended December 31, 1999 and 1998, respectively. The Company did not make a matching contribution for the year ended December 31, 1997.

14. Related Party Transactions

   Hanover and GKH Partners, L.P., a major stockholder of the Company, have entered into an agreement (the "GKH Agreement") whereby in exchange for investment banking and financial advisory services rendered and to be rendered by the major stockholder, the Company has agreed to pay a fee to GKH Partners, L.P. equal to .75% of the equity value of the Company determined and payable at such time as (1) a disposition of shares of the Company's common stock resulting in GKH Partners, L.P. owning less than 25% of the outstanding common stock or (2) any other transaction occurs resulting in the effective sale of the Company or its business by the current owners (see Note 18).

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

16. Subsequent Events

   In March 2000, the Company completed a sale and leaseback of certain compression equipment. The leaseback of the equipment will be recorded as an operating lease. Under the agreement, the Company received $100 million proceeds from the sale of the compression equipment at closing and may sell an additional $100 million of equipment to the Trust during the next twelve months. The equipment sold will be leased back by the Company for a five-year period and will continue to be deployed by the Company under its normal operating procedures. Hanover has the option to repurchase the equipment from the Trust at any time and has substantial residual value guarantees.

   In June 2000, the Company completed a 2-for-1 split of its common stock effected in the form of a 100% stock dividend. The Company also increased the number of authorized shares of common stock from 100,000,000 to 200,000,000. All common stock, additional paid-in capital and per share information has been restated for all periods presented to reflect the stock split.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997

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

18. Restatement

   The Company has determined that its obligation to GKH Partners, L.P. for services performed under the GKH Agreement (see Note 14) should have been accrued as a liability over the life of the agreement. The net effect of this restatement was as follows: (1) an increase in selling, general and administrative expenses of $732,000; a decrease in net income of $461,000; and a decrease in earnings per common share of $.01 basic and $.01 diluted for the year ended December 31, 1997 and (2) a reduction in retained earnings at January 1, 1997 for amounts applicable to prior periods of $782,000, net of tax, and a resultant $1,243,000 reduction in retained earnings at December 31, 1999 and 1998.

                           HANOVER COMPRESSOR COMPANY

                 Selected Quarterly Financial Data (unaudited)

   The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                                  1st     2nd     3rd     4th
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
                                                (in thousands, except per share
                                                           amounts)
1999
  Revenue...................................... $64,444 $73,799 $84,462 $94,323
  Gross profit.................................  36,947  38,681  43,373  46,858
  Net income...................................   8,639   8,482  10,388  12,932
  Earnings per common and common equivalent
   share:
    Basic...................................... $  0.15 $  0.15 $  0.18 $  0.23
    Diluted.................................... $  0.14 $  0.14 $  0.17 $  0.21
1998
  Revenue...................................... $61,449 $68,933 $71,796 $79,779
  Gross profit.................................  28,411  31,963  34,841  36,090
  Net income...................................   6,251   6,972   8,048   9,106
  Earnings per common and common equivalent
   share:
    Basic...................................... $  0.11 $  0.12 $  0.14 $  0.16
    Diluted.................................... $  0.10 $  0.12 $  0.13 $  0.15