Form 10-K405
period 2000-12-31
HANOVER COMPRESSOR CO /
filed 2001-04-02
CIK 909413

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For fiscal year ended December 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from            to           .

                           Commission File No. 1-3071

                           Hanover Compressor Company
             (Exact name of registrant as specified in its charter)

                 Delaware                                      76- 0625124
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

Title of class: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Common Stock of the registrant held by nonaffiliates as of March 30, 2001: $1,580,100,000. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

   Number of shares of the Common Stock of the registrant outstanding as of March 30, 2001: 69,022,512 shares.

                      Documents Incorporated by Reference

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2001 (to be filed on or before April 30, 2001) are incorporated by reference into Part III, as indicated herein.

   The Index to Exhibits is on page 19.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition; (2) the introduction of competing technologies by other companies; (3) a prolonged substantial reduction in oil and gas prices which would cause a decline in the demand for our compression and oil and gas production equipment; (4) new governmental safety, health and environmental regulations which could require us to make significant capital expenditures; (5) inability to successfully integrate acquired businesses; and (6) changes in economic or political conditions in the countries in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business

General

   Hanover Compressor Company (the "Company") was incorporated in Delaware in 1990 and is a leading provider of natural gas compression, gas handling and related services in the United States and select international markets. As of December 31, 2000, the Company operated a fleet of 4,840 compression rental units with an aggregate capacity of approximately 2,151,000 horsepower. The Company's compression services are complemented by its compressor and oil and gas production equipment fabrication operations and gas processing, gas treatment, gas measurement and power generation services.

   The Company believes that it currently is the largest natural gas compression company in the United States on the basis of aggregate rental horsepower with 4,410 rental units having an aggregate capacity of approximately 1,741,000 horsepower at December 31, 2000. Internationally, the Company estimates it is one of the largest providers of compression services in the rapidly growing Latin American and Canadian markets, operating 430 units with approximately 410,000 horsepower at December 31, 2000.

   The Company's products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of natural gas. The Company's decentralized operating structure, technically experienced personnel and high quality compressor fleet allow the Company to successfully provide reliable and timely customer service. As a result, the Company has experienced substantial growth over the past five years and has developed and maintained a number of long-term customer relationships. This has enabled the Company to maintain an average horsepower utilization rate of approximately 93% from 1994 to 2000, compared to industry rates, which the Company believes to have been 80% to 85% for this period.

   The Company currently competes primarily in the market for transportable natural gas compression units of up to 4,450 horsepower. This market, which includes rental and owner operated units, accounts for over 14.9 million horsepower in the United States in 1999 and is believed to have grown at a compound annual rate of 8% since 1992. The Company believes that the growth in the domestic gas compression market will continue due to the increased consumption of natural gas, the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, and the discovery of new reserves.

   The rental portion of the domestic gas compression market was estimated to comprise approximately 4.8 million horsepower amounting to 31% of the aggregate U.S. horsepower. Growth of rental compression capacity in the U.S. market is primarily driven by the increasing trend toward outsourcing by energy producers and processors. The Company believes that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer's investment in equipment and enabling the customer to more efficiently resize compression units to meet the changing reservoir conditions. In addition, the Company also believes that outsourcing typically provides the customer with more timely and technically proficient service and necessary maintenance which often reduces operating costs. Internationally, the Company believes similar growth opportunities for compressor rental and sales exist due to (i) increased worldwide energy consumption, (ii) implementation of international environmental and conservation laws preventing the flaring of natural gas, and
(iii) increased outsourcing by energy producers and processors.

Compressor Rental Fleet

   The size and horsepower of the Company's compressor rental fleet owned or operated under lease on December 31, 2000 is summarized in the following table.

                                                    Number
                                                      of   Aggregate     % of
Range of Horsepower per Unit                        Units  Horsepower Horsepower
- ----------------------------                        ------ ---------- ----------
                                                           (in thousands)
0-99............................................... 1,531      124        5.75%
100-199............................................ 1,110      156        7.27%
200-499............................................   869      300       13.96%
500-799............................................   395      280       13.00%
800-1199...........................................   410      424       19.72%
1200-2699..........................................   496      757       35.21%
2700-UP............................................    29      110        5.09%
                                                    -----    -----      ------
  Total............................................ 4,840    2,151      100.00%
                                                    =====    =====      ======

Industry Overview

 Gas Compression

   Typically, compression is required several times during the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage, and throughout the intrastate and interstate pipelines.

   Over the life of an oil or gas well, natural reservoir pressure and deliverability typically decline as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. It is at this time that compression equipment is applied to economically boost the well's production levels and allow gas to be brought to market.

   In addition to such gas field gathering activities, natural gas compressors are utilized in a number of other applications, all of which are intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compressors are used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be removed and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compression equipment is applied to allow the gas to continue to flow in the pipeline to its destination. Additionally, compressors are utilized to re-inject associated gas to lift liquid hydrocarbons artificially which increases the rate of crude oil production from oil and gas wells. Furthermore, compression enables gas to be stored in underground storage reservoirs for subsequent extraction during periods of peak demand. Finally, compressors are often utilized in combination with oil and gas production equipment to process and refine oil and gas into higher value added and more marketable energy sources.

   Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of the equipment, a dedicated local parts inventory, a diversified fleet of natural gas compressors and a highly trained staff of field service personnel are often necessary to perform such functions in the most economic manner. These requirements, however, have typically proven to be an extremely inefficient use of capital and manpower for independent natural gas producers and have caused such firms, as well as natural gas processors and transporters, to increasingly outsource their non-core compression activities to specialists such as the Company.

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

   Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a "skid". A fabricator typically purchases the various compressor components from third party manufacturers, but employs its own engineers and design and labor force.

   In order to meet customers' needs, gas compressor fabricators typically offer a variety of services to their customers including: (i) engineering, fabrication and assembly of the compressor unit; (ii) installation and testing of the unit; (iii) ongoing performance review to assess the need for a change in compression; and (iv) periodic maintenance and replacement parts supply.

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

   Additionally, although natural gas has historically been a more significant source of energy in the United States than in the rest of the world, the Company believes that aggregate foreign natural gas consumption (excluding the former Soviet Union) has recently grown. Despite significant growth in energy demand, most non-U.S. energy markets, until recently, have typically lacked the infrastructure necessary to transport natural gas to local markets, and natural gas historically has been flared at the wellhead. Given recent environmental legislation and the construction of numerous natural gas-fueled power plants built to meet international energy demand, the Company believes that international compression markets are experiencing growth.

   Natural gas is considered to be the "fuel of the future" because it provides the best mix of environmental soundness, economy and availability of any energy source. Rising worldwide energy demand, environmental considerations, the further development of the natural gas pipeline infrastructure and the increasing use of natural gas as a fuel source in power generation are the principal reasons for this steady growth.

   While gas compression and production equipment typically must be highly engineered to meet demanding and unique customer specifications, the fundamental technology of such equipment has been stable and has not been subject to significant technological change.

 Business Segments

   The Company's revenues and income are derived from five business segments (comprising four operating divisions)--domestic compression rentals; international compression rentals; parts, service and used equipment; compressor fabrication; and production and processing equipment fabrication. The domestic and international compression rentals segments have operations primarily in the United States, Canada and South America. For financial data relating to the Company's divisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Notes to the Consolidated Financial Statements.

 Compression Services and Fabrication

   The Company provides its customers with a full range of compressor rental, maintenance and contract compression services. As of December 31, 2000, the Company's gas compressor fleet consisted of 4,840 units, ranging from 24 to 5,000 horsepower per unit. The size, type and geographic diversity of this rental fleet enable the Company to provide its customers with a range of compression units that can serve a wide variety of applications and to select the correct equipment for the job, rather than trying to "fit" the job to its fleet of equipment.

   The Company bases its gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of the contract, and the inclusion of any other services desired, such as installation, transportation and the degree of daily operation. Substantially all of the Company's units are operated pursuant to "contract compression" or "rental with full maintenance" contracts under which the Company performs all maintenance and repairs on such units while under contract. In the United States onshore market, compression rental fleet units are generally leased under contract with minimum terms of six months to two years, which convert to month-to-month at the end of the stipulated minimum period. Historically, the majority of the Company's customers have extended the length of their contracts, on a month-to-month basis, well beyond the initial term. Typically, the Company's compression rental units utilized in offshore and international applications carry substantially longer lease terms than those for onshore domestic applications.

   An essential element to the Company's success is its ability to provide its compression services to customers with contractually committed compressor run-times of between 95% and 98%. Historically, run-time credits have been insignificant, due largely to the Company's rigorous preventive maintenance program and extensive field service network which permits the Company to promptly address maintenance requirements. The Company's rental compressor maintenance activities are conducted at 13 facilities staffed by approximately 700 experienced and factory-trained maintenance personnel both at these facilities and in the field. Such maintenance facilities are situated in close proximity to actual rental fleet deployment to permit superior service response times.

   All rental fleet units are serviced at manufacturers' recommended maintenance intervals, modified as required by the peculiar characteristics of each individual job and the actual operating experience of each compressor unit. Prior to the conclusion of any rental job, the Company's field management evaluates the condition of the equipment and, where practical, corrects any problems before the equipment is shipped out from the job site. Although natural gas compressors generally do not suffer significant technological obsolescence, they do require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes alignment, compression checks, and other parametric checks which indicate a change in the condition of the equipment. In addition, oil and wear-particle analysis is performed on all units prior to their redeployment at specific compression rental jobs. Overhauls are done on a condition-based interval instead of a time-based schedule. In the Company's experience, these rigorous procedures maximize component life and unit availability and minimize avoidable downtime. Typically, the Company overhauls each rental compressor unit for general refurbishment every 36 to 48 months and anticipates performing a comprehensive overhaul of each rental compressor unit every 60 to 72 months. This maintenance program has provided the Company with a highly reliable fleet of compressors in excellent condition.

   The Company's field service mechanics provide all operating and maintenance services for each of the Company's compression units leased on a contract compression or full maintenance basis and are on-call 24 hours a day. Such field personnel receive regular mechanical and safety training both from the Company and its vendors. Each of the Company's field mechanics is responsible for specific compressor unit installations and has at his disposal a dedicated local parts inventory. Additionally, each field mechanic operates from a fully-equipped service vehicle. Each mechanic's field service vehicle is radio or cellular telephone equipped which allows that individual to be the Company's primary contact with the customer's field operations staff and to be contacted at either his residence or mobile phone 24 hours a day. Accordingly, the Company's field service mechanics are given the responsibility to promptly respond to customer service needs as they arise based on the mechanic's trained judgment and field expertise.

   The Company considers itself to be unique in its industry in that its sales and field service organizations enjoy managerial parity within the Company, enabling these two vital organizations to work together in a highly coordinated fashion in order to deliver maximum customer service, responsiveness and reliability. The foundation for the Company's successful field operations effort is the experience and responsiveness of its over 700 member compressor rental field service and shop staff of factory-trained and field-tested compressor mechanics. The Company's field service mechanics are coordinated and supported by regional operations managers who have supervisory responsibility for specific geographic areas.

   The Company's compressor fabrication operations, doing business as Hanover Maintech and Hanover Dresser-Rand (acquired in September 2000), design, engineer and assemble compression units for sale to third parties as well as for placement in its compressor rental fleet. As of December 31, 2000, the Company had a compressor unit fabrication backlog for sale to third parties of $44.5 million compared to $2.2 million as of December 31, 1999. The increase in backlog is primarily attributable to Hanover Dresser-Rand which was acquired in September 2000. Substantially all backlog is expected to be produced within a 90 to 120 day period. In general, units to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis. Components for such compressor units are acquired from third party suppliers.

 Oil and Gas Production Equipment

   The Company, through its operations doing business as Hanover Smith and Hanover Applied Process Solutions, Inc. (acquired in June 2000), design, engineer, fabricate and either sell or occasionally rent a broad range of oil and gas production equipment designed to heat, separate, dehydrate and measure crude oil and natural gas. The product line includes line heaters, oil and gas separators, glycol dehydration units and skid-mounted production packages designed for both onshore and offshore production facilities. The Company generally maintains standard product inventories in excess of $5 million and is therefore able to meet most customers' rapid response requirements and minimize customer downtime. As of December 31, 2000, the Company had a production equipment fabrication backlog of $47.1 million compared to $2.8 million as of December 31, 1999. The increase in backlog is primarily attributable to Hanover Applied Process Solutions, Inc. which was acquired in June 2000. Substantially all backlog is expected to be produced within a 90 to 120 day period. The Company also purchases and reconditions used production equipment which is then sold or rented. As the Company's customers look to the Company to provide an ever-widening array of outsourced services from wellhead to end-user, the Company continues to build on its core business with emerging business opportunities such as turnkey gas treating, gas measurement and power generation sales and services.

 Market and Customers

   The Company's customer base consists of over 1,200 U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. Additionally, the Company has negotiated more than 15 strategic alliances or preferred vendor relationships with key customers pursuant to which the Company receives preferential consideration in customer compressor and oil and gas production equipment procurement decisions in exchange for enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of the Company's consolidated revenues during 2000 or 1999.

   The Company's domestic compressor leasing activities are currently located in Texas, Oklahoma, Arkansas, Louisiana, New Mexico, Mississippi, Alabama, Kansas, Colorado, California, Utah, Illinois, Kentucky, Missouri, Montana, Nebraska, Nevada, New York, Pennsylvania, Tennessee, Virginia, West Virginia, Wyoming and offshore Gulf of Mexico. International locations include Argentina, Venezuela, Colombia, Trinidad, Bolivia, Mexico, Indonesia, Nigeria and Canada. As of December 31, 2000, approximately 14% and 17% of the Company's compressor horsepower was being used in offshore and international applications, respectively.

 Sales and Marketing

   The Company's more than 70 salespeople report to three sales vice presidents. The sales vice presidents report to the Company's Senior Vice President of Sales. The Company's salespeople aggressively pursue the rental and sale market in their respective territories for compressors and production equipment. Each salesperson is assigned a customer list on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. The Company's advertising and promotion strategy is a "concentrated" approach, tailoring specific messages into a very focused presentation methodology.

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

   Upon receipt of a request for proposal or bid by a customer, the Company assigns a team of sales, operations and engineering personnel to analyze the application and prepare a quotation, including selection of the equipment, pricing and delivery date. The quotation is then delivered to the customer, and, if the Company is selected as the vendor, final terms are agreed upon and a contract or purchase order is executed. The Company's engineering and operations personnel also often provide assistance on complex compressor applications, field operations issues or equipment modifications.

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

   Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental units increases in a rental fleet, the number of sales, engineering, administrative and maintenance personnel required does not increase proportionately. As a result, companies such as Hanover with larger rental fleets have relatively lower operating costs and higher margins due to economies of scale.

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

   The Company's compressor fabrication business competes with other fabricators of compressor units. The compressor fabrication business is dominated by a few major competitors, several of which also compete with the Company in the compressor rental business. The Company believes that it is the largest compressor fabrication company in the United States.

   The production equipment business is a highly fragmented business with approximately eight substantial U.S. competitors. Although sufficient information is not available to definitively estimate the Company's relative position in this market, the Company believes that it is among the top three oil and gas production equipment fabricators in the United States.

 Government Regulation

   The Company is subject to various federal, state, local and foreign laws and regulations relating to environment, health and safety, including regulations regarding air emissions, wastewater and stormwater discharges, as well as waste handling and disposal. In addition, certain of the Company's customer service arrangements may require the Company to operate, on behalf of a specific customer, petroleum storage units such as underground tanks, or pipelines and other regulated units, all of which may impose additional compliance obligations. Certain states have or are considering, and the federal government has recently passed, more stringent air emission controls on off-road engines. These laws and regulations may affect the costs of the Company's operations. As with any owner of property, the Company is also subject to clean-up costs and liability for hazardous materials, asbestos, or any other toxic or hazardous substance that may exist on or under any of its properties.

   The Company believes that it is in substantial compliance with environmental laws and regulations and that the phasing in of recent non-road engine air emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   Notwithstanding, the Company may not be in compliance with certain environmental requirements for recently acquired facilities, in part because of its rapid growth through acquisitions. With respect to newly-acquired facilities, it is the Company's practice to investigate environmental compliance issues and address any issues promptly. The Company cannot be certain, however, that all such issues are completely resolved in accordance with applicable environmental regulations prior to the Company taking over operations, although it is the Company's goal to correct any deficiencies as quickly as possible.

   The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the facility or disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, and similar state laws, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. The Company is not currently under any order requiring that the Company undertakes or pays for any cleanup activities, nor is the Company aware of any current environmental claims by the government or private parties against the Company demanding remedial costs or alleging that the Company is liable for such costs. However the Company cannot be certain that it will not receive any such claims in the future.

   The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. The Company must comply with RCRA regulations for any of its operations that involve the generation, management, or disposal of hazardous wastes (such as painting activities or the use of solvents). In addition, to the extent the Company operates underground tanks on behalf of specific customers, such operations may be regulated under RCRA. The Company believes it is in substantial compliance with RCRA and is not aware of any current claims against the Company alleging RCRA violations. The Company cannot be certain, however, that it will not receive such notices of potential liability in the future.

   Stricter standards in environmental legislation that could affect the Company may be imposed in the future, such as more stringent air emission requirements or proposals to make hazardous wastes subject to more stringent and costly handling, disposal and clean-up requirements. While the Company may be able to pass on the additional costs of complying with such laws to its customers, there can be no assurance that attempts to do so will be successful. Accordingly, new laws or regulations or amendments to existing laws or regulations might require the Company to undertake significant capital expenditures and could otherwise have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

Executive Officers

   The following sets forth, as of March 30, 2001, the name, age and business experience for the last five years of each of the executive officers of the Company.

                 Name                 Age               Position
                 ----                 ---               --------
 Michael A. O'Connor.................  65 Chairman of the Board; Director
                                          President and Chief Executive
 Michael J. McGhan...................  46 Officer; Director
 William S. Goldberg.................  42 Chief Financial Officer, Treasurer
                                          and Executive Vice President;
                                          Director
                                          Senior Vice President--Sales and
 Charles D. Erwin....................  40 Marketing
                                          Senior Vice President--Worldwide
 Joe C. Bradford.....................  43 Operations
                                          Senior Vice President--Operations--
 Robert O. Pierce....................  41 Fabrication

   Michael A. O'Connor has served as Chairman of the Board and a director since January 1992. Mr. O'Connor also serves as an officer and a director of our subsidiaries.

   Michael J. McGhan has served as President and Chief Executive Officer since October 1991. Mr. McGhan has served as a director since March 1992. Mr. McGhan also serves as an officer and a director of our subsidiaries.

   William S. Goldberg has served as Chief Financial Officer since May 2000. Mr. Goldberg has served as Executive Vice President and director since May 1991. Mr. Goldberg has been employed by GKH Investments, L.P., a Delaware limited partnership and GKH Private Limited since 1988 and has served as Managing Director of both entities since June 1990. GKH Investments, L.P. is the Company's largest stockholder. Mr. Goldberg also serves as an officer and a director of certain affiliates of the Company. In addition, Mr. Goldberg is a director of DVI, Inc.

   Charles D. Erwin has served as Senior Vice President--Sales and Marketing since May 2000. Prior to being named Senior Vice President, Mr. Erwin had served as a Vice President since October 1990.

   Joe C. Bradford has served as Senior Vice President--Worldwide Operations Development since May 2000. Prior to being named Senior Vice President, Mr. Bradford had served as a Vice President since March 1993.

   Robert O. Pierce has served as Senior Vice President--Operations-- Fabrication since May 2000. Prior to being named Senior Vice President, Mr. Pierce had served as a Vice President since April 1995.

Employees

   As of December 31, 2000, the Company had approximately 2,700 employees, approximately 100 of whom are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

Item 2. Properties

   The Company owns its corporate offices in Houston, Texas, which are housed in a combination corporate office and compressor fabrication complex, including a 192,000 square foot plant located on approximately 28 acres. The Company also owns (i) a 11,700 square foot combination office and maintenance facility located on 6.5 acres in Yukon, Oklahoma, (ii) a 8,000 square foot combination office and maintenance facility situated on 6 acres in Pocola, Oklahoma, (iii) 12,000 square feet of maintenance facilities situated on 3.5 acres in Midland, Texas, (iv) a 5,000 square foot sales and service facility situated on one acre located in Corpus Christi, Texas, (v) a 345,000 square foot manufacturing facility in Davis, Oklahoma, (vi) a 16,750 square foot facility situated on 9.2 acres in Kilgore, Texas, (vii) a 210,000 square foot production equipment manufacturing facility located on 82 acres in Columbus, Texas (viii) a 35,000 square foot combination of office, warehouse and maintenance facility situated on 17 acres in Broussard, Louisiana, (ix) a 19,000 square foot office and maintenance facility located on 15.3 acres in Farmington, New Mexico, (x) a 134,570 square foot facility situated on 13.7 acres in Broken Arrow, Oklahoma,
(xi) a 40,000 square foot facility located on 30 acres in Tulsa, Oklahoma,
(xii) a 33,700 square foot office and maintenance facility located on 2.2 acres in Aldridge, Walsall, United Kingdom, (xiii) a 78,000 square foot combination office and maintenance facility located on 15 acres in Alberta, Canada. The Company also leases a maintenance facility of 19,000 square feet in Victoria, Texas under a five year lease. In addition, the Company has a three year lease on a 190,000 square foot fabrication facility in Houston, Texas with an option to purchase the facility at the end of the lease.

   The Company's executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and its telephone number is (281) 447-8787.

Item 3. Legal Proceedings

   The Company is not currently involved in any material litigation or proceeding and is not aware of any such litigation or proceeding threatened against it.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Common Stock began trading on the New York Stock Exchange on July 1, 1997 under the symbol "HC." The following table sets forth, for the periods indicated, the high and low intraday sales price for the Common Stock, for the periods indicated.

                                                                  High     Low
                                                                 ------- -------
      1999
      First Quarter............................................. $14.000 $ 9.625
      Second Quarter............................................ $17.781 $13.063
      Third Quarter............................................. $19.063 $15.688
      Fourth Quarter............................................ $19.188 $14.031
      2000
      First Quarter............................................. $28.438 $16.906
      Second Quarter............................................ $38.000 $22.719
      Third Quarter............................................. $40.688 $25.250
      Fourth Quarter............................................ $46.063 $28.938

   As of March 30, 2001, there were 69,022,512 shares of Common Stock outstanding, held by approximately 321 stockholders of record.

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

   Set forth below is certain information with respect to all securities of the Company sold by the Company in 2000 which were not registered under the Securities Act of 1933, as amended. Share numbers in the table below have been adjusted to reflect the Company's two-for-one split of its Common Stock effected in June 2000.

                                                                             Underwriting
                   Title and                                                  Discounts
                   Amount  of                                   Aggregate        and      Exemption
Date of Sale       Securities            Purchasers           Offering Price Commissions   Claimed
- ------------     -------------- ----------------------------  -------------- ------------ ---------
May 1, 2000      896,250 shares Janus Aspen Series on behalf  $26,887,500        None     Sec. 4(2)
                 of Common       of its series Janus Aspen
                 Stock           Aggressive Growth Fund
May 1, 2000      1,103,750      Janus Investment Fund on      $33,112,500        None     Sec. 4(2)
                 shares of       behalf of its series Janus
                 Common Stock    Enterprise Fund
June 5, 2000     2,303,294      APS Growth, L.P., Maloney     Issued in          None     Sec. 4(2)
                 shares of      Holding, L.P., Massachusetts  connection
                 Common Stock   Mutual Life Insurance         with the
                                Company, Brad Goebel, David   Company's
                                R. MacKenzie, David Cook,     acquisition of
                                Gary Palmer, Greg Churnik,    Applied
                                Merlin Findlay, Peter         Process
                                Ferner, Scott MacFarlane,     Solutions,
                                Nick Kolebaba, John H.        Inc.
                                Nodwell, Craig Wentworth,
                                Martin A. Lambert, Victoria
                                L. McClenny, Rod Stewart,
                                Gordon Hendley, Heart Boen,
                                Larry Brannan, Glenn
                                Russell, James S. Atkins,
                                Judy Ann Lofton, Mike
                                McCarthy, Kenny Lee Smith,
                                Wesley W. Cowell, William
                                James Row, Robert Williams,
                                Brian Cooper, Charles Dean
                                Guthrie, Dean Poohachow,
                                Jerry Leonard, Lester
                                Phillips, Carolyn Smith,
                                Hamilton Robinson, Jr.,
                                George Jackson Lee, Robert
                                Webb, William Havenstrite,
                                Jr., Gerry Stach, Stephen L.
                                Stone, Danny R. Crawford,
                                Robert Smith, Vera I. Webb
August 31, 2000  2,919,681      Ingersoll-Rand Company        Issued in          None     Sec. 4(2)
                  shares of                                   connection
                  Common Stock                                with the
                                                              Company's
                                                              acquisition of
                                                              the compressor
                                                              services
                                                              division of
                                                              Dresser-Rand
                                                              Company, a
                                                              business unit
                                                              of Ingersoll-
                                                              Rand Company

Item 6. Selected Financial Data

                      SELECTED FINANCIAL DATA (HISTORICAL)

            (Dollars and shares in thousands, except per share data)

   The following table presents certain selected financial data for the Company for each of the five years in the period ended December 31, 2000. The selected financial data have been derived from the audited consolidated financial statements of the Company. The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company.

                                          Year Ended December 31,
                                ----------------------------------------------
                                  2000      1999      1998     1997     1996
                                --------  --------  -------- -------- --------
Income Statement Data:
 Revenues:
 Rentals....................... $254,515  $192,655  $147,609 $100,685 $ 72,897
 Parts, service and used
  equipment....................  151,707    42,518    29,538   10,808    8,269
 Compressor fabrication........   96,838    52,531    67,453   49,764   28,764
 Production and processing
  equipment fabrication........   88,572    28,037    37,466   37,052   26,903
 Gain on sale of other
  assets.......................    4,113     4,062     1,278      189       74
 Gain on change in interest in
  non-consolidated affiliate...      864
 Other.........................    7,220     3,417     3,007      895      637
                                --------  --------  -------- -------- --------
   Total revenues..............  603,829   323,220   286,351  199,393  137,544
                                --------  --------  -------- -------- --------
 Expenses:
 Rentals.......................   87,992    64,949    49,386   35,113   26,012
 Parts, service and used
  equipment....................  103,276    27,916    21,735    6,955    6,321
 Compressor fabrication........   81,996    43,663    58,144   41,584   24,657
 Production and processing
  equipment fabrication........   69,281    20,833    25,781   26,375   19,574
 Selling, general and
  administrative...............   54,606    33,782    26,626   21,514   16,711
 Depreciation and
  amortization.................   52,882    37,337    37,154   28,439   20,722
 Lease expense.................   45,484    22,090     6,173
 Interest expense..............    8,473     8,786    11,716   10,728    6,594
 Distributions on mandatorily
  redeemable convertible
  preferred securities.........    6,369       278
                                --------  --------  -------- -------- --------
   Total expenses..............  510,359   259,634   236,715  170,708  120,591
                                --------  --------  -------- -------- --------
Income before income taxes.....   93,470    63,586    49,636   28,685   16,953
Provision for income taxes.....   34,771    23,145    19,259   11,043    6,730
                                --------  --------  -------- -------- --------
Net income..................... $ 58,699  $ 40,441  $ 30,377 $ 17,642 $ 10,223
                                --------  --------  -------- -------- --------
Other comprehensive (loss)
 income, net of tax:
 Foreign currency translation
  adjustment...................     (146)     (463)      152
                                --------  --------  -------- -------- --------
Comprehensive income........... $ 58,553  $ 39,978  $ 30,529 $ 17,642 $ 10,223
                                ========  ========  ======== ======== ========
Net income available to common
 stockholders:
 Net Income.................... $ 58,699  $ 40,441  $ 30,377 $ 17,642 $ 10,223
 Dividends on Series A and
  Series B preferred stock.....                                         (1,773)
 Series A preferred stock
  exchange.....................                                         (3,794)
 Series B preferred stock
  conversion...................                                         (1,400)
                                --------  --------  -------- -------- --------
Net income available to common
 stockholders.................. $ 58,699  $ 40,441  $ 30,377 $ 17,642 $  3,256
                                ========  ========  ======== ======== ========
Diluted net income per share:
 Net income.................... $ 58,699  $ 40,441  $ 30,377 $ 17,642 $  3,256
 Distributions on mandatorily
  redeemable convertible
  preferred securities, net of
  income tax...................    4,140
                                --------  --------  -------- -------- --------
 Net income for purposes of
  computing diluted net income
  per share.................... $ 62,839  $ 40,441  $ 30,377 $ 17,642 $  3,256
                                ========  ========  ======== ======== ========
Weighted average common and
 common equivalent shares:
 Basic(1)......................   61,831    57,048    56,936   51,246   40,996
                                --------  --------  -------- -------- --------
 Diluted(1)....................   71,192    61,054    60,182   54,690   44,046
                                --------  --------  -------- -------- --------

                                       Year Ended December 31,
                           ---------------------------------------------------
                              2000       1999      1998      1997       1996
                           ----------  --------  --------  ---------  --------
Earnings per common
 share:
 Basic(1)................  $     0.95  $   0.71  $   0.53  $    0.34  $   0.08
                           ==========  ========  ========  =========  ========
 Diluted(1)(2)...........  $     0.88  $   0.66  $   0.50  $    0.32  $   0.07
                           ==========  ========  ========  =========  ========
Other Data:
 EBITDA(3)...............  $  206,678  $132,077  $104,679  $  67,852  $ 44,269
Cashflows provided by
 (used in):
 Operating activities....  $    7,133  $ 68,222  $ 31,147  $  32,219  $ 20,276
 Investing activities....     (44,868)  (92,114)  (14,699)  (164,490)  (87,683)
 Financing activities....      77,589    18,218    (9,328)   129,510    71,740
Balance Sheet Data (end
 of period):
 Working capital.........  $  309,942  $107,966  $113,264  $  58,027  $ 41,513
 Net property, plant and
  equipment..............     583,586   497,465   392,498    394,070   266,406
 Total assets............   1,289,521   756,510   614,590    506,452   341,387
 Long-term debt..........     110,935    69,681   156,943    158,838   122,756
 Mandatorily redeemable
  convertible preferred
  securities.............      86,250    86,250
 Common stockholders'
  equity.................     639,993   367,914   315,470    287,028   176,113

- --------
(1) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.
(2) Diluted earnings per share in 1996 was $.23 per share before the effects of charging retained earnings for $1.8 million relating to dividends on redeemable preferred stock and one-time charges to retained earnings for
    (i) $3.8 million related to the exchange of all Series A preferred stock for subordinated notes and (ii) $1.4 million related to the conversion of all Series B preferred stock to Common Stock.
(3) EBITDA consists of the sum of consolidated net income before interest expense, lease expense, distributions on mandatorily redeemable convertible preferred securities, income tax, and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of its operating performance and is also used to measure the Company's ability to meet debt service requirements. EBITDA should not be considered as an alternative performance measure prescribed by generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

General

   The Company is a leading provider of a broad array of natural gas compression, gas handling and related services in the United States and select international markets. Founded in 1990 and publicly held since 1997, the Company operates the largest compressor rental fleet, in terms of horsepower, in the gas compression industry and provides its services on a rental, contract compression, maintenance and acquisition leaseback basis. In conjunction with the Company's maintenance business, the Company has developed its parts and service business to provide solutions to customers that own their own compression equipment but want to outsource their operations. The Company's compression services are complemented by its compressor and oil and gas production equipment fabrication operations and gas processing and treating, gas measurement and power generation services, which broaden the Company's customer relationships both domestically and internationally. The Company's products and services are essential to the production, gathering, processing, transportation and storage of natural gas and are provided primarily to independent and major producers and distributors of natural gas.

   In September 2000, the Company acquired the compression services division of Dresser-Rand Company for $177 million in cash and common stock, subject to certain post-closing adjustments pursuant to the acquisition agreement which to date have resulted in an increase in the purchase price to approximately $194 million due to increases in net assets acquired. In July 2000, the Company acquired PAMCO Services International for approximately $58 million in cash and notes. In June 2000, the Company acquired Applied Process Solutions, Inc. for 2,303,294 newly issued shares of the Company's common stock. These acquisitions were included in the results of operations from their respective acquisition dates. In addition, the Company completed a two-for-one stock split effected in the form of a 100% stock dividend in June 2000. Accordingly, common stock, additional paid-in capital and all earnings per share information have been restated for all periods presented.

   The following table summarizes revenues, expenses and gross profit percentages for each of the Company's business segments (Dollars in millions):

                                                         Year ended December
                                                                 31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
Revenues:
  Rentals--Domestic..................................... $173.2  $136.5  $107.4
  Rentals--International................................   81.3    56.2    40.2
  Parts, service and used equipment.....................  151.7    42.5    29.5
  Compressor fabrication................................   96.8    52.5    67.5
  Production and processing equipment fabrication.......   88.6    28.0    37.5
  Other.................................................   12.2     7.5     4.3
                                                         ------  ------  ------
    Total............................................... $603.8  $323.2  $286.4
                                                         ======  ======  ======
Expenses:
  Rentals--Domestic..................................... $ 60.3  $ 46.2  $ 36.6
  Rentals--International................................   27.7    18.8    12.8
  Parts, service and used equipment.....................  103.3    27.9    21.7
  Compressor fabrication................................   82.0    43.7    58.1
  Production and processing equipment fabrication.......   69.3    20.8    25.8
                                                         ------  ------  ------
    Total............................................... $342.6  $157.4  $155.0
                                                         ======  ======  ======
Gross profit percentage:
  Rentals--Domestic.....................................   65.2%   66.1%   65.9%
  Rentals--International................................   66.0%   66.6%   68.2%
  Parts, service and used equipment.....................   31.9%   34.3%   26.4%
  Compressor fabrication................................   15.3%   16.8%   13.8%
  Production and processing equipment fabrication.......   21.8%   25.7%   31.2%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

   The Company's total revenues increased by $280.6 million, or 87%, to $603.8 million during 2000 from $323.2 million during 1999. The increase resulted from growth of the Company's natural gas compressor rental fleet and acquisitions completed during 2000.

   Revenues from rentals increased by $61.8 million, or 32%, to $254.5 million during 2000 from $192.7 million during 1999. Domestic revenues from rentals increased by $36.7 million, or 27%, to $173.2 million during 2000 from $136.5 million during 1999. International revenues from rentals increased by $25.1 million, or 45%, to $81.3 million during 2000 from $56.2 million during 1999. At December 31, 2000 the compressor rental fleet consisted of approximately 2,151,000 horsepower, a 48% increase over the 1,458,000 horsepower in the rental fleet at December 31, 1999. Domestically, the rental fleet increased by 560,000 horsepower, or 47%, during 2000 and internationally by 133,000 horsepower, or 48%. The increase in both domestic and international rental revenues resulted primarily from expansion of the Company's rental fleet.

   Revenues from parts, service and used equipment increased by $109.2 million, or 257% to $151.7 million during 2000 from $42.5 million during 1999. This increase is due primarily to increased marketing focus and partially from expansion of business activities through recent acquisitions. Revenues from compressor fabrication increased by $44.3 million, or 84%, to $96.8 million during 2000 from $52.5 million during 1999. An aggregate of 176,000 horsepower was sold during 2000. In addition, 118,000 horsepower was fabricated and placed in the rental fleet during 2000. The increase in horsepower produced during 2000 resulted from an increased demand for compression equipment due to higher natural gas prices.

   Revenues from production and processing equipment fabrication increased by $60.6 million, or 216%, to $88.6 million during 2000 from $28.0 million during 1999. The increase in revenues from production equipment fabrication is due primarily to the acquisition of Applied Process Solutions Inc. in June 2000.

   The Company recognized gains on sales of other assets of $4.1 million during 2000 and 1999. In 2000, the Company obtained certain oil and gas interests and related assets from a customer as payment for trade receivables. The Company exchanged those oil and gas interests with another third party for ownership of certain compression equipment. This exchange resulted in the recognition of a $2.1 million gain. Also in 2000, the Company sold a 25% undivided interest in a power generation plant resulting in the recognition of a $1.3 million gain.

   Other revenues increased by $4.7 million, or 137% to $8.1 million during 2000 from $3.4 million during 1999. The increase was due primarily to the sale of 50% of our ownership interest in a consolidated subsidiary for cash and notes receivable resulting in a gain on disposition of approximately $2.1 million. Equity in earnings in subsidiaries increased by $2.3 million during 2000 to $3.5 million from $1.2 million during 1999. This increase was primarily due to our investment in Hanover Measurement Services Company, LP which was formed in September 1999. In addition, during 2000 the Company recorded a change in interest gain of $0.9 million resulting from an unconsolidated subsidiary stock offering to third parties.

Expenses

   Operating expenses of the rentals segments increased by $23.0 million, or 36% to $88.0 million during 2000 from $65.0 million during 1999. The increase resulted primarily from the corresponding 32% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 65% during 2000 and 66% during 1999. Operating expenses of parts, service and used equipment increased $75.4 million, or 270% to $103.3 million during 2000 from $27.9 million during 1999, which relates to the 257% increase in parts and service revenue. The gross profit percentage from parts, service and used equipment was 32% during 2000 and 34% during 1999. Operating expenses of compressor fabrication increased by $38.3 million, or 88% to $82.0 million from $43.7 million during 1999. The gross profit margin on compression fabrication was 15% during 2000 and 17% during 1999. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company. Production and processing equipment fabrication operating expenses increased by $48.5 million, or 233%, during 2000 to $69.3 million from $20.8 million during 1999. The gross profit margin attributable to production and processing equipment fabrication decreased to 22% during 2000, from 26% during 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of Applied Process Solutions, Inc. in June 2000, which has lower gross margins than the Company has historically experienced.

   Selling, general and administrative expenses increased by $20.8 million, or 62% to $54.6 million during 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with the acquisitions in 2000 and the increase in operating activity in the Company's rentals business segments as described above.

   Depreciation and amortization expense increased by $15.5 million, or 42% during 2000 to $52.9 million. The increase in depreciation from the additions to the rental fleet and acquisitions was offset by the decrease in depreciation as a result of the equipment leases entered into in June 1999 and during 2000.

   Interest expense decreased by $.3 million, or 4% during 2000 to $8.5 million. The decrease in interest expense was due in part to utilization of proceeds from the equipment leases which was used to reduce indebtedness under the Company's credit facility and the capitalization of interest expense on assets that are under construction.

   The Company incurred compression equipment lease expense of $45.5 million during 2000 and $22.1 million during 1999. The increase is due to having a full year of lease expense on the equipment lease entered into in June 1999 and the new equipment leases entered into during 2000. As a result of the equipment leases, the Company expects to incur annual operating leasing expense of approximately $60 million.

Income Taxes

   The provision for income taxes increased by $11.7 million, or 50%, to $34.8 million during 2000 from $23.1 million during 1999. The increase resulted primarily from the corresponding increase in income before taxes. The Company's effective income tax rate was approximately 37.2% during 2000 and 36.4% during 1999. The increase in the effective rate was primarily the result of increased income in foreign tax jurisdictions.

Net Income and Earnings Per Share

   Net income increased $18.3 million, or 45%, to $58.7 million for 2000 from $40.4 million in 1999 for the reasons discussed above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

   The Company's total revenues increased by $36.8 million, or 13%, to $323.2 million during 1999 from $286.4 million during 1998. The increase resulted from growth of the Company's natural gas compressor rental fleet but was offset by decreases in compressor fabrication and production equipment fabrication revenues.

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

   Revenues from parts, service and used equipment increased by $13.0 million, or 44% to $42.5 million during 1999 from $29.5 million during 1998. Revenues from compressor fabrication and sale of compressor equipment to third parties decreased by $15.0 million, or 22%, to $52.5 million during 1999 from $67.5 million during 1998. An aggregate of 147,000 horsepower was sold during 1999. In addition, 130,000 horsepower was fabricated and placed in the rental fleet during 1999. The Company believes the revenue decrease during 1999 was due in part to a project where a customer supplied its own engines, which are typically provided by the Company, and in part to lower energy prices earlier in 1999, which reduced the demand for compressors thereby adversely impacting sales prices.

   Revenues from fabrication and sale of production and processing equipment fabrication decreased by $9.5 million, or 25%, to $28.0 million during 1999 from $37.5 million during 1998 primarily due to the decline in well completions resulting from lower energy prices during the first half of 1999.

   The Company recognized gains on sales of other assets of $4.1 million during 1999 compared to $1.3 million during the 1998.

Expenses

   Operating expenses of the rentals segments increased by $15.6 million, or 32% to $65.0 million during 1999 from $49.4 million during 1998. The increase resulted primarily from the corresponding 31% increase in revenues from rentals over the corresponding period in 1998. The gross profit percentage from rentals was 66% during 1999 and 67% during 1998. Operating expenses of parts, service and used equipment increased $6.2 million, or 28% to $27.9 million during 1999 from $21.7 million during 1998, which relates to the 44% increase in parts, service and used equipment revenue. The gross profit percentage from parts, service and used equipment increased to 35% during 1999 from 26% in 1998. Operating expenses of compressor fabrication decreased by $14.4 million, or 25% to $43.7 million from $58.1 million during 1998. The gross profit margin on compression fabrication increased to 17% during 1999, from 14% during 1998. Production and processing equipment fabrication operating expenses decreased by $5.0 million, or 19%, during 1999 to $20.8 million from $25.8 million during 1998. The decrease in operating expenses is reflective of the corresponding change in production and processing equipment fabrication revenues during 1999. The gross profit margin attributable to production and processing equipment fabrication decreased to 26% during 1999, from 31% during 1998.

   Selling, general and administrative expenses increased by $7.2 million, or 27% to $33.8 million during 1999. The increase is attributable to increased personnel and other administrative and selling expenses associated with the increase in operating activity in the Company's rentals business segments as described above.

   Depreciation and amortization expense increased by $0.2 million, or 1% during 1999 to $37.3 million. The increase in depreciation on the additions to the rental fleet was offset by the decrease in depreciation as a result of the Equipment Leases entered into in July 1998 and June 1999.

   Interest expense decreased by $2.9 million, or 25% during 1999 to $8.8 million. The decrease in interest expense was due in part to utilization of proceeds from the Equipment Lease, which was used to reduce indebtedness under the Bank Credit Agreement and the capitalization of interest expense on assets that are under construction.

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

Net Income and Earnings Per Share

   Net income increased $10.0 million, or 33%, to $40.4 million for 1999 from $30.4 million in 1998 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash balance amounted to $45.5 million at December 31, 2000 compared to $5.8 million at December 31, 1999. Primary sources of cash during 2000 were proceeds of $372.6 million from the equipment leases, approximately $40.4 million of borrowings under the Company's credit facility and proceeds of $59.4 million from a private placement of 2 million newly issued shares of restricted common stock to an institutional investor. Principal uses of cash during the year ended December 31, 2000 were capital expenditures and business acquisitions of $464.7 million.

   Working capital increased to $309.9 million at December 31, 2000 from $108.0 million at December 31, 1999, primarily as a result of increases in accounts receivable, inventories and costs in excess of billings. The increase in the balances is due to an increased level of activity in the Company's lines of business over 1999 and the recent acquisitions. These increases were partially offset by an increase in current liabilities.

   The amount invested in property, plant and equipment including business acquisitions during 2000 was $472.5 million which resulted in the addition of approximately 693,000 horsepower to the rental fleet. At

December 31, 2000, the rental fleet consisted of 1,741,000 horsepower domestically and 410,000 in the international rental fleet. Current plans are to spend approximately $318.3 million for capital expenditures during 2001, exclusive of any major acquisitions. In March 2001, the Company completed its purchase of OEC Compression Corporation for approximately 1,141,000 shares of the Company's common stock and the assumption of approximately $61.9 million in debt.

   Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, equipment lease transactions and raising additional equity. As of December 31, 2000, the Company had approximately $80 million of credit capacity remaining on its $200 million bank credit agreement (7.5% rate at December 31, 2000). In March 2001, the Company received net proceeds of approximately $186 million before expenses from the sale of $192 million aggregate principal amount of the Company's seven-year convertible senior notes. The notes bear interest at 4.75% and are convertible into shares of the Company's common stock at a conversion price of approximately $43.94 per share. Concurrent with the convertible senior notes, the Company issued and sold 2.5 million shares of its common stock with net proceeds to the Company of approximately $84 million before expenses.

New Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. The Company adopted SFAS 133 beginning January 1, 2001, and the initial adoption of SFAS 133 did not have a material effect on the Company's results of operations, cash flows or financial position. However, the impact on our results of operations in the first quarter of 2001 and subsequent periods could be material due to fluctuations in the fair value of an option held by the counterparty to our interest rate swaps which will be recorded in our results of operations until this option is exercised or expires in July 2001.

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The statement was effective for the Company's fourth quarter of 2000. The Company was in compliance with the provisions of SAB No.
101. Therefore, implementation of SAB No. 101 did not have an impact on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At December 31, 2000 and 1999, the fair market value of these interest rate swaps and the options to extend their maturity is approximately $0.2 million and $2.9 million, respectively. At December 31, 2000, the Company is exposed to variable rental rates on the equipment leases it entered into in June 1999 and March, August and October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at year end, the increase in annual leasing expense on these equipment leases would be approximately $4.4 million. The Company does not use derivative financial instruments to mitigate foreign currency risk.

Item 8. Financial Statements and Supplementary Data.

   The financial statements and supplementary information specified by this Item are presented following Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information included or to be included in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders under the captions "Nominees for Election as Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

Item 11. Executive Compensation.

   The information included or to be included under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information included or to be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

   The information included or to be included under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents filed as a part of this report.

     1. Financial Statements. The following financial statements are filed as a part of this report.

   Report of Independent Accountants................................... F-1
   Consolidated Balance Sheet.......................................... F-2
   Consolidated Statement of Income and Comprehensive Income........... F-3
   Consolidated Statement of Cash Flows................................ F-4, F-5
   Consolidated Statement of Stockholders' Equity...................... F-6
   Notes to Consolidated Financial Statements.......................... F-7
   Selected Quarterly Financial Data (unaudited)....................... F-25

   All schedules are omitted because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes.

     2. Exhibits.

 Exhibit
 Number                              Description
 -------                             -----------
   3.1   Certificate of Incorporation of the Hanover Compressor Holding Co.
         (14)[3.1]

   3.2   Certificate of Amendment of Certificate of Incorporation of Hanover
         Compressor Holding Co. dated December 8, 1999 (14)[3.2]

   3.3   Certificate of Amendment of Certificate of Incorporation of Hanover
         Compressor Holding Co. dated July 11, 2000 (14)[3.3]

 Exhibit
 Number                                Description
 -------                               -----------
   3.4   By-laws of Hanover Compressor Company (9)[3.3]

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

 Exhibit
 Number                                Description
 -------                               -----------

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

  10.27  1998 Stock Option Plan (4) [10.7]

  10.28  December 10, 1998 Stock Option Plan (5)

  10.29  1999 Stock Option Plan (5)

  10.30 1998 Amendments to Credit Agreement, dated as of December 15, 1997, with the Chase Manhattan Bank, a New York banking corporation as Administrative Agent and several banks and other financial institutions that are parties thereto (7)[10.35]

  10.31 Lease dated as of June 15, 1999 between Hanover Equipment Trust 1999 and the Company (8)[10.36]

  10.32 Guarantee dated as of June 15, 1999 and made by the Company, Hanover/Smith, Inc., Hanover Maintech, Inc. and Hanover Land Company
         (8) [10.37]

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

 Exhibit
 Number                                Description
 -------                               -----------

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

  10.42  Common Securities Guarantee dated as of December 15, 1999, by Hanover
         Compressor Company, as guarantor (6)[4.11]

  10.43 Lease dated as of March 13, 2000 between Hanover Equipment Trust 2000A and the Hanover Compression Inc. (9) [10.43]

  10.44  Guarantee dated as of March 13, 2000 and made by the Company, Hanover
         Compression Inc. and certain of their Subsidiaries (9) [10.44]

  10.45 Participation Agreement dated as of March 13, 2000 among the Company, the Hanover Equipment Trust 2000A and various banks (9) [10.45]

  10.46 Security Agreement dated as of March 13, 2000 made by the Trust in favor The Chase Manhattan Bank, as agent. (9) [10.46]

  10.47  Assignment of leases, rents and Guarantee from Hanover Equipment Trust
         2000A to The Chase Manhattan Bank dated as of March 13, 2000. (9)
         [10.47]

  10.48  Agreement and Plan of Merger by and among Hanover Compressor Company,
         APSI Acquisition Corporation and Applied Process Solutions, Inc. dated as of May 3, 2000. (10)[10.48]

  10.49  Amendment to Agreement and Plan of Merger by and among Hanover
         Compressor Company, APSI Acquisition Corporation and Applied Process
         Solutions, Inc. dated as of May 31, 2000. (10)[10.49]

  10.50  Amendment No. 2 dated as of October 24, 2000, to Agreement and Plan of
         Merger by and among Hanover Compressor Company, APSI Acquisition
         Corporation and Applied Process Solutions, Inc. (12)[10.50]

  10.51  Purchase Agreement dated as of July 11, 2000 among Hanover Compressor
         Company, Hanover Compression Inc., Dresser-Rand Company and Ingersoll-
         Rand Company (11) [99.2]

  10.52 Agreement and Plan of Merger dated as of July 13, 2000 by and among Hanover Compressor Company, Caddo Acquisition Corporation and OEC
         Compression Corporation. (12)[10.51]

  10.53 Voting and Disposition Agreement dated as of July 13, 2000 by and among Hanover Compressor Company and the holders of common stock of OEC Compression Corporation named therein. (12)[10.52]

  10.54  Amendment No. 1 to Agreement and Plan of Merger dated as of November
         14, 2000 and by and among Hanover Compressor Company. Caddo
         Acquisition Corporation and OEC Compression Corporation (13)[10.51]

  10.55  Management Agreement (13)[10.52]

  10.56  Asset Purchase Agreement made on July 10, 2000 by and among Hanover
         Compressor Company and Stewart & Stevenson Services, Stewart &
         Stevenson Power, Inc. and PAMCO Services International, Inc.
         (13)[10.53]

  10.57  Lease dated as of October 27, 2000 between Hanover Equipment Trust
         2000B and Hanover Compression Inc. (13)[10.54]

 Exhibit
 Number                                Description
 -------                               -----------

  10.58  Guarantee dated as of October 27, 2000 made by Hanover Compressor
         Company, Hanover Compression Inc. and certain subsidiaries (13)[10.55]

  10.59  Participation Agreement dated as of October 27, 2000 among Hanover
         Compression Inc., Hanover Equipment Trust 2000B, The Chase Manhattan
         Bank, National Westminster Bank plc, Citibank N.A., Credit Suisse
         First Boston and the Industrial Bank of Japan as co-agents; Bank
         Hapoalim B.M. and FBTC Leasing Corp., as investors, Wilmington Trust
         Company and various lenders (13)[10.56]

  10.60  Security Agreement dated as of October 27, 2000 made by Hanover
         Equipment Trust 2000B in favor of The Chase Manhattan Bank as agent for the lenders (13)[10.57]

  10.61  Assignment of Leases, Rents and Guarantee dated as of October 27,
         2000, made by Hanover Equipment Trust 2000B in favor of The Chase
         Manhattan Bank as agent for the lenders (13)[10.58]

  10.62  Amendment No. 1 to Management Agreement*

  12.1 Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred dividends*

  21.1   List of Subsidiaries*

  23.1   Consent of PricewaterhouseCoopers LLP*

- --------
 (1) Such exhibit previously filed as an exhibit to the registration Statement (File No. 333-27953) on Form S-1, as amended, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (2) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1997 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (3) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 22, 1998, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (4) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1998, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (5) Compensatory plan or arrangement required to be filed.
 (6) Such exhibit previously filed as an exhibit to the Registration Statement (File No. 333-30344) on Form S-3 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (7) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1998 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (8) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 1999, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (9) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1999 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(10) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(11) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 31, 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference
(12) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(13) Such exhibit previously filed as an exhibit to the Registration Statement (File No. 333-50836) on Form S-4, as amended, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(14) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 5, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference
  * Filed herewith.

     3. Reports on Form 8-K

     (1) A report on Form 8-K was filed on November 9, 2000, which reported under the caption "Item 5--Other Events" Hanover Compressor Company's financial results for the third quarter of 2000. This report included a consolidated statement of income for the company for the three- and nine-month periods ended September 30, 2000 and 1999.

     (2) A report on Form 8-K was filed on November 9, 2000, which reported under the caption "Item 5--Other Events" that Hanover Compressor Company believes that the Wall Street consensus estimates of the company's earnings of $.89 per share for 2000 and $.28 per share for the fourth quarter of 2000 are realizable.

     (3) A report on Form 8-K/A was filed on November 13, 2000, which reported under the caption "Item 7--Financial Statements and Exhibits" the audited historical financial statements of the compression services division of Dresser-Rand Company acquired by the Company in August 2000 and the pro forma financial statements for the business acquired.

     (4) A report on Form 8-K was filed on November 22, 2000, which reported under the caption "Item 7--Financial Statements and Exhibits" certain pro forma financial information, selected historical financial data and pro forma combined condensed financial data of the company giving effect to the company's purchase of the compressor services division of Dresser-Rand Company for the nine months ended September 30, 2000 and the year ended December 31, 1999.

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

Date: March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Michael J. McGhan          President and Chief          March 30, 2001
______________________________________  Executive Officer
          Michael J. McGhan             (Principal Executive
                                        Officer and Director)

       /s/ William S. Goldberg         Chief Financial Officer      March 30, 2001
______________________________________  and Treasurer (Principal
         William S. Goldberg            Financial and Accounting
                                        Officer)

        /s/ Ted Collins, Jr.           Director                     March 30, 2001
______________________________________
           Ted Collins, Jr.

       /s/ Robert R. Furgason          Director                     March 30, 2001
______________________________________
          Robert R. Furgason

         /s/ Melvyn N. Klein           Director                     March 30, 2001
______________________________________
           Melvyn N. Klein

       /s/ Michael A. O'Connor         Director                     March 30, 2001
______________________________________
         Michael A. O'Connor

        /s/ Alvin V. Shoemaker         Director                     March 30, 2001
______________________________________
          Alvin V. Shoemaker

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Hanover Compressor Company

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of cash flows and of common stockholders' equity present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 30, 2001

                           HANOVER COMPRESSOR COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                              December 31,
                                                           --------------------
                                                              2000       1999
                         ASSETS                            ----------  --------
                                                            (in thousands of
                                                           dollars, except for
                                                           par value and share
                                                                amounts)
Current assets:
  Cash and cash equivalents..............................  $   45,484  $  5,756
  Accounts receivable, net...............................     242,526    93,715
  Inventory..............................................     139,248    66,562
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................      38,665     4,782
  Prepaid taxes..........................................      19,948    16,430
  Other current assets...................................      12,384     5,287
                                                           ----------  --------
    Total current assets.................................     498,255   192,532
Property, plant and equipment, net.......................     583,586   497,465
Goodwill, net............................................     141,973    29,791
Intangible and other assets..............................      65,707    36,722
                                                           ----------  --------
      Total assets.......................................  $1,289,521  $756,510
                                                           ==========  ========

                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...................  $    2,423  $ 15,967
  Short-term notes payable...............................      10,073
  Accounts payable, trade................................      88,651    32,308
  Accrued liabilities....................................      49,205    22,065
  Advance billings.......................................      32,292    13,328
  Billings on uncompleted contracts in excess of costs
   and estimated earnings................................       5,669       898
                                                           ----------  --------
    Total current liabilities............................     188,313    84,566
Long-term debt...........................................     110,935    69,681
Other liabilities........................................     158,661    82,566
Deferred income taxes....................................     105,369    65,533
                                                           ----------  --------
    Total liabilities....................................     563,278   302,346
                                                           ----------  --------
Commitments and contingencies (Note 16)
Mandatorily redeemable convertible preferred securities..      86,250    86,250
Common stockholders' equity:
  Common stock, $.001 par value; 200,000,000 shares
   authorized; 66,454,703 and 57,505,874 shares issued
   and outstanding.......................................          66        58
  Additional paid-in capital.............................     483,737   272,944
  Notes receivable--employee stockholders................      (1,531)   (3,387)
  Accumulated other comprehensive income.................        (457)     (311)
  Retained earnings......................................     158,895   100,196
  Treasury stock--75,739 and 167,394 common shares,
   respectively, at cost.................................        (717)   (1,586)
                                                           ----------  --------
    Total common stockholders' equity....................     639,993   367,914
                                                           ----------  --------
      Total liabilities and common stockholder's equity..  $1,289,521  $756,510
                                                           ==========  ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (in thousands,
                                                   except per share amounts)
Revenues and other:
  Rentals......................................... $254,515  $192,655  $147,609
  Parts, service and used equipment...............  151,707    42,518    29,538
  Compressor fabrication..........................   96,838    52,531    67,453
  Production and processing equipment
   fabrication....................................   88,572    28,037    37,466
  Gain on sale of other assets....................    4,113     4,062     1,278
  Equity in income of non-consolidated
   affiliates.....................................    3,518     1,188     1,369
  Gain on change in interest in non-consolidated
   affiliate......................................      864
  Other...........................................    3,702     2,229     1,638
                                                   --------  --------  --------
                                                    603,829   323,220   286,351
                                                   --------  --------  --------
Expenses:
  Rentals.........................................   87,992    64,949    49,386
  Parts, service and used equipment...............  103,276    27,916    21,735
  Compressor fabrication..........................   81,996    43,663    58,144
  Production and processing equipment
   fabrication....................................   69,281    20,833    25,781
  Selling, general and administrative.............   54,606    33,782    26,626
  Depreciation and amortization...................   52,882    37,337    37,154
  Leasing expense.................................   45,484    22,090     6,173
  Interest expense................................    8,473     8,786    11,716
  Distributions on mandatorily redeemable
   convertible preferred securities...............    6,369       278
                                                   --------  --------  --------
                                                    510,359   259,634   236,715
                                                   --------  --------  --------
Income before income taxes........................   93,470    63,586    49,636
Provision for income taxes........................   34,771    23,145    19,259
                                                   --------  --------  --------
Net income........................................   58,699    40,441    30,377
                                                   --------  --------  --------
Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustment.........     (146)     (463)      152
                                                   --------  --------  --------
Comprehensive income.............................. $ 58,553  $ 39,978  $ 30,529
                                                   ========  ========  ========
Diluted net income per share:
  Net income...................................... $ 58,699  $ 40,441  $ 30,377
  Distributions on mandatorily redeemable
   convertible preferred securities, net of tax...    4,140
                                                   --------  --------  --------
Net income for purposes or computing diluted net
 income per share................................. $ 62,839  $ 40,441  $ 30,377
                                                   ========  ========  ========
Weighted average common and common equivalent
 shares outstanding:
  Basic...........................................   61,831    57,048    56,936
                                                   ========  ========  ========
  Diluted.........................................   71,192    61,054    60,182
                                                   ========  ========  ========
Earnings per common share:
  Basic........................................... $   0.95  $   0.71  $   0.53
                                                   ========  ========  ========
  Diluted......................................... $   0.88  $   0.66  $   0.50
                                                   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                 (in thousands of dollars)
Cash flows from operating activities:
  Net income.................................. $  58,699  $  40,441  $  30,377
  Adjustments:
    Depreciation and amortization.............    52,882     37,337     37,154
    Amortization of debt issuance costs and
     debt discount............................       550        884        852
    Bad debt expense..........................     3,198      1,475        349
    Gain on sale of property, plant and
     equipment................................   (16,696)    (5,927)    (2,552)
    Equity in income of nonconsolidated
     affiliates...............................    (3,518)    (1,188)    (1,369)
    Gain on change in interest in non-
     consolidated affiliate...................      (864)
    Deferred income taxes.....................    30,807     11,396     12,358
    Changes in assets and liabilities,
     excluding business combinations:
      Accounts receivable.....................  (109,653)   (23,974)   (28,337)
      Inventory...............................   (32,580)    (1,918)   (24,169)
      Costs and estimated earnings versus
       billings on uncompleted contracts......   (21,653)     3,293     (3,000)
      Accounts payable and other liabilities..    48,193     11,969     14,358
      Advance billings........................    (4,031)     3,634      2,942
      Other...................................     1,799     (9,200)    (7,816)
                                               ---------  ---------  ---------
        Net cash provided by operating
         activities...........................     7,133     68,222     31,147
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures........................  (268,103)  (282,940)  (169,498)
  Proceeds from sale of property, plant and
   equipment..................................   425,144    223,037    208,644
  Cash used for business acquisitions, net....  (196,562)   (35,311)   (42,581)
  Cash returned from unconsolidated
   subsidiary.................................                8,000
  Cash used to acquire investments in
   unconsolidated subsidiaries................    (5,347)    (4,900)   (11,264)
                                               ---------  ---------  ---------
        Net cash used in investing
         activities...........................   (44,868)   (92,114)   (14,699)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving
   credit facility............................    40,400    (64,400)    (4,700)
  Proceeds from issuance of long-term debt....                           2,825
  Issuance of common stock, net...............    59,400
  Proceeds from mandatorily redeemable
   convertible preferred securities, net......               82,940
  Proceeds from warrant conversions and stock
   options exercises..........................     3,608        545        121
  Repayment of long-term debt and short-term
   notes......................................   (27,695)    (8,357)    (2,226)
  Purchase of treasury stock..................                          (5,950)
  Repayments of shareholder notes.............     1,876      7,490        602
                                               ---------  ---------  ---------
        Net cash provided by (used in)
         financing activities.................    77,589     18,218     (9,328)
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash and
 equivalents..................................      (126)       (73)      (178)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    39,728     (5,747)     6,942
Cash and cash equivalents at beginning of
 year.........................................     5,756     11,503      4,561
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  45,484  $   5,756  $  11,503
                                               =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   ---------  -------  --------
                                                   (in thousands of dollars)
Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized amounts......  $   8,874  $ 7,897  $ 10,992
                                                   =========  =======  ========
  Income taxes paid..............................  $   1,639  $12,065  $  2,249
                                                   =========  =======  ========
Supplemental disclosure of noncash transactions:
  Debt issued for property, plant and equipment..  $  12,922
                                                   =========

  Assets sold in exchange for note receivable....  $   2,783  $ 3,538  $  1,500
                                                   =========  =======  ========
  Common stock issued in exchange for notes
   receivable....................................             $   731
                                                              =======
Acquisitions of businesses:
  Property, plant and equipment acquired.........  $ 202,893  $39,105  $ 31,015
                                                   =========  =======  ========
  Other assets acquired, net of cash acquired....  $  89,989  $ 2,784  $  4,320
                                                   =========  =======  ========
  Goodwill.......................................  $ 117,262  $ 6,927  $ 20,680
                                                   =========  =======  ========
  Liabilities assumed............................  $ (64,679) $(1,578) $ (1,261)
                                                   =========  =======  ========
  Deferred taxes.................................  $  (9,029) $(8,627) $(12,174)
                                                   =========  =======  ========
  Treasury and common stock issued...............  $(139,874) $(3,300) $ (3,300)
                                                   =========  =======  ========


   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2000, 1999 and 1998

                                                        Accumulated               Notes
                            Common stock    Additional     other               receivable-
                          -----------------  paid-in   comprehensive Treasury    employee   Retained
                            Shares   Amount  capital      income      stock    stockholders earnings
                          ---------- ------ ---------- ------------- --------  ------------ --------
Balance at January 1,
 1998...................  56,734,338  $57    $268,559                $  (218)    $(10,748)  $ 29,378
Conversion of warrants..     396,960
Exercise of stock
 options................      49,646              120
Other comprehensive
 income.................                                   $ 152
Purchase of 588,400
 treasury shares, at
 cost...................                                              (5,950)
Issuance of 300,000
 treasury shares at
 $11.00 per share.......                          457                  2,843
Repayment of employee
 shareholder notes......                                                              602
Other...................                         (159)
Net income..............                                                                      30,377
                          ----------  ---    --------      -----     -------     --------   --------
Balance at December 31,
 1998...................  57,180,944  $57    $268,977      $ 152     $(3,325)    $(10,146)  $ 59,755
Conversion of warrants..      52,678    1
Exercise of stock
 options................     197,352              545
Other comprehensive
 loss...................                                    (463)
Issuance of common stock
 to employees...........      74,900              731                                (731)
Issuance of 183,700
 treasury shares at
 $17.96 per share.......                        1,561                  1,739
Repayment of employee
 shareholder notes......                                                            7,490
Income tax benefit from
 stock options
 exercised..............                        1,176
Other...................                          (46)
Net income..............                                                                      40,441
                          ----------  ---    --------      -----     -------     --------   --------
Balance at December 31,
 1999...................  57,505,874  $58    $272,944      $(311)    $(1,586)    $ (3,387)  $100,196
                          ----------  ---    --------      -----     -------     --------   --------
Conversion of warrants..     684,770
Exercise of stock
 options................     994,572  $ 1       3,607
Other comprehensive
 loss...................                                    (146)
Issuance of common
 stock, net.............   2,000,000    2      59,398
Issuance of common stock
 for acquisitions.......   5,269,487    5     136,569
Issuance of 91,727
 treasury shares at
 $35.98 per share.......                        2,431                    869
Repayment of employee
 shareholder notes......                                                            1,876
Income tax benefit from
 stock options
 exercised..............                        8,813
Other...................                          (25)                                (20)
Net income..............                                                                      58,699
                          ----------  ---    --------      -----     -------     --------   --------
Balance at December 31,
 2000...................  66,454,703  $66    $483,737      $(457)    $  (717)    $ (1,531)  $158,895
                          ----------  ---    --------      -----     -------     --------   --------

                           HANOVER COMPRESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

1. The Company, Business and Significant Accounting Policies

   Hanover Compressor Company and its subsidiaries ("Hanover" or the "Company") is a leading provider of a broad array of natural gas compression, gas handling and related services in the United States and international markets. Hanover provides compressor fabrication and oil and gas production equipment fabrication operations in addition to gas processing, gas treatment, gas measurement and power generation services to complement its compression services. Hanover was founded in 1990 and is a Delaware corporation. In December 1999, the Company adopted a holding company structure and merged into the new holding company that assumed the name of Hanover Compressor Company. The charter and by-laws of the new holding company are substantially the same as the old Company.

 Principles of Consolidation

   The accompanying consolidated financial statements include Hanover and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated entities in which the Company owns more than a 20% interest and does not have a controlling interest are accounted for using the equity method.

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

 Revenue Recognition

   Revenue from equipment rentals is recorded when earned over the period of rental and maintenance contracts which generally range from one month to five years. Parts, service and used equipment revenue is recorded as products are delivered or services are performed for the customer.

   Compressor, production and processing equipment fabrication revenue is recognized using the percentage-of-completion method. The Company estimates percentage-of-completion for compressor and processing equipment fabrication on a direct labor hour-to-total labor hour basis. Production equipment fabrication percentage-of-completion is estimated using the cost-to-total cost basis.

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The Company believes that the credit risk in temporary cash investments that the Company has with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities throughout the world. The Company reviews the financial condition of customers prior to extending credit and generally does not obtain collateral for receivables. Payment terms are on a short-term basis and in accordance with industry standards.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998

The Company considers this credit risk to be limited due to these companies' financial resources. Trade accounts receivable is recorded net of estimated doubtful accounts of $3,265,000 and $1,730,000 at December 31, 2000 and 1999, respectively.

 Inventory

   Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method.

 Property, Plant and Equipment

   Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

      Compression equipment and facilities........................ 4 to 25 years
      Buildings...................................................      30 years
      Transportation, shop equipment and other ................... 3 to 12 years

   Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, retired or otherwise disposed of, the cost, net of accumulated depreciation is recorded in parts, service and used equipment expenses. Sales proceeds are recorded in parts, service and used equipment revenues. Interest is capitalized in connection with the compression equipment and facilities that are constructed for the Company's use in its rental operations. The capitalized interest is recorded as part of the assets to which it relates and is amortized over the asset's estimated useful life.

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

 Goodwill

   The excess of cost over net assets of acquired businesses is recorded as goodwill and amortized on a straight-line basis over 15 or 20 years commencing on the dates of the respective acquisitions. Accumulated amortization was $8,902,000 and $3,822,000 at December 31, 2000 and 1999, respectively.
Amortization of goodwill totaled $5,080,000, $2,048,000 and $981,000 in 2000, 1999 and 1998, respectively.

 Stock-Based Compensation

   In accordance with Statement of Financial Accounting Standards No. 123 (FAS
123) "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998

compensation plans using the intrinsic value method prescribed in APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and has provided in Note 13, pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

 Income Taxes

   The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments that would change the tax law or rates. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

 Earnings Per Common Share

   Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock and convertible securities.

   Included in diluted shares are common stock equivalents relating to options of 4,258,000, 3,296,000 and 2,460,000 in 2000, 1999 and 1998, respectively, warrants of 277,000, 712,000 and 786,000 in 2000, 1999 and 1998, respectively and mandatorily redeemable convertible preferred securities of 4,826,000 in 2000. The common stock equivalents excluded from the computation of diluted earnings per share as the effect would be anti-dilutive were approximately 212,000 and 292,000 in 1999 and 1998.

 Comprehensive Income

   Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. Accumulated other comprehensive income consists of the foreign currency translation adjustment.

 Financial Instruments

   The Company utilizes off-balance sheet derivative financial instruments with the principal objective being to minimize the risks and/or costs associated with financial and global operating activities by managing its exposure to interest rate fluctuation on a portion of its variable rate debt and leasing obligations. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company designates and assigns the financial instruments as hedges of specific assets, liabilities or anticipated transactions. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. The cash flow

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998

from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. The carrying amounts reported in the balance sheet for all financial instruments approximate fair value. See Notes 8 and 9.

 Accounting for Derivatives

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. The Company adopted SFAS 133 beginning January 1, 2001, and the initial adoption of SFAS 133 did not have a material effect on the Company's results of operations, cash flows or financial position. However, the impact on our results of operations in the first quarter of 2001 and subsequent periods could be material due to fluctuations in the fair value of an option held by the counterparty to our interest rate swaps which will be recorded in our results of operations until this option is exercised or expires in July 2001.

 Reclassifications

   Certain amounts in the prior years' financial statements have been reclassified to conform to the 2000 financial statement classification. These reclassifications have no impact on net income.

2. Business Combinations

   Acquisitions were accounted for under the purchase method of accounting. Results of operations of companies acquired are included from the dates of such acquisitions. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based upon fair value estimates thereof. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies for each acquisition but does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised purchase price allocation. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods the adjustments are determined. The Company's management does not believe potential deviations between its estimates and actual values to be material.

 Year Ended December 31, 2000

   In November 2000, the Company purchased the common stock of Servicios TIPSA S.A. for approximately $7,175,000 in cash and a $7,750,000 note payable. The note payable was repaid in January 2001.

   In September 2000, the Company purchased the Dresser-Rand Company's compression services ("DR") division for $177,000,000 including approximately $1,200,000 of acquisition costs. Under the terms of the agreement, $95,000,000 of the purchase price was paid in cash with the balance being paid through the issuance to Ingersoll-Rand of 2,919,681 shares of the Company's newly issued restricted common stock. The estimated value of the stock issued was approximately $80,539,000, based upon quoted market price for the Company's common stock reduced by a discount due to the restriction on the stock's marketability based upon a third party appraisal. The purchase price is subject to certain post-closing adjustments pursuant to the

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998

acquisition agreement which have resulted in a $16,562,000 increase in the purchase price due to increases in the net assets acquired. The final purchase price is still subject to adjustments which the Company expects will not exceed approximately $10,000,000. In connection with the acquisition, the Company has agreed to purchase under normal business terms $25,000,000 worth of products, goods and services from Dresser-Rand Company over a three-year period beginning December 2001.

   In September 2000, the Company acquired the common stock of Gulf Coast Dismantling, Inc. for approximately $2,947,000 in cash and 9,512 shares of the Company's treasury stock valued at $300,000.

   In July 2000, the Company completed its acquisition of PAMCO Services International's natural gas compressor assets for approximately $45,210,000 in cash and a $12,922,000 note payable due on April 10, 2001. The note is payable periodically as idle horsepower is contracted. Approximately $10,599,000 of the note payable was repaid in 2000. In connection with the acquisition, the Company agreed to purchase under normal business terms specified levels of equipment over a three-year period beginning October 2000.

   In June 2000, the Company purchased common stock of Applied Process Solutions, Inc. ("APSI") for 2,303,294 shares of the Company's common stock and assumption of $16,030,000 of APSI's outstanding debt. The estimated value of the stock issued was approximately $54,816,000, based upon quoted market price for the Company's common stock reduced by a discount due to the restriction on the stock's marketability based upon a third party appraisal. The assumed debt has been repaid.

   In June 2000, the Company purchased the assets of Rino Equipment, Inc. and K&K Compression, Ltd. for approximately $15,679,000 in cash and 54,810 shares of the Company's treasury stock valued at $2,000,000.

   In June 2000, the Company purchased the common stock of Compression Components Corporation for approximately $7,972,000 in cash and 27,405 shares of the Company's treasury stock valued at $1,000,000.

   In March 2000, the Company purchased the common stock of Southern Maintenance Services, Inc. ("SMS") for approximately $1,500,000 in cash, 46,512 shares of the Company's common stock valued at $1,000,000 and $1,000,000 in notes payable that mature on March 1, 2003.

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

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


 Pro Forma Information

   The pro forma information set forth below assumes the acquisitions of APSI and DR in 2000 and the 1999 acquisitions are accounted for had the purchases occurred at the beginning of 1999. The remaining acquisitions were not considered material for pro forma purposes. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                      Years Ended December 31,
                                                     ---------------------------
                                                        2000        1999
                                                     ----------- -----------
                                                     (unaudited) (unaudited)
   Revenue..........................................  $699,260    $562,184
   Net income.......................................    57,481      47,438
   Earnings per common share--basic.................      0.89        0.76
   Earnings per common share--diluted...............      0.83        0.72

3. Inventory

   Inventory consisted of the following amounts (in thousands):

                                                                  2000    1999
                                                                -------- -------
   Parts and supplies.......................................... $ 87,114 $44,058
   Work in progress............................................   47,193  18,677
   Finished goods..............................................    4,941   3,827
                                                                -------- -------
                                                                $139,248 $66,562
                                                                ======== =======

4. Compressor and Production Equipment Fabrication Contracts

   Costs, estimated earnings and billings on uncompleted contracts are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Costs incurred on uncompleted contracts................... $ 72,811  $11,041
   Estimated earnings........................................   12,594    2,150
                                                              --------  -------
                                                                85,405   13,191
   Less--billings to date....................................  (52,409)  (9,307)
                                                              --------  -------
                                                              $ 32,996  $ 3,884
                                                              ========  =======

   Presented in the accompanying financial statements as follows (in thousands):

                                                               December 31,
                                                              ---------------
                                                               2000     1999
                                                              -------  ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................... $38,665  $4,782
   Billings on uncompleted contracts in excess of costs and
    estimated earnings.......................................  (5,669)   (898)
                                                              -------  ------
                                                              $32,996  $3,884
                                                              =======  ======

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


5. Property, plant and equipment

   Property, plant and equipment consisted of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Compression equipment and facilities..................... $587,387  $520,403
   Land and buildings.......................................   35,233    19,000
   Transportation and shop equipment........................   44,202    27,616
   Other....................................................   15,279    10,029
                                                             --------  --------
                                                              682,101   577,048
   Accumulated depreciation.................................  (98,515)  (79,583)
                                                             --------  --------
                                                             $583,586  $497,465
                                                             ========  ========

   Depreciation expense was $46,211,000, $34,696,000 and $35,768,000 in 2000,
1999 and 1998, respectively. Assets under construction of $24,777,000 and $18,937,000 are included in compression equipment at December 31, 2000 and 1999, respectively. In 2000 and 1999, $1,535,000 and $1,533,000 of interest cost was capitalized. No interest was capitalized for 1998.

6. Intangible and Other Assets

   Intangible and other assets consisted of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Investments in unconsolidated subsidiaries................. $27,728  $18,892
   Deferred debt issuance and other transactions costs........  15,591   10,317
   Notes receivable...........................................  14,975    9,214
   Other......................................................  12,828    1,862
                                                               -------  -------
                                                                71,122   40,285
   Accumulated amortization...................................  (5,415)  (3,563)
                                                               -------  -------
                                                               $65,707  $36,722
                                                               =======  =======

   Amortization of intangible and other assets totaled $1,591,000, $593,000 and $405,000 in 2000, 1999 and 1998, respectively, exclusive of amortization of debt issuance costs.

   The Company holds a non-controlling 60% interest in the Hanover/Enron Joint Venture. In September 2000, the Company acquired a 25% interest in the Hampton Roads Joint Venture for the purpose of owning and operating a gas processing facility in Nigeria for $1,250,000. In June 2000, the Company sold 50% of the common stock of its wholly-owned Venezuelan subsidiary, Servicompressores, to Gaspetrol International S.A., an affiliate of Cosacol, for $3,133,000. The sale price was comprised of $350,000 in cash and a note receivable of $2,783,000 that is payable over 5 years at the greater of $300,000 per year or 50% of the profits of Servicompressores. The balance is due in June 2005. The transaction resulted in a gain of $2,133,000. In June 2000, the Company sold a 25% undivided interest in a power generation plant for $5,000,000 resulting in a gain on disposition of approximately $1,300,000.

   In May 2000, the Company acquired 10% of the common stock of Aurion Technologies, Inc. ("Aurion") for $2,511,000 in cash. Aurion sells and services remote monitoring equipment and software. The investment is accounted for using the cost method.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   In September 1999, the Company acquired a 20% interest in Meter Acquisition Company LP, LLLP for approximately $2,200,000 and a non-controlling 52.5% interest in Hanover Measurement Services Company, LP for approximately $2,700,000.

   In December 1998, the Company restructured its relationship in the Consortium Cosacol/Hanover (the "Corsortium"), a joint venture in which the Company owned a 35% interest. The Company purchased all of the capitalized construction from the Consortium for 300,000 shares of Hanover common stock valued at $3,300,000. The capitalized construction was transferred to property, plant and equipment in 1999. In addition, the Company acquired a 10% interest in Cosacol for $2,000,000 in cash. During 2000, the Company acquired the remaining 65% interest in the Consortium for $600,000.

   In November 1997, Hanover acquired 35% of the common stock of Collicutt Mechanical Services, Ltd. ("CMS") for approximately $5,608,000 in cash. The investment is accounted for using the equity method of accounting. The excess of the Company's investment over the underlying net equity of $703,000 is being amortized on a straight-line basis over ten years and is included in other assets at December 31, 2000 and 1999. During 2000, CMS sold additional shares that reduced the Company's ownership percentage to approximately 24%, accordingly, a change in interest gain of $864,000 was recorded in the statement of income.

   The notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business. The notes vary in length, bear interest at rates ranging from prime to 15% and are collateralized by equipment.

7. Accrued Liabilities

   Accrued liabilities are comprised of the following (in thousands):

                                                                December 31,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
   Accrued salaries, bonuses and other employee benefits...... $ 5,039 $ 1,893
   Accrued income and other taxes.............................   1,400   8,033
   Accrued leasing expense....................................   3,389   3,496
   Accrued warranty...........................................   1,607     758
   Additional purchase price for DR (Note 2)..................  16,562
   Accrued other..............................................  21,208   7,885
                                                               ------- -------
                                                               $49,205 $22,065
                                                               ======= =======

8. Long-Term Debt

   Long-term debt consisted of the following (in thousands):

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Revolving credit facility............................... $102,500  $ 62,100
   Subordinated promissory notes, net of unamortized
    discount of $0 and $289................................             15,364
   Real estate mortgage, interest at 7.5%, collateralized
    by certain land and buildings, payable through 2002....    4,000     4,250
   Other, interest at various rates, collateralized by
    equipment and other assets, net of unamortized
    discount...............................................    6,858     3,934
                                                            --------  --------
                                                             113,358    85,648
   Less--current maturities................................   (2,423)  (15,967)
                                                            --------  --------
                                                            $110,935  $ 69,681
                                                            ========  ========

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   The Company's primary credit agreement provides for a $200,000,000 revolving credit facility that matures on December 17, 2002. Advances bear interest at the bank's prime or a negotiated rate (7.5% and 7.7% at December 31, 2000 and 1999, respectively). A commitment fee of 0.35% per annum on the average available commitment is payable quarterly. The credit agreement contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. The credit agreement also limits the payment of cash dividends on the Company's common stock to 25% of net income for the respective period.

   The subordinated promissory notes matured and were repaid on December 31, 2000. Approximately $11,191,000 of the subordinated promissory notes were owed to related parties and the Company incurred interest to these parties of $784,000 during 2000, 1999 and 1998.

   Maturities of long-term debt at December 31, 2000 are (in thousands of dollars): 2001--$2,423; 2002--$107,456; 2003 $670; 2004--$600; 2005--$435 and
$1,774 thereafter.

9. Leasing Transactions

   In October 2000, the Company completed a $172,589,000 sale and lease back of certain compression equipment. In March 2000, the Company entered into a separate $200,000,000 sale and lease back of certain compression equipment. Under the March agreement, the Company received $100,000,000 proceeds from the sale of compression equipment at closing and in August 2000, the Company completed the second half of the equipment lease and received an additional $100,000,000 for the sale of additional compression equipment. In June 1999 and in July 1998 the Company completed two other separate $200,000,000 sale and lease back transactions of certain compression equipment. All transactions are recorded as a sale and lease back of the equipment and are recorded as operating leases. Under all the lease agreements, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment at fair market value. The Company has substantial residual value guarantees under the lease agreements that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of the Company's purchase options. Any gains on the sale of the equipment are deferred until the end of the respective lease terms. Should the Company not exercise its purchase options under the lease agreements, the deferred gains will be recognized to the extent they exceed any residual value guarantee payments and any other items required under the lease agreements. The Company incurred transaction costs of approximately $4,532,000, $1,799,000 and $1,423,000 for the 2000, 1999 and 1998 transactions, respectively. These costs are included in intangible and other assets and are being amortized over the respective lease terms. The following table summarizes the proceeds, net book value of equipment sold, deferred gain on equipment sale and the residual value guarantee for each equipment lease (in thousands of dollars):

                                        Sale   Net Book Deferred    Residual
   Lease                              Proceeds  Value     Gain   Value Guarantee
   -----                              -------- -------- -------- ---------------
   July 1998......................... $200,000 $158,007 $41,993     $167,000
   June 1999.........................  200,000  162,014  37,986      166,000
   March and August 2000.............  200,000  162,522  37,478      166,000
   October 2000......................  172,589  134,918  37,671      142,299

   The lease agreements call for variable quarterly rental payments that vary with the London Interbank Offering Rate. The future minimum lease payments under the leasing agreements exclusive of any residual value guarantee payments (in thousands of dollars): 2001--$59,100; 2002--$60,100; 2003--$52,000; 2004--
$36,600; 2005--$15,400.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   In July 1998 and in connection with the 1998 lease agreement, the Company entered into two swap transactions to manage lease rental exposure with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The differential paid or received on the swap transactions is recognized as an adjustment to leasing expense. These swap transactions expire in July 2001 unless they are extended for an additional two year term at the option of the counterparty. The counterparty to this contractual arrangement is a major financial institution with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by this counterparty. The fair value of these interest rate swaps and the options to extend their maturity is approximately $241,000 at December 31, 2000.

10. Income Taxes

   The components of income before income taxes were as follows (in thousands):

                                                         Year ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   Domestic............................................. $73,206 $47,741 $39,160
   Foreign..............................................  20,264  15,845  10,476
                                                         ------- ------- -------
                                                         $93,470 $63,586 $49,636
                                                         ======= ======= =======

   The provision for income taxes consisted of the following (in thousands):

                                                       Year ended December 31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
   Current tax expense (benefit):
     Federal.......................................... $ 6,026  $ 6,958 $ 3,421
     State............................................     499    1,412   1,741
     Foreign..........................................  (2,561)   3,379   1,739
                                                       -------  ------- -------
       Total current..................................   3,964   11,749   6,901
                                                       -------  ------- -------
   Deferred tax expense:
     Federal..........................................  19,209   10,670  10,312
     State............................................              151      85
     Foreign..........................................  11,598      575   1,961
                                                       -------  ------- -------
       Total deferred.................................  30,807   11,396  12,358
                                                       -------  ------- -------
   Total provision.................................... $34,771  $23,145 $19,259
                                                       =======  ======= =======

   The income tax expense for 2000, 1999 and 1998 resulted in effective tax rates of 37.2%, 36.4% and 38.8%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                      Year ended December 31,
                                                      ------------------------
                                                       2000    1999     1998
                                                      ------- -------  -------
   Federal income tax at statutory rates............. $32,715 $22,255  $17,373
   State income taxes, net of federal income tax
    benefit..........................................     324   1,016    1,187
   Foreign income taxes..............................   1,241     211       33
   Other, net........................................     491    (337)     666
                                                      ------- -------  -------
                                                      $34,771 $23,145  $19,259
                                                      ======= =======  =======

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                             December 31,
                                                          --------------------
                                                             2000       1999
                                                          ----------  --------
   Deferred tax assets:
     Net operating losses................................ $   25,893  $  7,490
     Alternative minimum tax carryforward................     17,123    19,005
     Other...............................................      3,265     2,346
                                                          ----------  --------
   Gross deferred tax assets.............................     46,281    28,841
   Deferred tax liabilities:
     Property, plant and equipment.......................   (145,892)  (82,764)
     Other...............................................     (5,758)  (11,610)
                                                          ----------  --------
   Gross deferred tax liabilities........................   (151,650)  (94,374)
                                                          ----------  --------
                                                          $(105,369)  $(65,533)
                                                          ==========  ========

   The Company has net operating loss carryforwards at December 31, 2000 of $74,000,000 expiring in 2006 to 2020. In addition, the Company has an alternative minimum tax credit carryforward of $17,123,000 that does not expire.

   In 2000, the Company recorded approximately $9,029,000 of additional deferred income tax liabilities resulting from the 2000 acquisition transactions. In 1999, the company recorded approximately $8,627,000 additional deferred income tax liability resulting from the 1999 acquisitions. See Note 2 for a description of the transactions.

   The Company has not recorded a deferred income tax liability for additional income taxes that would result from the distribution of earnings of its foreign subsidiaries if they were actually repatriated. The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries.

11. Mandatorily Redeemable Convertible Preferred Securities

   In December 1999, the Company issued $86,250,000 of unsecured Mandatorily Redeemable Convertible Preferred Securities (the "Convertible Preferred Securities") through Hanover Compressor Capital Trust, a Delaware business trust and wholly-owned finance subsidiary of the Company. The Convertible Preferred Securities have a liquidation amount of $50 per unit. The Convertible Preferred Securities mature in 30 years but the Company may redeem them partially or in total any time on or after December 20, 2002. The Convertible Preferred Securities also provide for annual cash distributions at the rate of 7.25%, payable quarterly in arrears, however, payments may be deferred up to 20 quarters subject to certain restrictions. During 2000 and 1999, the Company accrued distributions of approximately $6,253,000 and $278,000, respectively related to Convertible Preferred Securities. Each Convertible Preferred Security is convertible into 2.7972 shares of Hanover common stock, subject to certain conditions. The Company has fully and unconditionally guaranteed the Convertible Preferred Securities. The Company incurred transaction costs of approximately $3,439,000 (net of $116,000 accumulated amortization at December 31, 2000) that are included in other assets. The transaction costs are being amortized over the term of the Convertible Preferred Securities. The fair value of the Convertible Preferred Securities is approximately $163,659,000 million at December 31, 2000.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


12. Common Stockholders' Equity

 Stock Offering

   In May 2000, the Company completed a private placement of 2,000,000 newly issued shares of common stock to an institutional investor for cash of $59,400,000 (net of $600,000 of equity issuance costs).

 Stock Split

   In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All common stock, additional paid-in capital and earnings per common share information have been restated for all periods presented to reflect this stock split. In addition, the Board of Directors approved an increase of authorized shares of common stock to 200,000,000.

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

 Other

   As of December 31, 2000, warrants to purchase approximately 4,000 shares of common stock at $.005 per share were outstanding. The warrants expire in August 2005.

   During 1998, the Company initiated a stock buyback program authorized to repurchase up to 900,000 of the Company's outstanding shares to assist with future business acquisitions and for general corporate purposes. In 1998, the Company repurchased 588,400 shares at an average price of $10.11.

   See Notes 1, 2, 5 and 13 for a description of other common stock transactions.

13. Stock Options

   The Company has employee stock option plans that provide for the granting of options to purchase common shares. The options are generally issued with an exercise price equal to the fair market value on the date of grant and are exercisable over a ten-year period. Vesting of stock options issued prior to June 1997 was accelerated as a result of completion of the initial public offering. No compensation expense related to stock options was recorded in 2000, 1999 and 1998.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   Of the options granted in 1999 and 1998, 700,000 vest 100% on July 1, 2001 and 320,000 vested immediately. The remaining options granted vest over the following schedule, which may accelerate upon a change in the Company's controlling ownership.

   Year 1..................................................................  10%
   Year 2..................................................................  30%
   Year 3..................................................................  60%
   Year 4.................................................................. 100%

   In June 2000, the Company purchased APSI that had existing stock option programs in place. The Company converted the outstanding APSI stock options into the Company's stock options as of the purchase date at a conversion ratio equal to the exchange ratio under the merger agreement. As a result, 127,813 options were converted at a weighted-average per share exercise price of approximately $12.88. Approximately 60,307 of the options vested at acquisition with the remaining options vesting at varying dates through 2003.

   The following is a summary of stock option activity for the years ended December 31, 2000, 1999 and 1998:

                                                                Weighted average
                                                      Shares    price per share
                                                     ---------  ----------------
   Options outstanding, December 31, 1997........... 6,828,718        4.70
     Options granted................................ 2,095,366       10.13
     Options canceled...............................   (84,008)      10.61
     Options exercised..............................   (49,646)       2.40
                                                     ---------
   Options outstanding, December 31, 1998........... 8,790,430        5.95
                                                     ---------
     Options granted................................   272,156       13.79
     Options canceled...............................   (68,230)       9.72
     Options exercised..............................  (197,352)       2.76
                                                     ---------
   Options outstanding, December 31, 1999........... 8,797,004        6.24
                                                     ---------
     Options granted................................
     APSI acquisition...............................   127,813       12.88
     Options canceled...............................   (11,562)       9.78
     Options exercised..............................  (994,572)       3.68
                                                     ---------
   Options outstanding, December 31, 2000........... 7,918,683        6.63
                                                     ---------

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


 Options Outstanding at December 31, 2000

   The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                                                                    Options
                                    Options outstanding           exercisable
                              -------------------------------- ------------------
                                          Weighted    Weighted           Weighted
                                           average    average            average
                                          remaining   exercise           exercise
   Range of exercise prices    Shares   life in years  price    Shares    price
   ------------------------    ------   ------------- -------- --------- --------
   $0.01...................      76,886      1.4       $0.01      76,886  $0.01
   $2.30--$3.48............   3,378,062      0.7        2.37   3,378,062   2.37
   $4.57--$6.96............     297,989      3.6        5.26     285,956   5.29
   $9.57--$14.50...........   4,117,146      7.2       10.19   1,703,507   9.93
   $20.09..................      48,600      9.3       20.09       8,598  20.09
                              ---------                        ---------
                              7,918,683                        5,453,009
                              =========                        =========

   The weighted-average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $6.10 and $4.16 per option during 1999 and 1998, respectively. The Company did not grant any stock options in 2000. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                            2000  1999    1998
                                                            ---- ------- -------
   Expected life........................................... N/A  6 years 6 years
   Interest rate........................................... N/A     6.0%    4.8%
   Volatility.............................................. N/A    29.4%   32.6%
   Dividend yield.......................................... N/A       0%      0%

   Stock-based compensation costs computed in accordance with FAS 123, would have reduced net income by $4,598,000, $2,194,000 and $825,000 in 2000, 1999 and 1998, respectively. The pro forma impact on net income would have reduced basic and diluted earnings per share by $.07 and $.06, respectively, in 2000 and basic and diluted earnings per share of $.04 per share in 1999 and $.02 per share in 1998. The pro forma effect on net income for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

14. Benefit Plans

   The Company's 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. The Company made matching contributions of $594,000, $399,000 and $273,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

15. Related Party Transactions

   Hanover and GKH Partners, L.P. ("GKH"), a major stockholder of the Company, entered into an agreement whereby in exchange for investment banking and financial advisory services rendered by the major stockholder, the Company agreed to pay a fee to GKH. Approximately $2,048,000 of the fees payable to GKH is included in accrued liabilities at December 31, 2000 and 1999. This liability was paid in 2001 and the agreement is no longer in effect.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   The Company has advanced cash to certain management employees in return for notes. The notes receivable totaled $1,589,000, bear interest at the prime rate, mature in June 2004 and are collateralized by Company common stock owned by the employees with full recourse. The notes and related interest will be forgiven over a four-year period should the employee continue their employment with the Company. The forgiveness will accelerate upon a change in control of the Company. During 2000, the Company recognized compensation expense related to the forgiveness of these notes receivable that totaled $105,000.

   In connection with stock offerings to management, the Company has received notes from employees for shares purchased. The total amounts owed to the Company at December 31, 2000 and 1999 are $1,531,000 and $3,387,000,
respectively. Total interest accrued on the loans is $106,000 and $203,000 as of December 31, 2000 and 1999, respectively.

   The Company also leases compressors to affiliates of Enron Capital and Trade Resources Corp. ("Enron"), an affiliate of a major stockholder of the Company. Rentals of $18,586,000, $8,776,000 and $6,801,000 were paid by affiliates of Enron in 2000, 1999 and 1998, respectively. The Company sold equipment of approximately $17,293,000 to affiliates of Enron in 2000. Compression fabrication of $6,320,000 was purchased by affiliates of Enron in 1999. An affiliate of Enron also owns interest in Meter Acquisition Company LP, LLLP and Hanover Measurement Services Company, L.P. ("HMS"). The Company charged HMS $312,000 for general and administrative services during 2000.

   In July 2000, the Company entered into a definitive merger agreement to purchase the outstanding stock of OEC Compression Corporation. In the third quarter of 2000, the Company and OEC entered into a management agreement under which OEC engaged Hanover to provide day to day management services for OEC's field and shop operations. In connection with the management agreement, the Company billed and collected management fees that totaled $2,700,000 that are included in parts and service revenue. See footnote 17 for subsequent events.

   The Company leases compressors to other companies owned or controlled by or affiliated with related parties. Rental and maintenance revenues billed to these related parties totaled $936,000, $902,000 and $859,000 during 2000, 1999 and 1998, respectively.

   See Note 6 for related party investments and Note 12 for a description of common stock transactions with related parties.

16. Commitments and Contingencies

   Rent expense, excluding lease payments for the leasing transactions described in Note 9 for 2000, 1999 and 1998 was approximately $2,159,000, $1,320,000 and $455,000, respectively. Commitments for future minimum rental payments exclusive of those disclosed in Note 9 under noncancelable operating leases with terms in excess of one year at December 31, 2000 are (in thousands of dollars): 2001--$2,951; 2002--$2,362; 2003--$2,156; 2004--$1,949; 2005--
$1,574.

   In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   The Company has no commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

17. Subsequent Events

   In March 2001, the Company issued 2,500,000 shares of common stock for cash of approximately $87,900,000 before issuance costs in connection with an equity offering. In addition, the Company issued $192,000,000 of 4.75% Convertible Senior Notes due March 15, 2008.

   In March 2001, the Company completed its purchase of OEC Compression Corporation for approximately 1.1 million shares of common stock and assumption of approximately $61,900,000 in debt.

18. Industry Segments and Geographic Information

   The Company manages its business segments primarily on the type of product or service provided. The Company has five principal industry segments:
Rentals--Domestic, Rentals--International, Parts, Service and Used Equipment, Compressor Fabrication and Production and Processing Equipment Fabrication. The Rentals segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Compressor Fabrication Segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas. Prior periods have been restated to reflect the expansion in 2000 of the Parts, Service and Used Equipment segment.

   The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily redeemable convertible preferred securities and income taxes. Amounts defined as "Other" include equity in income of nonconsolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost and are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly. Capital expenditures include fixed asset purchases.

   No single customer accounts for 10% or more of the Company's revenues for all periods presented. One vendor accounted for approximately $41,200,000 and $32,300,000 of the Company's purchases in 2000 and 1998, respectively.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 2000, 1999 and 1998.

 Industry Segments

                                                  Parts,
                                                  service              Production
                          Domestic International and used  Compressor   equipment
                          rentals     rentals    equipment fabrication fabrication  Other  Eliminations Consolidated
                          -------- ------------- --------- ----------- ----------- ------- ------------ ------------
                                                    (in thousands of dollars)
2000:
  Revenues from external
   customers............  $173,195    $81,320    $151,707    $96,838     $88,572   $12,197               $ 603,829
  Intersegment sales....                1,200      31,086     83,395       3,653     7,413  $(126,747)
                          --------    -------    --------    -------     -------   -------  ---------    ---------
   Total revenues.......   173,195     82,520     182,793    180,233      92,225    19,610   (126,747)     603,829
  Gross profit..........   112,859     53,664      48,431     14,842      19,291    12,197                 261,284
  Identifiable assets...   521,195    270,334      34,937    312,894     104,676    45,485               1,289,521
  Capital expenditures..   207,705     58,801                    874         723                           268,103
  Depreciation and
   amortization.........    30,102     15,117         160      4,381       3,122                            52,882

1999:
  Revenues from external
   customers............  $136,430    $56,225    $ 42,518    $52,531     $28,037   $ 7,479               $ 323,220
  Intersegment sales....                1,200      38,656     75,139       4,821            $(119,816)
                          --------    -------    --------    -------     -------   -------  ---------    ---------
   Total revenues.......   136,430     57,425      81,174    127,670      32,858     7,479   (119,816)     323,220
  Gross profit..........    90,246     37,460      14,602      8,868       7,204     7,479                 165,859
  Identifiable assets...   529,667    149,968                 47,608      23,511     5,756                 756,510
  Capital expenditures..   180,593     99,535                  1,469       1,343                           282,940
  Depreciation and
   amortization.........    24,448     11,158                    702       1,029                            37,337

1998:
  Revenues from external
   customers............  $107,420    $40,189    $ 29,538    $67,453     $37,466   $ 4,285               $ 286,351
  Intersegment sales....                1,200       7,792     54,369       2,902            $ (66,263)
                          --------    -------    --------    -------     -------   -------  ---------    ---------
   Total revenues.......   107,420     41,389      37,330    121,822      40,368     4,285    (66,263)     286,351
  Gross profit..........    70,850     27,374       7,803      9,309      11,685     4,284                 131,305
  Identifiable assets...   422,026    129,628                 33,578      17,855    11,503                 614,590
  Capital expenditures..   111,289     54,830                  2,524         855                           169,498
  Depreciation and
   amortization.........    28,383      7,128                    701         942                            37,154

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


 Geographic Data

                                             United
                                             States  International Consolidated
                                            -------- ------------- ------------
                                                 (in thousands of dollars)
   2000:
     Revenues from external customers...... $472,391   $131,438     $  603,829
     Identifiable assets................... $978,391   $311,130     $1,289,521

   1999:
     Revenues from external customers...... $263,082   $ 60,138     $  323,220
     Identifiable assets................... $603,368   $153,142     $  756,510

   1998:
     Revenues from external customers...... $234,999   $ 51,352     $  286,351
     Identifiable assets................... $484,269   $130,321     $  614,590

                           HANOVER COMPRESSOR COMPANY

                  SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

   The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                              1st     2nd      3rd      4th
                                            quarter quarter  quarter  quarter
                                            ------- -------- -------- --------
                                             (in thousands, except per share
                                                         amounts)
  2000:
    Revenue................................ $90,557 $117,084 $162,581 $233,607
    Gross profit...........................  48,326   55,931   69,639   87,388
    Net income.............................  11,165   12,773   15,410   19,351
    Earnings per common and common
     equivalent share:
      Basic(1)............................. $  0.19 $   0.21 $   0.25 $   0.29
      Diluted(1)........................... $  0.18 $   0.20 $   0.24 $   0.27
  1999:
    Revenue................................ $66,694 $ 73,875 $ 87,269 $ 95,382
    Gross profit...........................  36,947   38,681   43,373   46,858
    Net income.............................   8,639    8,482   10,388   12,932
    Earnings per common and common
     equivalent share:
      Basic(1)............................. $  0.15 $   0.15 $   0.18 $   0.23
      Diluted(1)........................... $  0.14 $   0.14 $   0.17 $   0.21

- --------
(1) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.