Form 10-Q
period 2001-03-31
HANOVER COMPRESSOR CO /
filed 2001-05-15
CIK 909413

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes  X
No


As of May 11, 2001 there were 70,316,226 shares of the Company's common stock, $0.001 par value, outstanding.

                          HANOVER COMPRESSOR COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
       (IN THOUSANDS OF DOLLARS, EXCEPT FOR PAR VALUE AND SHARE AMOUNTS)

                                                                                March 31,              December 31,
                                                                                   2001                    2000
                                                                                ---------              ------------
                                ASSETS
 Current assets:
      Cash and cash equivalents                                                  $   99,436              $   45,484
      Accounts receivable trade, net                                                216,427                 242,526
      Inventory                                                                     196,471                 139,248
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                     51,774                  38,665
      Prepaid taxes                                                                  20,611                  19,948
      Other current assets                                                           17,625                  12,384
                                                                                 ----------              ----------
        Total current assets                                                        602,344                 498,255
                                                                                 ----------              ----------

 Property, plant and equipment, net                                                 724,101                 583,586
 Goodwill, net                                                                      165,674                 141,973
 Intangible and other assets                                                         66,298                  65,707
                                                                                 ----------              ----------
        Total assets                                                             $1,558,417              $1,289,521
                                                                                 ==========              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Current maturities of long-term debt                                       $    2,837              $    2,423
      Short-term notes payable                                                        2,323                  10,073
      Accounts payable, trade                                                       104,646                  88,651
      Accrued liabilities                                                            51,984                  49,205
      Advance billings                                                               41,160                  32,292
      Billings on uncompleted contracts in excess of
        costs and estimated earnings                                                  9,196                   5,669
                                                                                 ----------              ----------
        Total current liabilities                                                   212,146                 188,313

 Long-term debt                                                                     196,122                 110,935
 Other liabilities                                                                  163,893                 158,661
 Deferred income taxes                                                              118,628                 105,369
                                                                                 ----------              ----------
        Total liabilities                                                           690,789                 563,278
                                                                                 ----------              ----------
 Commitments and contingencies (note 8)
 Mandatorily redeemable convertible preferred securities                             86,250                  86,250

 Common stockholders' equity:
   Common stock, $.001 par value; 200,000,000 shares authorized;
     70,181,136 and 66,454,703 shares issued and
     outstanding, respectively                                                           70                      66
   Additional paid-in capital                                                       606,484                 483,737
   Notes receivable - employee stockholders                                          (1,499)                 (1,531)
   Accumulated other comprehensive income (loss)                                       (484)                   (457)
   Retained earnings                                                                177,524                 158,895
   Treasury stock - 75,739 common shares at cost                                       (717)                   (717)
                                                                                 ----------              ----------
        Total common stockholders' equity                                           781,378                 639,993
                                                                                 ----------              ----------
          Total liabilities and common stockholder's equity                      $1,558,417              $1,289,521
                                                                                 ==========              ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                      Three months
                                                                     ended March 31,
                                                                --------------------------
                                                                   2001             2000
                                                                ---------         --------
 Revenues:
   Rentals                                                    $  80,057           $56,104
   Parts, service and used equipment                             38,330            11,316
   Compressor fabrication                                        54,651            14,185
   Production and processing equipment fabrication               43,591             5,925
   Equity in income of non-consolidated affiliate                   750             1,022
   Other                                                          2,385             2,005
                                                               --------           -------
                                                                219,764            90,557
                                                               --------           -------
 Expenses:
   Rentals                                                       26,712            18,151
   Parts, service and used equipment                             21,886             8,206
   Compressor fabrication                                        46,284            11,391
   Production and processing equipment fabrication               35,149             4,483
   Selling, general and administrative                           19,977             9,115
   Depreciation and amortization                                 16,867            10,359
   Leasing expense                                               15,288             8,076
   Interest expense                                               2,704             1,630
   Distributions on mandatorily redeemable
     convertible preferred securities                             1,593             1,591
   Other                                                          2,992                 -
                                                               --------           -------
                                                                189,452            73,002
                                                               --------           -------
 Income before income taxes and cumulative effect of
    accounting change                                            30,312            17,555
 Provision for income taxes                                      11,519             6,390
                                                                --------           -------
 Net income before cumulative effect of accounting
   change                                                        18,793            11,165
   Cumulative effect of accounting change for
     derivative instruments, net of income tax                     (164)                -
                                                               --------           -------
 Net Income                                                      18,629            11,165
                                                               --------           -------
 Other comprehensive loss, net of tax:
   Foreign currency translation adjustment                          (27)             (156)
                                                               --------           -------
 Comprehensive income                                          $ 18,602           $11,009
                                                               ========           =======
 Diluted net income per share:
   Net income before cumulative effect of accounting change    $ 18,793            11,165
   Distributions on mandatorily redeemable
     convertible preferred securities, net of income tax          1,036                 -
   Cumulative effect of accounting change, net of income tax       (164)                -
                                                               --------           -------
 Net income for purposes of computing diluted net
   income per share                                            $ 19,665           $11,165
                                                               ========           =======
 Weighted average common and common
   equivalent shares outstanding:
     Basic                                                       66,869            57,414
                                                               --------           -------
     Diluted                                                     75,904            62,190
                                                               --------           -------
 Earnings per common share:
     Basic                                                     $   0.28           $  0.19
                                                               --------           -------
     Diluted                                                   $   0.26           $  0.18
                                                               --------           -------

      The accompanying notes are an integral part of these consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                             Three Months
                                                                                            ended March 31,
                                                                                      ----------------------------
                                                                                          2001              2000
                                                                                      ----------          --------
 Cash flows from operating activities:
   Net income                                                                         $  18,629           $ 11,165
   Adjustments:
     Depreciation and amortization                                                       16,867             10,359
     Amortization of debt issuance costs and debt discount                                   87                160
     Bad debt expense                                                                       468                242
     (Gain)/Loss on sale of property, plant and equipment                                    16             (1,286)
     Equity in income of nonconsolidated affiliates                                        (750)            (1,022)
     Loss on derivative instrument                                                        3,245                  -
     Deferred income taxes                                                                7,259              4,980
     Changes in assets and liabilities, excluding
       business combinations:
         Accounts receivable                                                             29,043              3,407
         Inventory                                                                      (51,323)           (11,646)
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                         (9,582)            (6,556)
         Accounts payable and other liabilities                                           8,032             (2,715)
         Advance billings                                                                 8,868                260
         Other                                                                           (1,090)            (7,400)
                                                                                      ---------           --------
 Net cash provided by (used in) operating activities                                     29,769                (52)
                                                                                      ---------           --------
 Cash flows from investing activities:
   Capital expenditures                                                                 (70,778)           (60,896)
   Proceeds from sale of property, plant and equipment                                    2,063            103,504
   Cash used for business combinations, net                                             (61,515)                 -
   Cash used to acquire investments in
     nonconsolidated subsidiaries                                                        (4,488)                 -
                                                                                      ---------           --------
Net cash provided by (used in) investing activities                                    (134,718)            42,608
                                                                                      ---------           --------
Cash flows from financing activities:
  Net repayment on revolving credit facility                                           (102,500)           (33,100)
  Repayment of long-term debt and short-term notes                                       (8,653)              (131)
  Issuance of convertible senior notes, net                                             185,590                  -
  Issuance of common stock, net                                                          83,850                  -
  Proceeds from warrant conversions and stock option exercises                              759                697
  Repayment of shareholder notes                                                             32              1,194
                                                                                      ---------           --------
Net cash provided by (used in)  financing activities                                    159,078            (31,340)
                                                                                      ---------           --------
Effect of exchange rate changes on cash and equivalents                                    (177)               (26)
                                                                                      ---------           --------
Net increase in cash and cash equivalents                                                53,952             11,190
Cash and cash equivalents at beginning of period                                         45,484              5,756
                                                                                      ---------           --------
Cash and cash equivalents at end of period                                            $  99,436           $ 16,946
                                                                                      =========           ========
 Acquisitions of businesses:
   Property, plant and equipment acquired                                             $  84,764
   Other assets acquired, net of cash acquired                                        $  11,250
   Goodwill                                                                           $  18,500
   Liabilities                                                                        $  (7,000)
   Debt issued                                                                        $  (2,764)
   Deferred taxes                                                                     $  (6,000)
   Common stock issued                                                                $ (37,235)

      The accompanying notes are an integral part of these consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY
                  Notes to Consolidated Financial Statements


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Hanover Compressor Company (the "Company") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. These interim results are not necessarily indicative of results for a full year.


EARNINGS PER COMMON SHARE

    Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock and convertible securities.

    Included in diluted shares are common stock equivalents relating to options of 4,207,000 and 4,090,000, and warrants of 4,000 and 688,000, for the three months ended March 31, 2001 and 2000, respectively, and mandatorily redeemable convertible preferred securities of 4,825,000 for the three months ended
March 31, 2001. The mandatorily redeemable convertible preferred securities were excluded from the diluted shares for the three months ended March 31, 2000 and the convertible senior notes were excluded from the diluted shares for all periods presented as their effect would be anti-dilutive.


RECLASSIFICATIONS

    Certain amounts in the prior years' financial statements have been reclassified to conform to the 2001 financial statement classification. These reclassifications have no impact on net income.

2.  BUSINESS COMBINATIONS

    In March 2001, the company purchased the OEC Compression Corporation
("OEC") in an all-stock transaction for approximately $100.7 million, including the payment of approximately $63.0 million of OEC indebtedness. The Company issued an aggregate of approximately 1,145,000 shares of common stock to stockholders of OEC. The acquisition was accounted for under the purchase method of accounting.

    The pro forma information set forth below assumes the acquisitions of OEC, the Dresser-Rand Company's compression services division and Applied Process Solutions, Inc. ("APSI") completed in 2001 and 2000 are accounted for as if the purchases had occurred at the beginning of 2000. The pro forma information is presented for informational purposed only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                                                  Three Months  Ended
                                                                                       March 31,
                                                                   ----------------------------------------------
                                                                          2001                        2000
                                                                   ------------------          ------------------
                                                                        (unaudited)                 (unaudited)
  Revenue..........................................................          $222,785                    $143,498
  Net income before cumulative effect of accounting change.........            17,356                      11,505
  Earnings per common share--basic.................................              0.26                        0.18
  Earnings per common share--diluted...............................              0.24                        0.17

3.  INVENTORIES

    Inventory consisted of the following amounts (in thousands):

                                                                         March 31,              December 31,
                                                                           2001                     2000
                                                                     ----------------         ----------------
  Parts and supplies...............................................          $137,571                 $ 87,114
  Work in progress.................................................            53,041                   47,193
  Finished goods...................................................             5,859                    4,941
                                                                     ----------------         ----------------
                                                                             $196,471                 $139,248
                                                                     ================         ================

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following (in thousands):


                                                                          March 31,                December 31,
                                                                            2000                      2000
                                                                     ----------------          ----------------
  Compression equipment and facilities.............................        $736,167                  $587,387
  Land and buildings...............................................          35,719                    35,233
  Transportation and shop equipment................................          47,985                    44,202
  Other............................................................          16,309                    15,279
                                                                           --------                  --------
                                                                            836,180                   682,101
  Accumulated depreciation.........................................        (112,079)                  (98,515)
                                                                           --------                  --------
                                                                           $724,101                  $583,586
                                                                           ========                  ========

5.  STOCK AND CONVERTIBLE SENIOR NOTES OFFERING

    In March 2001, the Company issued $192,000,000 principal amount of 4.75% convertible senior notes due 2008. The notes will mature on March 15, 2008 and are first subject to call on March 15, 2004. The notes will be convertible into shares of the Company's common stock at a conversion price of approximately $43.94 per share. The Company received approximately $185,590,000 of proceeds from the sale, net of underwriting and estimated offering costs.

    In March 2001, the Company completed a public offering of 2,500,000 newly issued shares of the Company's common stock. The Company realized approximately $83,850,000 of proceeds from the offering net of underwriting and estimated offering costs.


6.  LEASING TRANSACTION

    In October 2000, the Company completed a $172,589,000 sale and lease back of certain compression equipment. In March 2000, the Company entered into a separate $200,000,000 sale and lease back of certain compression equipment. Under the March agreement, the Company received $100,000,000 proceeds from the sale of compression equipment at closing and in August 2000, the Company completed the second half of the equipment lease and received an additional $100,000,000 for the sale of additional compression equipment. In June 1999 and in July 1998 the Company completed two other separate $200,000,000 sale and lease back transactions of certain compression equipment. All transactions are recorded as a sale and lease back of the equipment and are recorded as operating leases. Under all the lease agreements, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment at fair market value. The Company has substantial residual value guarantees under the lease agreements that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of the Company's purchase options. Any gains on the sale of the equipment are deferred until the end of the respective lease terms. Should the Company not exercise its purchase options under the lease agreements, the deferred gains will be recognized to the extent they exceed any residual value guarantee payments and any other items required under the lease agreements. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate. The following future minimum lease payments are due under the leasing arrangements exclusive of any guarantee payments (in thousands): 2001 -- $44,600; 2002 -- $60,100; 2003 -- $52,000; 2004 -- $36,600;
2005 - $15,400.

7.  ACCOUNTING FOR DERIVATIVES

    The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. At December 31, 2000, the Company had two interest rate swaps outstanding with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively.
These swaps were entered into to convert the variable lease payments under the Company's 1998 lease agreement to fixed payments. The difference paid or received on the swap transactions is recognized in leasing expense. The interest rate swaps expire in July 2001 unless they are extended for an additional two year term at the option of the counterparty. On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an unrealized loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During the three months ended March 31, 2001, the Company recognized an additional unrealized loss of $3.0 million related to the change in the fair value of these interest rate swaps in other expense in the statement of income. At March 31, 2001 the Company recorded a liability of $3.2 million related to these interest rate swaps in other liabilities. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and these changes in fair value will be recorded in the statement of income.

8.  COMMITMENTS AND CONTINGENCIES

    In January 2001, the Company entered into a facilitation agreement with Bellili Energy SRL ("Bellili"), a fabrication company based in Italy. In connection with the agreement, the Company agreed to provide Bellili with project financing including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the agreement, Bellili must present each project to the Company which must be approved at the Company's sole discretion. At March 31, 2001, no amounts were outstanding under the facilitation agreement.

    Under a separate agreement with Bellili, the Company has guaranteed performance bonds on Bellili's behalf totaling approximately $4.7 million at March 31, 2001.

    In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


9.  REPORTABLE SEGMENTS

    The Company manages its business segments primarily on the type of product or service provided. The Company has five principal industry segments: Rentals-- Domestic; Rentals--International; Parts, Service and Used Equipment; Compressor Fabrication and Production and Processing Equipment Fabrication. The Rentals segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Compressor Fabrication Segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas. Parts, Service and Used Equipment segment provides used equipment, both new and used parts directly to customers, as well as complete maintenance services for customer owned packages. Prior periods have been restated to reflect the expansion in 2000 of the Parts, Service and Used Equipment segment.

    The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily redeemable convertible preferred securities and income taxes. Amounts defined as "Other" include equity in income of non-consolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and inter-segment sales. Inter-segment sales are accounted for at cost and are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly. Capital expenditures include fixed asset purchases.

    The following table presents sales and other financial information by reportable segment for the three months ended March 31, 2001 and 2000 (in thousands).

Industry Segments

                                                       PARTS,
                                                       ------
                                                      SERVICE               PRODUCTION
                                                     ---------              -----------
                             DOMESTIC  INTERNATIONAL AND USED   COMPRESSOR   EQUIPMENT
                             --------  ------------- ---------  ----------- -----------
                             RENTALS      RENTALS    EQUIPMENT  FABRICATION FABRICATION   OTHER   ELIMINATIONS   CONSOLIDATED
                            --------  ------------- ---------  ----------- -----------   ------  -------------  ------------
2001:
  Revenues from
   external customers....... $ 53,729    $  26,328    $ 38,330    $ 54,651    $ 43,591    $ 3,135    $             $  219,764
  Intersegment sales........                 1,834       7,183      19,528         785      1,134      (30,464)
                             --------    ---------    --------    --------    --------    -------    ---------     ----------
     Total revenues.........   53,729       28,162      45,513      74,179      44,376      4,269      (30,464)       219,764
  Gross profit..............   36,382       16,963      16,444       8,367       8,442      3,135                      89,733
  Identifiable assets.......  760,726      234,593      37,908     322,428     108,326     99,436                   1,563,417

2000:
  Revenues from
   external customers....... $ 38,208    $  17,896    $ 11,316    $ 14,185    $  5,925    $ 3,027    $             $   90,557
    external customers
  Intersegment sales........                   300       5,492      25,753         620                 (32,165)
                             --------    ---------    --------    --------    --------    -------    ---------     ----------
     Total revenues.........   38,208       18,196      16,808      39,938       6,545      3,027      (32,165)        90,557
  Gross profit..............   25,907       12,046       3,110       2,794       1,442      3,027                      48,326

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

GENERAL

   The Company is a leading provider of a broad array of natural gas compression, gas handling and related services in the United States and select international markets. Founded in 1990 and publicly held since 1997, the Company operates the largest compressor rental fleet, in terms of horsepower, in the gas compression industry and provides its services on a rental, contract compression, maintenance and acquisition leaseback basis. In conjunction with the Company's maintenance business, the Company has developed its parts and service business to provide solutions to customers that own their own compression equipment but want to oursource their operations. The Company's compression services are complemented by its compressor and oil and gas production equipment fabrication operations and gas processing and treating, gas measurement and power generation services, which broaden the Company's customer relationships both domestically and internationally. The Company's products and services are essential to the production, gathering, processing, transportation and storage of natural gas and are provided primarily to independent and major producers and distributors of natural gas. As of March 31, 2001, the Company operated a fleet of 5,796 compression rental units with an aggregate capacity of approximately 2,429,000 horsepower.

     In March 2001, the company purchased OEC Compression Corporation("OEC") in an all-stock transaction for approximately $100.7 million, including the payment of approximately $63.0 million of indebtedness of OEC. The acquisition was accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

  The Company's total revenues increased by $129.2 million, or 143%, to $219.8 million during the three months ended March 31, 2001 from $90.6 million during the three months ended March 31, 2000.

The increase resulted primarily from growth of the Company's natural gas compressor rental fleet and business acquisitions completed during 2000.

    Revenues from rentals increased by $24.0 million, or 43%, to $80.1 million during the three months ended March 31, 2001 from $56.1 million during the three months ended March 31, 2000. Domestic revenues from rentals increased by $15.5 million, or 41%, to $53.7 million during the three months ended March 31, 2001 from $38.2 million during the three months ended March 31, 2000. International rental revenues increased by $8.4 million, or 47%, to $26.3 million during the three months ended March 31, 2001 from $17.9 million during the three months ended March 31, 2000. The increase in both domestic and international rental revenue resulted from business acquisitions completed during 2000 and from expansion of the Company's rental fleet. At March 31, 2001, the compressor rental fleet consisted of approximately 2,429,000 horsepower, a 61% increase over the 1,507,000 horsepower in the rental fleet at March 31, 2000. Domestic horsepower in the rental fleet increased by 64% to 2,009,000 horsepower at March 31, 2001 from approximately 1,223,000 horsepower at March 31, 2000. In addition, international horsepower increased by 48% to 420,000 horsepower at March 31, 2001 from approximately 284,000 horsepower at March 31, 2000.

    Revenue from parts, service and used equipment increased by $27.0 million, or 239%, to $38.3 million during the three months ended March 31, 2001 from $11.3 million during the three months ended March 31, 2000. This increase was due in part to increase in marketing focus as well as expansion of business activities through acquisitions. Revenues from compressor fabrication increased by $40.5 million, or 285%, to $54.7 million during the three months ended March 31, 2001 from $14.2 million during the three months ended March 31, 2000. This increase was due to the acquisition of Dresser-Rand Company's compression services division during September 2000. During the three months ended March 31, 2001, an aggregate of approximately 114,000 horsepower of compression equipment was fabricated compared to approximately 66,000 horsepower fabricated during the three months ended March 31, 2000.

    Revenues from production and processing equipment fabrication increased by $37.7 million, or 636%, to $43.6 million during the three months ended March 31, 2001 from $5.9 million during the three months ended March 31, 2000. The increase was due primarily to the acquisition of APSI during June, 2000.

    Equity in earnings in subsidiaries decreased by $.2 million, or 26%, to $.8 million during the three months ended March 31, 2001, from $1.0 million during the three months ended March 31, 2000.

     Other income during the three months ended March 31, 2001 amounted to $2.4 million compared to $2.0 million during the three months ended March 31, 2000, an increase of $.4 million. Included in other income was $.7 million which was related to fees earned under the Bellili agreements.


EXPENSES

     Operating expenses of the rental segments increased by $8.5 million, or 47%, to $26.7 million during the three months ended March 31, 2001 from $18.2 million during the three months ended March 31, 2000. The increase resulted primarily from the corresponding 43% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was 67% during the three months ended March 31, 2001 and 68% during the three months ended March 31, 2000. Operating expenses of parts, service and used equipment increased by $13.7 million, or 167% to $21.9 million, which relates to the 239% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 43% during the three months ended March 31, 2001 and 28% during the three months ended March 31, 2000. The increase in gross profit margin for parts, service and used equipment was due primarily to business acquisitions completed during 2000. Certain of these acquired businesses had higher gross margins than the Company has historically experienced in this segment. Operating expenses of compressor fabrication increased by $34.9 million, or 306%, to $46.3 million during the three months ended March 31, 2001 from $11.4 million during the three months ended March 31, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 15% during the three months ended March 31, 2001 and 20% during the three months ended March 31, 2000. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company, which has lower gross margins than the Company has historically experienced. The operating expenses attributable to production equipment fabrication increased by $30.6 million, or 684%, to $35.1 million during the three months ended March 31, 2001 from $4.5 million during the three months ended March 31, 2000. The gross profit margin attributable to production and processing equipment fabrication was 19% during the three months ended March 31, 2001 and was 24% during the three months ended March 31, 2000. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of APSI, in June 2000, which has lower gross margins than the Company has historically experienced.

  Selling, general and administrative expenses increased $10.9 million, or 119%, to $20.0 million during the three months ended March 31, 2001 from $9.1 million during the three months ended March 31, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above resulting from the acquisitions completed during 2000.

  The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization and other expenses (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended March 31, 2001 increased 78% to $69.8 million from $39.2 million for the three months ended March 31, 2000 primarily due to the increase in the Company's revenues and income for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

  Depreciation and amortization increased by $6.5 million to $16.9 million during the three months ended March 31, 2001 compared to $10.4 million during the three months ended March 31, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in March and October 2000. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2000.

  The Company incurred leasing expense of $15.3 million during the three months ended March 31, 2001 compared to $8.1 million during the three months ended March 31, 2000 resulting from the Equipment Leases entered into in 2000.

  Interest expense increased by $1.1 million to $2.7 million during the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000 due to higher levels of outstanding debt.

  Other expenses during the three months ended March 31, 2001 was $3.0 million, which resulted from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (as described in "NEW ACCOUNTING PRONOUNCEMENTS").

INCOME TAXES

  The provision for income taxes increased by $5.1 million, or 80%, to $11.5 million during the three months ended March 31, 2001 from $6.4 million during the three months ended March 31, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the three months ended March 31, 2001 and 2000 were 38% and 36.4%, respectively. The increase in average effective income tax rates is due primarily to increased income in foreign tax jurisdictions.

NET INCOME

  Net income increased by $7.4 million, or 67%, to $18.6 million during the three months ended March 31, 2001 from $11.2 million during the three months ended March 31, 2000 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash balance amounted to $99.4 million at March 31, 2001 compared to $45.5 million at December 31, 2000. Primary sources of cash during the three months ended March 31, 2001 were net proceeds of $185.6 million from the issuance of 4.75% Convertible Senior Notes due 2008 and $83.9 million through a public offering of 2,500,000 shares of common stock by the Company and operating cash flows of $29.8 million. Principal uses of cash during the three months ended March 31, 2001 were capital expenditures and business acquisitions of $132.3 million and the net repayment of the revolving credit facility for $102.5 million.

     Working capital increased to $390.2 million at March 31, 2001 from $309.9 million at December 31, 2000, primarily as a result of increases in inventories, costs in excess of billings and other current assets. The increase in the balances is due to an increased level of activity in the Company's lines of business over 2000 as well as from acquisitions and the stock and convertible senior notes issuance in March 2001. These increases were offset by an increase in current liabilities.

     The amounts invested in property, plant and equipment during 2001 was $70.8 million which resulted in the addition of approximately 278,000 horsepower to the rental fleet. At March 31, 2001, the rental fleet consisted of 2,009,000 horsepower domestically and 420,000 in the international rental fleet. Current plans are to spend approximately $296 million during the remainder of 2001, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity and long term debt. As of March 31, 2001 the Company has approximately $175 million of credit capacity remaining on its $200 million Bank Credit Agreement. The Company feels it has adequate capital resources to fund its estimated level of capital expenditures for the year 2001.


NEW ACCOUNTING PRONOUNCEMENTS

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. At December 31, 2000, the Company had two interest rate swaps outstanding with notional amounts of $75,000,000 and $125,000,000 and strike rate of 5.51% and 5.56%, respectively.
These swaps were entered into to convert the variable lease payments under the Company's 1998 lease agreement to fixed payments. The differential paid or received on the swap transactions is recognized in leasing expense. The interest rate swaps expire in July 2001 unless they are extended for an additional two-year term at the option of the counter party. On January 1, 2001 in accordance with the transition provisions of SFAS 133, the Company recorded a loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During the three months ended March 31, 2001, the Company recognized an additional loss of $3.0 million related to the change in the fair value of these interest rate swaps. At March 31, 2001, the Company recorded a liability of $3.2 million related to these interest rate swaps in other liabilities. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At March 31, 2001, the fair market value of these interest rate swaps was approximately $3.2 million and this amount was recorded in other liabilities. At March 31, 2001, the Company is exposed to variable rental rates on the equipment leases it entered into in June 1999 and March, August and October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at quarter end; the increase in annual leasing expense on these equipment leases would be approximately $4.4 million. The Company does not currently use derivative financial instruments to mitigate foreign currency risk.

PART II.  OTHER INFORMATION

Item 6:   Exhibits and reports on Form 8-K

(a)  Exhibits

27  Financial Data Schedule

(b)  Reports submitted on Form 8-K:

     (1) A report on Form 8-K was filed on February 5, 2001, which filed as an exhibit under the caption "Item 7 - Financial Statements and Exhibits" the Certificate of Incorporation of Hanover Compressor Holding Co., as amended.

     (2) A report on Form 8-K was filed on February 5, 2001, which filed as an exhibit under the caption "Item 7 - Financial Statements and Exhibits" a press release reporting that the Company and one of its stockholders had fulfilled the parties' obligations pursuant to the terms of a letter agreement between the stockholder and the Company entered into on November 14, 1995 relating to investment banking services provided by the stockholder.

     (3) A report on Form 8-K was filed on February 5, 2001, which filed as an exhibit under the caption "Item 7 - Financial Statements and Exhibits" a press release reporting that the Company and OEC Compression Corporation had agreed to delay the closing of their merger and to re-submit the merger to a vote of OEC's stockholders due to recent public disclosures by the Company of a fee payable to one of Hanover's stockholders and a related restatement of Hanover's financial statements for 1997.

     (4) A report on Form 8-K was filed on February 5, 2001, which announced under the caption "Item 5 - Other Events" that the Company would make a public offering of 10 million shares of common stock, 2,500,000 of which would be issued and sold by the Company and 7,500,000 of which would be sold by selling stockholders, and $150 million of convertible senior notes.

     (5) A report on Form 8-K was filed on February 27, 2001, which reported under the caption "Item 5 - Other Events" that the Company expected to report cash flow and earnings per share results that are within the range of analysts' consensus estimates for the fourth quarter ended December 31, 2000.

     (6) A report on Form 8-K was filed on March 9, 2001, which reported under the caption "Item 5 - Other Events" the Company's revenues, cash flow and earnings per common share for both the fourth quarter and year ended December 31, 2000.

     (7) A report on Form 8-K was filed on March 16, 2001, which reported under the caption "Item 5 - Other Events" announced the pricing of the Company's public offering of 10 million shares of common stock and $170 million convertible senior notes.

     (8) A report on Form 8-K was filed on March 20, 2001, which filed as an exhibit under the caption "Item 7 - Financial Statements and Exhibits" a press release reporting that the Company had completed its previously announced acquisition of OEC Compression Corporation in an all-stock transaction for approximately $101.1 million, including the assumption of approximately $62.1 million of indebtedness of OEC.

     All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY
Date: May 15, 2001
By:

/s/ Michael J. McGhan
_______________________
Michael J. McGhan
President and Chief Executive Officer

Date: May 15, 2001
By:

/s/ William S. Goldberg
_______________________
William S. Goldberg
Executive Vice President,
Chief Financial Officer and Treasurer