Form 10-Q
period 2001-06-30
HANOVER COMPRESSOR CO /
filed 2001-08-14
CIK 909413

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes  X
No


As of AUGUST 13, 2001 there were 70,418,974 shares of the Company's common stock, $0.001 par value, outstanding.

                          HANOVER COMPRESSOR COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
       (IN THOUSANDS OF DOLLARS, EXCEPT FOR PAR VALUE AND SHARE AMOUNTS)


                                                                          June 30,               December 31,
                                                                            2001                    2000
                                                                        -----------              ------------
                         ASSETS
 Current assets:
   Cash and cash equivalents                                             $   33,284              $   45,484
   Accounts receivable trade, net                                           258,299                 242,526
   Inventory                                                                184,675                 139,248
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                78,183                  38,665
   Prepaid taxes                                                             20,823                  19,948
   Other current assets                                                      22,556                  12,384
                                                                         ----------              ----------
      Total current assets                                                  597,820                 498,255
                                                                         ----------              ----------

 Property, plant and equipment, net                                         813,561                 583,586
 Goodwill, net                                                              177,029                 141,973
 Intangible and other assets                                                 68,597                  65,707
                                                                         ----------              ----------
        Total assets                                                     $1,657,007              $1,289,521
                                                                         ==========              ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term debt                                  $    2,481             $     2,423
   Short-term notes payable                                                                          10,073
   Accounts payable, trade                                                   78,538                  88,651
   Accrued liabilities                                                       58,775                  49,205
   Advance billings                                                          44,723                  32,292
   Billings on uncompleted contracts in
     excess of costs and estimated earnings                                  14,132                   5,669
                                                                         ----------              ----------
      Total current liabilities                                             198,649                 188,313

 Long-term debt                                                             268,763                 110,935
 Other liabilities                                                          163,922                 158,661
 Deferred income taxes                                                      128,492                 105,369
                                                                         ----------              ----------
      Total liabilities                                                     759,826                 563,278
                                                                         ----------              ----------
 Commitments and contingencies (note 10)
 Mandatorily redeemable convertible preferred securities                     86,250                  86,250

 Common stockholders' equity:
   Common stock, $.001 par value; 200,000,000
      shares authorized; 70,398,974 and 66,454,703
      shares issued and  outstanding, respectively                               70                      66
   Additional paid-in capital                                               611,861                 483,737
   Notes receivable - employee stockholders                                  (1,499)                 (1,531)
   Accumulated other comprehensive income (loss)                                288                    (457)
   Retained earnings                                                        200,928                 158,895
   Treasury stock - 75,739 common shares at cost                               (717)                   (717)
                                                                         ----------              ----------
      Total common stockholders' equity                                     810,931                 639,993
                                                                         ----------              ----------
        Total liabilities and common stockholder's equity                $1,657,007              $1,289,521
                                                                         ==========              ==========

      The accompanying notes are an integral part of these consolidated financial statements.
s

                           HANOVER COMPRESSOR COMPANY
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three months                 Six months
                                                                  ended June 30,               ended June 30,
                                                            -----------------------       -----------------------
                                                              2001            2000           2001           2000
                                                            -------         -------        -------        -------
 Revenues and other:
      Rentals                                            $   90,068     $    57,797     $  170,125     $  113,901
      Parts, service and used equipment                      66,125          24,234        104,455         35,550
      Compressor fabrication                                 57,839          14,986        112,490         29,171
      Production and processing equipment fabrication        45,342          15,186         88,933         21,111
      Equity in income of non-consolidated affiliates         1,313             476          2,063          1,498
      Other                                                   2,391           4,405          4,776          6,410
                                                         ----------     -----------     ----------     ----------
                                                            263,078         117,084        482,842        207,641
                                                         ----------     -----------     ----------     ----------
 Expenses:
      Rentals                                                30,561          20,690         57,273         38,841
      Parts, service and used equipment                      48,524          16,045         70,410         24,251
      Compressor fabrication                                 48,734          12,483         95,018         23,874
      Production and processing equipment fabrication        35,297          11,935         70,446         16,418
      Selling, general and administrative                    22,658          10,899         42,635         20,014
      Depreciation and amortization                          19,061          12,292         35,928         22,651
      Leasing expense                                        15,639          10,060         30,927         18,136
      Interest expense                                        3,259           1,005          5,963          2,635
      Distributions on mandatorily redeemable
        convertible preferred securities                      1,594           1,592          3,187          3,183

      Other                                                      15                          3,007
                                                         ----------     -----------     ----------     ----------
                                                            225,342          97,001        414,794        170,003
                                                         ----------     -----------     ----------     ----------
 Income before income taxes                                  37,736          20,083         68,048         37,638
 Provision for income taxes                                  14,332           7,310         25,851         13,700
                                                         ----------     -----------     ----------     ----------
 Income before cumulative effect of accounting
   change                                                    23,404          12,773         42,197         23,938
       Cumulative effect of accounting change for
         derivative instruments, net of income tax                                            (164)
                                                         ----------     -----------     ----------     ----------
     Net Income                                              23,404          12,773         42,033         23,938
                                                         ----------     -----------     ----------     ----------

 Other comprehensive income (loss), net of tax:
      Adjustment to record changes in fair value
        of hedging financial instruments                        761                            761
      Foreign currency translation adjustment                    10              (9)           (16)          (165)
                                                         ----------     -----------     ----------     ----------
 Comprehensive income                                    $   24,175     $    12,764     $   42,778     $   23,773
                                                         ==========     ===========     ==========     ==========

 Diluted net income per share:
    Income before cumulative effect of
      accounting change                                  $   23,404     $    12,773     $   42,197     $   23,938
    Distributions on mandatorily redeemable
      convertible preferred securities, net of
      income tax                                              1,036                          2,072
    Cumulative effect of accounting change, net of
      income tax                                                                              (164)
                                                         ----------     -----------     ----------     ----------
 Net income for purposes of computing diluted net
   income per share                                      $   24,440     $    12,773     $   44,105     $   23,938
                                                         ==========     ===========     ==========     ==========

 Weighted average common and common
   equivalent shares outstanding:
      Basic                                                  70,243          59,594         68,555         58,504
                                                         ----------     -----------     ----------     ----------
      Diluted                                                79,205          64,396         77,557         63,689
                                                         ----------     -----------     ----------     ----------

 Earnings per common share:
      Basic                                              $     0.33     $      0.21     $     0.61     $     0.41
                                                         ----------     -----------     ----------     ----------
      Diluted                                            $     0.31     $      0.20     $     0.57     $     0.38
                                                         ----------     -----------     ----------     ----------

      The accompanying notes are an integral part of these consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                          Six Months
                                                                         ended June 30,
                                                                   ---------------------------
                                                                     2001               2000
                                                                   ---------          --------
Cash flows from operating activities:
  Net income                                                      $  42,033          $  23,938
  Adjustments:
    Depreciation and amortization                                    35,928             22,651
    Amortization of debt issuance costs and debt discount               524                320
    Bad debt expense                                                  1,038                495
    Loss (gain) on sale of property, plant and equipment                 27             (6,831)
    Equity in income of nonconsolidated affiliates                   (2,063)            (1,498)
    Loss on derivative instruments                                    3,260
    Deferred income taxes                                            16,321              8,610
    Changes in assets and liabilities, excluding impact of
      business combinations:
        Accounts receivable                                         (15,435)           (12,524)
        Inventory                                                   (38,109)           (26,356)
        Costs and estimated earnings in excess
          of billings on uncompleted contracts                      (31,055)           (10,731)
        Accounts payable and other liabilities                          883             (3,203)
        Advance billings                                             12,431             (5,196)
        Other                                                        (6,300)            (1,167)
                                                                  ---------          ---------
Net cash provided by (used in) operating activities                  19,483            (11,492)
                                                                  ---------          ---------
Cash flows from investing activities:
  Capital expenditures                                             (184,085)          (129,864)
  Proceeds from sale of property, plant and
    equipment                                                        10,373            116,808
  Cash used for business combinations, net                          (76,686)           (25,438)
  Cash used to acquire investments in
    nonconsolidated subsidiaries                                     (2,746)            (4,580)
                                                                  ---------          ---------
Net cash used in investing activities                              (253,144)           (43,074)
                                                                  ---------          ---------
Cash flows from financing activities:
  Net borrowing (repayment) on revolving credit facility            (37,500)               900
  Repayment of long-term debt and short-term notes                  (11,832)              (393)
  Issuance of convertible senior notes, net                         185,590
  Issuance of common stock, net                                      83,850             59,400
  Proceeds from warrant conversions and stock option exercises        1,310              1,047
  Repayment of shareholder notes                                         32              1,669
                                                                  ---------          ---------
Net cash provided by financing activities                           221,450             62,623
                                                                  ---------          ---------
Effect of exchange rate changes on cash and equivalents                  11                (67)
                                                                  ---------          ---------
Net increase (decrease) in cash and cash equivalents                (12,200)             7,990
Cash and cash equivalents at beginning of period                     45,484              5,756
                                                                  ---------          ---------
Cash and cash equivalents at end of period                        $  33,284          $  13,746
                                                                  =========          =========
Acquisitions of businesses:
  Property, plant and equipment acquired                          $  87,324          $   8,274
  Other assets acquired, net of cash acquired                     $  10,247          $  36,061
  Goodwill                                                        $  32,369          $  61,963
  Liabilities                                                     $  (1,047)         $ (21,270)
  Debt issued                                                     $  (3,716)         $
  Deferred taxes                                                  $  (6,802)         $  (1,815)
  Common stock issued                                             $ (41,689)         $ (57,775)

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

  Included in diluted shares are common stock equivalents relating to options of 4,133,000 and 4,635,000, and warrants of 4,000 and 551,000, for the six months ended June 30, 2001 and 2000, respectively, and mandatorily redeemable convertible preferred securities of 4,825,000 for the six months ended June 30, 2001. The mandatorily redeemable convertible preferred securities were excluded from the diluted shares for the six months ended June 30, 2000 and the convertible senior notes were excluded from the diluted shares for all periods presented as their effects would be anti-dilutive.

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

  The pro forma information set forth below assumes the acquisition of OEC completed in 2001, and the acquisitions of the Dresser-Rand Company's compression services division and Applied Process Solutions, Inc. ("APSI") completed in 2000 are accounted for as if the purchases had occurred at the beginning of 2000. The pro forma information is presented for informational purposed only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                     SIX MONTHS ENDED
                                               ------------------------------
                                                         JUNE 30,
                                               ------------------------------
                                                   2001              2000
                                               -----------        -----------
   Revenue..................................... $ 486,602          $ 302,472
   Income before cumulative effect of
     accounting change.........................    40,417             22,764
   Earnings per common share--basic............      0.58               0.35
   Earnings per common share--diluted..........      0.54               0.33

3.  INVENTORIES

 Inventory consisted of the following amounts (in thousands):

                                                  JUNE 30,       DECEMBER 31,
                                                    2001            2000
                                                  --------        --------
   Parts and supplies.........................    $138,918        $ 87,114
   Work in progress...........................      40,325          47,193
   Finished goods.............................       5,432           4,941
                                                  --------        --------
                                                  $184,675        $139,248
                                                  ========        ========

4.  PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following (in thousands):

                                                   JUNE 30,      DECEMBER 31,
                                                  ---------     -------------
                                                    2001             2000
                                                  ---------        --------
   Compression equipment and facilities.........  $ 825,946        $587,387
   Land and buildings...........................     43,282          35,233
   Transportation and shop equipment............     54,845          44,202
   Other........................................     18,300          15,279
                                                  ---------        --------
                                                    942,373         682,101
   Accumulated depreciation.....................   (128,812)        (98,515)
                                                  ---------        --------
                                                  $ 813,561        $583,586
                                                  =========        ========

5.  STOCK AND CONVERTIBLE SENIOR NOTES OFFERING

  In March 2001, the Company issued $192,000,000 principal amount of 4.75% convertible senior notes due 2008. The notes will mature on March 15, 2008 and are first subject to call on March 15, 2004. The notes will be convertible into shares of the Company's common stock at a conversion price of approximately $43.94 per share. The Company received approximately $185,590,000 of proceeds from the sale, net of underwriting and offering costs.

  In March 2001, the Company completed a public offering of 2,500,000 newly issued shares of the Company's common stock. The Company realized approximately $83,850,000 of proceeds from the offering net of underwriting and offering costs.

6.  LEASING TRANSACTION

  In October 2000, the Company completed a $172,589,000 sale and lease back of certain compression equipment. In March 2000, the Company entered into a separate $200,000,000 sale and lease back of certain compression equipment. Under the March agreement, the Company received $100,000,000 proceeds from the sale of compression equipment at closing and in August 2000, the Company completed the second half of the equipment lease and received an additional $100,000,000 for the sale of additional compression equipment. In June 1999 and in July 1998 the Company completed two other separate $200,000,000 sale and lease back transactions of certain compression equipment. All transactions are recorded as a sale and lease back of the equipment with the leases are treated as operating leases. Under all the lease agreements, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment at fair market value. The Company has substantial residual value guarantees under the lease agreements that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of the Company's purchase options. Any gains on the sale of the equipment are deferred until the end of the respective lease terms. Should the Company not exercise its purchase options under the lease agreements, the deferred gains will be recognized to the extent they exceed any residual value guarantee payments and any other payments required under the lease agreements. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate. The following future minimum lease payments are due under the leasing arrangements exclusive of any guarantee payments (in thousands): 2001 -- $26,900; 2002 -- $53,800; 2003 -- $46,800; 2004 -- $32,600;
2005 - $14,100.

7.  ACCOUNTING FOR DERIVATIVES

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. At December 31, 2000, the Company had two interest rate swaps outstanding with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively.
These swaps were entered into to convert the variable lease payments under the Company's 1998 lease agreement to fixed payments. The difference paid or received on the swap transactions is recognized in leasing expense. The interest rate swaps expire in July 2003. On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an unrealized loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During the three and six months ended June 30, 2001, the Company recognized additional unrealized losses of $15,000 and $3.0 million, respectively, related to the change in the fair value of these interest rate swaps in other expense in the statement of income. At June 30, 2001 the Company recorded a liability of $3.2 million related to these interest rate swaps in other liabilities. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and these changes in fair value will be recorded in the statement of income. During the second quarter of 2001, the Company entered in three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

------------------------------------------------------------------------
    Lease        Maturity Date        Strike Rate      Notional Amount
------------------------------------------------------------------------
March 2000         3/11/2005            5.2550%         $100,000,000
------------------------------------------------------------------------
August 2000        3/11/2005            5.2725%         $100,000,000
------------------------------------------------------------------------
October 2000      10/26/2005            5.3975%         $100,000,000
------------------------------------------------------------------------

These three swaps meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. The Company recorded a $761,000 gain, net of tax in other comprehensive income at June 30, 2001.

8.  ACCOUNTING STANDARDS

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The Statement is effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.

  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement is effective for January 1, 2002. Under SFAS No. 142, amortization of goodwill to earnings will be discontinued. However, goodwill will be reviewed for impairment annually or whenever events indicate an impairment may have occurred. A benchmark assessment of potential impairment also must be completed within six months of adopting SFAS No. 142. At June 30, 2001, the Company has $195,463,000 of goodwill on its balance sheet, which is amortized at an annual rate of $10,200,000. The Company is current evaluating the effect the implementation of SFAS No. 142 will have on its financial statements.

9.  RELATED PARTY TRANSACTIONS

  During the three months ended June 30, 2001, the Company sold approximately $16.1 million of inventory recorded in parts, service and used equipment revenue to a related party and recognized a profit of approximately $1.8 million. At June 30, 2001, $14.5 million was recorded in accounts receivable-trade from this related party.

10.  COMMITMENTS AND CONTINGENCIES

  In June 2001, the Company signed a definitive agreement to acquire the Production Operators Corporation's ("POI") natural gas compression business, ownership interests in certain natural gas compression and gas handling joint venture projects in South America and related assets of Schlumberger Limited ("Schlumberger") for $761 million. Under the agreement, Hanover has committed to pay Schlumberger: $270 million in cash, $150 million in a long-term subordinated note, a number of newly issued Hanover shares having a nominal value of $283 million estimated to total between 6.82 million and 8.71 million shares and $58 million with proceeds of a refinancing of a South American joint venture to be acquired by Hanover in the POI acquisition. The Company expects the transaction to close in August 2001.

  In January 2001, the Company entered into a facilitation agreement with Bellili Energy SRL ("Bellili"), a fabrication company based in Italy. In connection with the agreement, the Company agreed to provide Bellili with project financing including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the agreement, Bellili is required to present each project to the Company which must be approved at the Company's sole discretion. At June 30, 2001, approximately $4.3 million were outstanding under the facilitation agreement.

  Under a separate agreement with Bellili, the Company has guaranteed performance bonds on Bellili's behalf totaling approximately $4.7 million at June 30, 2001.

  In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11. SUBSEQUENT EVENT

  In August 2001, the Company announced a private offering by Hanover Equipment Trust 2001A, a special purpose entity, (the "Trust") of $300 million of senior secured notes due 2008. The Trust will use the proceeds from this offering to purchase equipment from the Company in a sale and leaseback transaction. The Company would lease the equipment under a seven-year agreement and will continue to deploy the equipment in its normal operations. The lease will be recorded by the Company as an operating lease. This transaction is expected to be completed in August 2001 and Hanover intends to use the proceeds from the sale of the equipment to fund the cash portion of its acquisition of POI.

12.  REPORTABLE SEGMENTS

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

The following table presents sales and other financial information by industry segment for the three months ended June 30, 2001 and 2000 (in thousands).



                                                   PARTS, SERVICE                    PRODUCTION
                     DOMESTIC    INTERNATIONAL        AND USED       COMPRESSOR      EQUIPMENT                ELIMINAT-   CONSOLI-
                      RENTALS       RENTALS           EQUIPMENT      FABRICATION    FABRICATION     OTHER       IONS        DATED
                     --------    -------------     --------------    -----------    -----------    --------   ---------   ---------
June 30, 2001:
Revenues from
  external
  customers          $ 60,060      $  30,008          $   66,125      $  57,839      $  45,342     $  3,704   $   -       $  263,078
Intersegment
sales                    -               300              16,785         17,194          1,447        1,112     (36,838)      -
                     --------    -------------     --------------    -----------    -----------    --------   ---------   ----------
  Total revenues       60,060         30,308              82,910         75,033         46,789        4,816     (36,838)     263,078

Gross Profit           39,959         19,548              17,601          9,105         10,045        3,704       -           99,962

Identifiable
 assets               771,078        339,123              74,351        326,178        113,458       33,285       -        1,657,473

June 30,2000:
Revenues from
  external
  customers          $ 39,020      $  18,777          $   24,234      $  14,986      $  15,186     $  4,881   $   -       $  117,084
Intersegment
sales                  -                 300              14,211         26,550          1,127        1,593     (43,781)      -
                     --------    -------------     --------------    -----------    -----------    --------   ---------    ---------
  Total revenues       39,020         19,077              38,445         41,536         16,313        6,474     (43,781)     117,084

Gross Profit           25,135         11,972               8,189          2,503          3,251        4,881       -           55,931


     The following table presents sales and other financial information by industry segment for the six months ended June 30, 2001 and 2000 (in thousands).



                                                   PARTS, SERVICE                    PRODUCTION
                     DOMESTIC    INTERNATIONAL        AND USED       COMPRESSOR      EQUIPMENT                ELIMINAT-   CONSOLI-
                      RENTALS       RENTALS           EQUIPMENT      FABRICATION    FABRICATION     OTHER       IONS        DATED
                     --------    -------------     --------------    -----------    -----------    --------   ---------   ---------
June 30, 2001:
Revenues from
  external
  customers          $113,789      $  56,336          $  104,455      $ 112,490      $  88,933     $  6,839   $   -       $  482,842
Intersegment
sales                   -              2,134              23,968         36,722          2,232        2,246     (67,302)      -
                     --------    -------------     --------------    -----------    -----------    --------   ---------   ----------
  Total revenues      113,789         58,470             128,423        149,212         91,165        9,085     (67,302)     482,842

Gross Profit           76,341         36,511              34,045         17,472         18,487        6,839       -          189,695

June 30,2000:
Revenues from
  external
  customers          $ 77,228      $  36,673          $   35,550      $  29,171      $  21,111     $  7,908   $   -       $  207,641
Intersegment
sales                    -               600              19,703         52,303          1,747        1,593     (75,946)      -
                     --------    -------------     --------------    -----------    -----------    --------   ---------    ---------
  Total revenues       77,228         37,273              55,253         81,474         22,858        9,501     (75,946)     207,641

Gross Profit           51,042         24,018              11,299          5,297          4,693        7,908       -          104,257


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain matters discussed in this document are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition, (2) the introduction of competing technologies by other companies, (3) a prolonged substantial reduction in oil and gas prices which would cause a decline in the demand for the Company's compression and oil and gas production equipment, (4) new governmental safety, health and environmental regulations which could require significant capital expenditures by the Company, (5) inability to successfully integrate acquired businesses, including Production Operators Corporation ("POI") and (6) changes in economic or political conditions in the countries in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

  The Company is a leading provider of a broad array of natural gas compression, gas handling and related services in the United States and select international markets. Founded in 1990 and publicly held since 1997, the Company operates the largest compressor rental fleet, in terms of horsepower, in the gas compression industry and provides its services on a rental, contract compression, maintenance and acquisition leaseback basis. In conjunction with the Company's maintenance business, the Company has developed its parts and service business to provide solutions to customers that own their own compression equipment but want to outsource their operations. The Company's compression services are complemented by its compressor and oil and gas production equipment fabrication operations and gas processing and treating, gas measurement and power generation services, which broaden the Company's customer relationships both domestically and internationally. The Company's products and services are essential to the production, gathering, processing, transportation and storage of natural gas and are provided primarily to independent and major producers and distributors of natural gas. As of June 30, 2001, the Company operated a fleet of 5,839 compression rental units with an aggregate capacity of approximately 2,533,000 horsepower.

     In March 2001, the Company purchased the OEC Compression Corporation("OEC") in an all-stock transaction for approximately $100.7 million, including the assumption of approximately $63.0 million of indebtedness of OEC. The acquisition was accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

  The Company's total revenues increased by $146.0 million, or 125%, to $263.1 million during the three months ended June 30, 2001 from $117.1 million during the three months ended June 30, 2000. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as due to business acquisitions completed in 2001 and 2000.

  Revenues from rentals increased by $32.3 million, or 56%, to $90.1 million during the three months ended June 30, 2001 from $57.8 million during the three months ended June 30, 2000. Domestic revenues from rentals increased by $21.1 million, or 54%, to $60.1 million during the three months ended June 30, 2001 from $39.0 million during the three months ended June 30, 2000. International rental revenues increased by $11.2 million, or 60%, to $30.0 million during the three months ended June 30, 2001 from $18.8 million during the three months ended June 30, 2000. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet and business acquisitions completed in 2001 and 2000. At June 30, 2001, the compressor rental fleet consisted of approximately 2,533,000 horsepower, a 60% increase over the 1,585,000 horsepower in the rental fleet at June 30, 2000. Domestic horsepower in the rental fleet increased by 61% to 2,060,000 horsepower at June 30, 2001 from approximately 1,269,000 horsepower at June 30, 2000. International horsepower increased by 55% to 473,000 horsepower at June 30, 2001 from approximately 316,000 horsepower at June 30, 2000.

   Revenue from parts, service and used equipment increased by $41.9 million, or 173% to $66.1 million during the three months ended June 30, 2001 from $24.2 million during the three months ended June 30, 2000. This increase is due in part to an increase in our marketing focus for this business segment, as well as expansion of business activities through acquisitions. Revenues from compressor fabrication increased by $42.8 million, or 286%, to $57.8 million during the three months ended June 30, 2001 from $15.0 million during the three months ended June 30, 2000. This increase is due to the acquisition of Dresser-Rand Company's compression service division during September 2000. During the three months ended June 30, 2001, an aggregate of approximately 148,000 horsepower of compression equipment was fabricated compared to approximately 75,000 horsepower fabricated during the three months ended June 30, 2000.

  Revenues from production and processing equipment fabrication increased by $30.1 million, or 199%, to $45.3 million during the three months ended June 30, 2001 from $15.2 million during the three months ended June 30, 2000. The increase is due primarily to the acquisition of APSI during June, 2000.

  Equity in earnings in subsidiaries increased $.8 million, or 176%, to $1.3 million during the three months ended June 30, 2001, from $.5 million during the three months ended June 30, 2000.

  Other income during the three months ended June 30, 2001 amounted to $2.4 million compared to $4.4 million during the three months ended June 30, 2000, a decrease of $2.0 million. Included in other income was $.7 million which was related to fees earned under the Bellili agreements.

EXPENSES

     Operating expenses of the rental segments increased by $9.9 million, or 48%, to $30.6 million during the three months ended June 30, 2001 from $20.7 million during the three months ended June 30, 2000. The increase resulted primarily from the corresponding 56% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was 66% during the three months ended June 30, 2001 and 64% during the three months ended June 30, 2000. The rentals gross profit percentage increase is primarily due to improved rental rates resulting from the increase in market demand for natural gas compression. Operating expenses of parts, service and used equipment increased by $32.5 million, or 202% to $48.5 million, which relates to the 173% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 27% during the three months ended June 30, 2001 from 34% during the three months ended June 30, 2000. The decrease in gross margin in parts, service and used equipment results primarily from a sale of used equipment to a related party for approximately $16.1 million resulting in a gross margin of approximately 11%. Operating expenses of compressor fabrication increased by $36.2 million, or 290%, to $48.7 million during the three months ended June 30, 2001 from $12.5 million during the three months ended June 30, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 16% during the three months ended June 30, 2001 and 17% during the three months ended June 30, 2000. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company, which has lower gross margins than the Company has previously experienced. The operating expenses attributable to production equipment fabrication increased by $23.4 million, or 196%, to $35.3 million during the three months ended June 30, 2001 from $11.9 million during the three months ended June 30, 2000. The gross profit margin attributable to production and processing equipment fabrication was 22% during the three months ended June 30, 2001 and was 21% during the three months ended June 30, 2000.

  Selling, general and administrative expenses increased $11.8 million, or 108%, to $22.7 million during the three months ended June 30, 2001 from $10.9 million during the three months ended June 30, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above, as well as acquisitions during 2001 and 2000.

  The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended June 30, 2001 increased 72% to $77.3 million from $45.0 million for the three months ended June 30, 2000 primarily due to the increase in the Company's revenues and gross profit for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

  Depreciation and amortization increased by $6.8 million to $19.1 million during the three months ended June 30, 2001 compared to $12.3 million during the three months ended June 30, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in March, August and October 2000. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2001 and 2000.

  The Company incurred leasing expense of $15.6 million during the three months ended June 30, 2001 compared to $10.1 million during the three months ended June 30, 2000 resulting from the equipment leases entered into in 2000.

  Interest expense increased by $2.3 million to $3.3 million during the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. The increase in interest expense is due to higher levels of outstanding debt which was partially offset by lower interest rates.

INCOME TAXES

  The provision for income taxes increased by $7.0 million, or 96%, to $14.3 million during the three months ended June 30, 2001 from $7.3 million during the three months ended June 30, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the three months ended June 30, 2001 and 2000 were 38% and 36.4%, respectively. The increase in average effective income tax rates is due primarily to increased income in foreign tax jurisdictions.

NET INCOME

  Net income increased $10.6 million, or 83%, to $23.4 million during the three months ended June 30, 2001 from $12.8 million during the three months ended June 30, 2000 for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

  The Company's total revenues increased by $275.2 million, or 133%, to $482.8 million during the six months ended June 30, 2001 from $207.6 million during the six months ended June 30, 2000. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as due to business acquisitions completed in 2001 and 2000.

  Revenues from rentals increased by $56.2 million, or 49%, to $170.1 million during the six months ended June 30, 2001 from $113.9 million during the six months ended June 30, 2000. Domestic revenues from rentals increased by $36.6 million, or 47%, to $113.8 million during the six months ended June 30, 2001 from $77.2 million during the six months ended June 30, 2000. International rental revenues increased by $19.6 million, or 54%, to $56.3 million during the six months ended June 30, 2001 from $36.7 million during the six months ended June 30, 2000. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet and business acquisitions in 2001 and 2000.

  Revenue from parts, service and used equipment increased by $68.9 million, or 194% to $104.5 million during the six months ended June 30, 2001 from $35.6 million during the six months ended June 30, 2000. This increase is due in part to an increase in our marketing focus for this business segment, as well as expansion of business activities through acquisitions. Revenues from compressor fabrication increased by $83.3 million, or 286%, to $112.5 million during the six months ended June 30, 2001 from $29.2 million during the six months ended June 30, 2000. This increase is due to the acquisition of Dresser-Rand Company's compression service division during September 2000. During the six months ended June 30, 2001, an aggregate of approximately 284,000 horsepower of compression equipment was fabricated compared to approximately 141,000 horsepower fabricated during the six months ended June 30, 2000.

  Revenues from production and processing equipment fabrication increased by $67.8 million, or 321%, to $88.9 million during the six months ended June 30, 2001 from $21.1 million during the six months ended June 30, 2000. The increase is due primarily to the acquisition of APSI during June, 2000.

  Equity in earnings in subsidiaries increased $.6 million, or 38%, to $2.1 million during the six months ended June 30, 2001, from $1.5 million during the six months ended June 30, 2000.

  Other income during the six months ended June 30, 2001 amounted to $4.8 million compared to $6.4 million during the six months ended June 30, 2000, a decrease of $1.6 million. Included in other income in 2001 was $1.4 million which was related to fees earned under the Bellili agreements.

EXPENSES

  Operating expenses of the rental segments increased by $18.5 million, or 48%, to $57.3 million during the six months ended June 30, 2001 from $38.8 million during the six months ended June 30, 2000. The increase resulted primarily from the corresponding 49% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was 66% during the six months ended June 30, 2001 and 2000.

Operating expenses of parts, service and used equipment increased by $46.2 million, or 190% to $70.4 million, which relates to the 194% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 33% during the six months ended June 30, 2001 compared to 32% during the six months ended June 30, 2000. Operating expenses of compressor fabrication increased by $71.1 million, or 298%, to $95.0 million during the six months ended June 30, 2001 from $23.9 million during the six months ended June 30, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 16% during the six months ended June 30, 2001 and 18% during the six months ended June 30, 2000. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company, which has lower gross margins than the Company has historically experienced. The operating expenses attributable to production equipment fabrication increased by $54.0 million, or 329%, to $70.4 million during the six months ended June 30, 2001 from $16.4 million during the six months ended June 30, 2000. The gross profit margin attributable to production and processing equipment fabrication was 21% during the six months ended June 30, 2001 and 22% during the six months ended June 30, 2000.

  Selling, general and administrative expenses increased $22.7 million, or 113%, to $42.7 million during the six months ended June 30, 2001 from $20.0 million during the six months ended June 30, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above as well as acquisitions during 2001 and 2000.

  The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the six months ended June 30, 2001 increased 71% to $144.1 million from $84.2 million for the six months ended June 30, 2000 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

  Depreciation and amortization increased by $13.2 million to $35.9 million during the six months ended June 30, 2001 compared to $22.7 million during the six months ended June 30, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in March, August and October 2000. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2001 and 2000.

  The Company incurred leasing expense of $30.9 million during the six months ended June 30, 2001 compared to $18.1 million during the six months ended June 30, 2000 resulting from the Equipment Leases entered into in 2000.

  Interest expense increased by $3.4 million to $6.0 million during the six months ended June 30, 2001 from $2.6 million for the six months ended June 30, 2000. The increase in interest expense is due to higher levels of outstanding debt which was partially offset by lower interest rate.

  Other expenses during the six months ended June 30, 2001 was $3.0 million, which resulted from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see note 7 to Consolidated Financial Statements).

INCOME TAXES

  The provision for income taxes increased by $12.2 million, or 89%, to $25.9 million during the six months ended June 30, 2001 from $13.7 million during the six months ended June 30, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the six months ended June 30, 2001 and 2000 were 38% and 36.4%, respectively. The increase in average effective income tax rates is due primarily to increased income in foreign tax jurisdictions.

NET INCOME

  Net income increased $18.3 million, or 76%, to $42.2 million during the six months ended June 30, 2001 from $23.9 million during the six months ended June 30, 2000 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash balance amounted to $33.3 million at June 30, 2001 compared to $45.5 million at December 31, 2000. Primary sources of cash during the six months ended June 30, 2001 were net proceeds of $185.6 million from the issuance of 4.75% Convertible Senior Notes due 2008 and $83.9 million through a public offering of 2,500,000 shares of common stock by the Company and operating cash flows of $19.5 million. Principal uses of cash during the six months ended June 30, 2001 were capital expenditures and business acquisitions of $260.8 million and the net repayment of the revolving credit facility for $37.5 million.

  Working capital increased to $399.2 million at June 30, 2001 from $309.9 million at December 31, 2000, primarily as a result of increases in accounts receivables, inventories, costs in excess of billings and other current assets. The increase in the balances is due to an increased level of activity in the Company's lines of business over 2000 as well as from acquisitions. These increases were partially offset by an increase in current liabilities.

  The amounts invested in property, plant and equipment during 2001 was $184.1 million which resulted in the addition of approximately 381,000 horsepower to the rental fleet. At June 30, 2001, the rental fleet consisted of 2,060,000 horsepower domestically and 473,000 in the international rental fleet. Current plans are to spend approximately $170 million during the remainder of 2001, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity and long term debt. As of June 30, 2001 the Company has approximately $112 million of credit capacity remaining on its $200 million Bank Credit Agreement (5.06% rate at June 30, 2001).

  On June 27, 2001, the Company signed a definitive agreement to acquire POI, and other assets from Schlumberger Ltd. in exchange for total consideration of $761 million in cash, common stock and indebtedness. To fund the acquisition, the Company will use $270 million of proceeds from the sale of equipment to a special purpose entity (see note 9 to Consolidated Financial Statements) in combination with the $150 million subordinated acquisition note and $283 million of common stock. The Company believes that cash flow from operations, borrowing under its existing $200 million bank credit agreement and the proceeds of the sale of equipment and the related financing associated with the POI acquisition will provide the Company with adequate capital resources to fund its estimated level of capital expenditure for the year 2001.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The Statement is effective for all business combinations accounted for using the purchase method for which the date of acquision is July 1, 2001, or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.

  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement is effective for January 1, 2002. Under SFAS No. 142, amortization of goodwill to earnings will be discontinued. However, goodwill will be reviewed for impairment annually or whenever events indicate an impairment may have occurred. A benchmark assessment of potential impairment also must be completed within six months of adopting SFAS No. 142. At June 30, 2001, Hanover has $195,463,000 of goodwill on its balance sheet, which, going forward, will be amortized at an annual rate of approximately $10,200,000 under current generally accepted accounting principles. The Company is current evaluating the effect the implementation of SFAS No. 142 will have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At June 30, 2001, the fair market value of these interest rate swaps is approximately $2.0 million and this amount was recorded in other liabilities. At June 30, 2001, the Company is exposed to variable rental rates on the equipment leases it entered into in June 1999 and October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at quarter end; the increase in annual leasing expense on these equipment leases would be approximately $1.9 million. The Company does not currently use derivative financial instruments to mitigate foreign currency risk.

PART II.   OTHER INFORMATION

Item 4. At its Annual Meeting of Stockholders held on May 17, 2001, the Company presented the following matters to the stockholders for action and the votes cast are indicated below:

                        Matter                 For             Withheld
                        ------                 ---             --------
1.      Re-election of Directors.
        Michael A. O'Connor                 58,753,251         1,034,740
        Michael J. McGhan                   57,609,777         2,178,214
        William S. Goldberg                 57,541,312         2,246,679
        Ted Collins, Jr.                    58,752,156         1,035,835
        Melvin N. Klein                     53,202,683         6,585,308
        Alvin V. Shoemaker                  58,753,324         1,034,667
        Robert A. Fergason                  53,094,683         6,693,308

2.      Approval of the 2001 Equity Incentive Plan.

                For                     Against                 Abstain
                ---                     -------                 -------
            49,426,541                 10,265,108               96,421

3.      Reappointment of PricewaterhouseCoopers LLP as Independent Accountants.

                For                     Against                 Abstain
                ---                     -------                 -------
            59,166,113                  588,064                 33,894

Item 6:  Exhibits and reports on Form 8-K

(a)      Exhibits

10.63 Purchase Agreement dated June 28, 2001 among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Sarevco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression Limited Partnership.

(b)      Reports submitted on Form 8-K:

         (1) A report on Form 8-K was filed on June 29, 2001, which filed as an exhibit under the caption "Item 5 - Other Events" a press release reporting that the Company had signed a definitive agreement to acquire the Production Operators Corporation natural gas compression business, ownership interests in certain natural gas compression and gas handling joint venture projects in South America and related assets of Schlumberger for $761 million.

All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY
Date: August 14, 2001
By:

/s/ Michael J. McGhan
------------------------
Michael J. McGhan
President and Chief Executive Officer

Date: August 14, 2001
By:


/s/ William S. Goldberg
------------------------
William S. Goldberg
Executive Vice President and
Chief Financial Officer