Form 10-Q
period 2001-09-30
HANOVER COMPRESSOR CO /
filed 2001-11-15
CIK 909413

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes      X
No


As of November 12, 2001 there were 79,084,551 shares of the Company's common stock $0.001 par value, outstanding.

                          HANOVER COMPRESSOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
       (in thousands of dollars, except for par value and share amounts)

                                                                                  September 30,  December 31,
                                                                                      2001          2000
                                                                                      ----          ----
           ASSETS
   Current assets:
      Cash and cash equivalents                                                    $    22,306   $    45,484
      Accounts receivable trade, net                                                   345,563       242,526
      Inventory                                                                        214,925       139,248
      Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                     77,343        38,665
      Prepaid taxes                                                                     32,066        19,948
      Other current assets                                                              27,356        12,384
                                                                                   -----------   -----------
           Total current assets                                                        719,559       498,255

   Property, plant and equipment, net                                                1,022,490       583,586
   Goodwill, net                                                                       200,292       141,973
   Intangible and other assets                                                          64,228        37,979
   Investment in nonconsolidated affiliates                                            183,174        27,728
                                                                                   -----------   -----------
           Total assets                                                            $ 2,189,743   $ 1,289,521
                                                                                   ===========   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term debt                                         $     5,607   $     2,423
      Short-term notes payable                                                                        10,073
      Accounts payable, trade                                                          108,717        88,651
      Accrued liabilities                                                               97,648        49,205
      Advance billings                                                                  48,386        32,292
      Billings on uncompleted contracts in excess of
              costs and estimated earnings                                              11,805         5,669
                                                                                   -----------   -----------

           Total current liabilities                                                   272,163       188,313

   Long-term debt                                                                      434,709       110,935
   Other liabilities                                                                   225,856       158,661
   Deferred income taxes                                                               132,730       105,369
                                                                                   -----------   -----------
           Total liabilities                                                         1,065,458       563,278

   Commitments and contingencies
   Mandatorily redeemable convertible preferred securities                              86,250        86,250

   Common stockholders' equity:
      Common stock, $.001 par value; 200,000,000 shares authorized;
           79,155,497 and 66,454,703 shares issued and
           outstanding, respectively                                                        79            66
      Additional paid-in capital                                                       825,173       483,737
      Notes receivable - employee stockholders                                          (1,499)       (1,531)
      Accumulated other comprehensive loss                                              (8,393)         (457)
      Retained earnings                                                                223,392       158,895
      Treasury stock - 75,739 common shares at cost                                       (717)         (717)
                                                                                   -----------   -----------
           Total common stockholders' equity                                         1,038,035       639,993
                                                                                   -----------   -----------
           Total liabilities and common stockholders' equity                       $ 2,189,743   $ 1,289,521
                                                                                   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
              (in thousands of dollars, except per share amounts)

                                                                                Three months                    Nine months
                                                                              ended September 30,            Ended September 30,
                                                                            -----------------------       -------------------------
                                                                              2001           2000             2001          2000
                                                                           ----------      --------       -----------     ---------
Revenues and other:
   Rentals                                                                 $104,995        $ 66,309       $   275,120     $ 180,210
   Parts, service and used equipment                                         84,608          28,743           189,063        64,293
   Compressor fabrication                                                    55,678          30,975           168,168        60,146
   Production and processing equipment fabrication                           50,363          32,759           139,296        53,870
   Equity in income of non-consolidated affiliates                            1,688             455             3,751         1,953
   Other                                                                      1,467           3,340             6,243         9,750
                                                                           --------        --------       -----------     ---------
                                                                            298,799         162,581           781,641       370,222
                                                                           --------        --------       -----------     ---------
Expenses:
   Rentals                                                                   35,390          23,263            92,663        62,104
   Parts, service and used equipment                                         61,716          17,951           132,126        42,202
   Compressor fabrication                                                    45,897          26,208           140,915        50,082
   Production and processing equipment fabrication                           39,831          25,520           110,277        41,938
   Selling, general and administrative                                       23,706          14,467            66,341        34,481
   Depreciation and amortization                                             24,998          14,179            60,926        36,830
   Leasing expense                                                           16,614          11,460            47,541        29,596
   Interest expense                                                           4,355           2,925            10,318         5,560
   Distributions on mandatorily redeemable
      convertible preferred securities                                        1,593           1,593             4,780         4,776
   Other                                                                      8,466                            11,473
                                                                           --------        --------       -----------     ---------
                                                                            262,566         137,566           677,360       307,569
                                                                           --------        --------       -----------     ---------
Income before income taxes                                                   36,233          25,015           104,281        62,653
Provision for income taxes                                                   13,769           9,605            39,620        23,305
                                                                           --------        --------       -----------     ---------
Net income before cumulative effect of accounting
   change                                                                    22,464          15,410            64,661        39,348
    Cumulative effect of accounting change for
       derivative instruments, net of income tax                                                                 (164)
                                                                           --------        --------       -----------     ---------
Net Income                                                                   22,464          15,410            64,497        39,348
                                                                           --------        --------       -----------     ---------

Other comprehensive income (loss), net of tax:
   Adjustment to record changes in fair value of derivative
    financial instruments                                                    (8,675)                           (7,914)
   Foreign currency translation adjustment                                       (6)             11               (22)         (154)
                                                                           --------        --------       -----------     ---------
Comprehensive income                                                       $ 13,783        $ 15,421       $    56,561     $  39,194
                                                                           ========        ========       ===========     =========

Diluted net income per share:
   Net income before cumulative effect in accounting
       change                                                              $ 22,464        $ 15,410       $    64,661     $  39,348
   Distributions on mandatorily redeemable
       convertible preferred securities, net of income
       tax                                                                    1,036           1,016             3,108
   Cummulative effect of accounting change, net of
       income tax                                                                                                (164)
                                                                           --------        --------       -----------     ---------
Net income for purposes of computing diluted net
   income per share                                                        $ 23,500        $ 16,426       $    67,605     $  39,348
                                                                           ========        ========       ===========     =========
Weighted average common and common
   equivalent shares outstanding:
         Basic                                                               73,194          63,966            70,098        60,324
                                                                           --------        --------       -----------     ---------
         Diluted                                                             81,890          72,097            78,997        64,619
                                                                           --------        --------       -----------     ---------

Earnings per common share:
         Basic                                                             $    0.31       $   0.24       $      0.92     $    0.65
                                                                           ---------       --------       -----------     ---------
         Diluted                                                           $    0.29       $   0.23       $      0.86     $    0.61
                                                                           ---------       --------       -----------     ---------

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                           (in thousands of dollars)

                                                                                             Nine Months Ended September 30,
                                                                                           ---------------------------------
                                                                                              2001                   2000
                                                                                           -----------           -----------
Cash flows from operating activities:
   Net income                                                                              $    64,497           $    39,348
   Adjustments:
       Depreciation and amortization                                                            60,926                36,830
       Amortization of debt issuance costs and debt discount                                       975                   479
       Bad debt expense                                                                          1,608                   840
       Gain on sale of property, plant and equipment                                              (107)              (10,657)
       Equity in income of nonconsolidated affiliates                                           (3,751)               (1,953)
       Loss on derivative instruments                                                            8,976
       Deferred income taxes                                                                    24,979                 7,783
       Changes in assets and liabilities, excluding impact of business combinations:
           Accounts receivable                                                                 (57,708)              (28,014)
           Inventory                                                                           (49,581)              (34,814)
           Costs and estimated earnings in excess of billings on
               uncompleted contracts                                                           (32,541)              (23,169)
           Accounts payable and other liabilities                                                7,833                25,171
           Advance billings                                                                     16,094                 2,749
           Other                                                                                (5,059)               (4,442)
                                                                                           -----------           -----------
Net cash provided by operating activities                                                       37,141                10,151
                                                                                           -----------           -----------
Cash flows from investing activities:
   Capital expenditures                                                                       (479,696)             (199,676)
   Deferred leasing transaction costs                                                          (17,738)               (2,660)
   Proceeds from sale of property, plant and equipment                                         582,497               220,609
   Cash used for business combinations, net of cash acquired                                  (377,537)             (174,827)
   Cash used to acquire investments in
     nonconsolidated affiliates                                                                 (6,777)               (8,720)
                                                                                           -----------           -----------
Net cash used in investing activities                                                         (299,251)             (165,274)
                                                                                           -----------           -----------
Cash flows from financing activities:
   Net borrowing (repayment) on revolving credit facility                                      (17,500)              102,900
   Repayment of long-term debt and short-term notes                                            (14,920)               (4,290)
   Issuance of convertible senior notes, net                                                   185,332                     -
   Issuance of common stock, net                                                                83,850                59,400
   Proceeds from warrant conversions and stock option exercises                                  2,174                 2,774
   Repayment of shareholder notes                                                                   32                 1,669
                                                                                           -----------           -----------
Net cash provided by financing activities                                                      238,968               162,453
                                                                                           -----------           -----------

Effect of exchange rate changes on cash and cash equivalents                                       (36)                  (44)
                                                                                           -----------           -----------
Net increase (decrease) in cash and cash equivalents                                           (23,178)                7,286
Cash and cash equivalents at beginning of period                                                45,484                 5,756
                                                                                           -----------           -----------
Cash and cash equivalents at end of period                                                 $    22,306           $    13,042
                                                                                           ===========           ===========

Acquisitions of businesses:
   Property, plant and equipment acquired                                                  $   605,581           $   190,521
   Other assets acquired, net of cash acquired                                             $   247,510           $    92,905
   Goodwill                                                                                $    64,742           $   106,777
   Liabilities                                                                             $   (64,264)          $   (60,343)
   Debt issued                                                                             $  (215,305)          $
   Deferred taxes                                                                          $    (6,802)          $   (15,167)
   Common stock issued                                                                     $  (253,925)          $  (139,866)

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

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

        Compression equipment and facilities..................     4 to 30 years
        Buildings.............................................          30 years
        Transportation, shop equipment and other .............     3 to 12 years

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

     Prior to July 1, 2001, compression equipment in the rental fleet was depreciated using the straight-line method over an estimated useful life that ranged from 4 to 25 years. Effective July 1, 2001, the Company changed its estimate of the useful life of certain compression equipment from 15 to 30 years. The effect of this change in estimate on the quarter ended September 30, 2001 was a decrease in depreciation expense of approximately $1.5 million and an increase in net income of approximately $0.9 million ($0.01 per share). The Company anticipates this change in estimated useful life will reduce future depreciation expense, based on the Company's current depreciable assets, by approximately $3 million per quarter.

Earnings Per Common Share

     Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock and convertible securities.

     For the three months ended September 30, 2001 and 2000, common stock equivalents relating to options of 3,867,000 and 3,302,000, respectively, are included in diluted shares. For each of the three month periods, 4,000 warrants and 4,825,000 mandatorily redeemable convertible preferred securities are included in diluted shares. Convertible senior notes were excluded from the diluted shares for the three-month periods presented as their effect would be anti-dilutive.

     Included in diluted shares are common stock equivalents relating to options of 4,071,000 and 3,927,000, and warrants of 4,000 and 368,000, for the nine months ended September 30, 2001 and 2000, respectively, and mandatorily redeemable convertible preferred securities of 4,825,000 for the nine months ended September 30, 2001. The mandatorily redeemable convertible preferred securities were excluded from the diluted shares for the nine months ended September 30, 2000 and the convertible senior notes were excluded from the diluted shares for all periods presented as their effects would be anti-dilutive.

Reclassifications

     Certain amounts in the prior years' financial statements have been reclassified to conform to the 2001 financial statement classification. These reclassifications have no impact on net income.

2. BUSINESS COMBINATIONS

     In March 2001, the Company purchased the OEC Compression Corporation ("OEC") in an all-stock transaction for approximately $100.7 million, including the payment of approximately $63.0 million of OEC indebtedness. The Company issued an aggregate of approximately 1,145,000 shares of common stock to stockholders of OEC. The acquisition was accounted for under the purchase method of accounting and is included in Hanover's financial statements commencing in April 2001.

     In August 2001, the Company acquired 100% of the issued and outstanding shares of the Production Operators Corporation natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761 million in cash, common stock and indebtedness, subject to certain post-closing adjustments pursuant to the purchase agreement (the "POI Acquisition"). Under the terms of the definitive agreement, Schlumberger received approximately $270 million in cash, $150 million in a long-term subordinated note and approximately 8,708,000 shares, or approximately 10% of the outstanding shares, of Hanover common stock which are required to be held by Schlumberger for at least three years following the closing date. The ultimate number of shares issued under the purchase agreement was determined based on the nominal value of $283 million divided by the 30 day average closing price of Hanover common stock as defined under the agreement and subject to a collar of $41.50 and $32.50. The estimated fair value of the stock issued was

$212.5 million, based on the market value of the shares at the time the number of shares issued was determined reduced by an estimated 20% discount due to the restrictions on the stock's marketability. Additionally, under the terms of the agreement, the Company is required to pay $58 million upon the occurrence of certain events (see Note 12) relating to one of the joint ventures acquired by Hanover in the transaction. The purchase price was a negotiated amount between the Company and Schlumberger and the Company expects the acquisition to be accretive to earnings in future periods. The Company believes the purchase price represents the fair value of the POI business acquired based upon its assets, customer base, reputation, market position (domestic and international) and potential for long-term growth. The POI Acquisition was accounted for as a purchase and is included in Hanover's financial statements commencing on September 1, 2001.

     The Company recorded approximately $36 million in goodwill related to the acquisition which will not be amortized in accordance with the transition provisions of SFAS 142 (See Note 10). In addition, the Company recorded $18.3 million in estimated value of identifiable intangible assets. The purchase price is subject to certain post-closing adjustments and a contingent payment by Hanover to Schlumberger based on the realization of certain tax benefits by Hanover over the next 15 years. This final amount of goodwill and identifiable intangible assets could differ from the amount recorded upon completion of third party valuations of the acquired assets and any required purchase price adjustment under the agreement.

     The pro forma information set forth below assumes the acquisitions of OEC and POI completed in 2001, and the acquisitions of the Dresser-Rand Company's compression services division and Applied Process Solutions, Inc. ("APSI") completed in 2000 are accounted for as if the purchases had occurred at the beginning of 2000. The pro forma information is presented for informational purposed only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                                               --------------------------------      -------------------------------
                                                                     2001            2000                   2001           2000
                                                                   ---------      ----------             ----------     ----------
Revenue                                                            $ 324,996      $  217,495             $  891,054     $  594,919
Net income before cumulative effect of accounting change *         $  20,194      $   15,123             $   62,574     $   36,749
Earnings per common share--basic                                   $    0.25      $     0.19             $     0.80     $     0.49
Earnings per common share--diluted                                 $    0.24      $     0.19             $     0.75     $     0.47

* Net income (and per share amounts) include other expense of $2.8 million for the three and nine months ended September 30, 2001, respectively (see note 6).

3.  INVENTORIES

   Inventory consisted of the following amounts (in thousands):

                                                                                       September 30,    December 31,
                                                                                           2001           2000
                                                                                       -------------    ------------
      Parts and supplies....................................................             $  153,713      $  87,114
      Work in progress......................................................                 54,356         47,193
      Finished goods........................................................                  6,856          4,941
                                                                                         ----------      ---------
                                                                                         $  214,925      $ 139,248
                                                                                         ==========      =========

4.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (in thousands):

                                                                                        September 30,   December 31,
                                                                                             2001          2000
                                                                                        -------------   ------------
     Compression equipment and facilities.............................................    $1,028,544       $587,387
     Land and buildings...............................................................        50,367         35,233
     Transportation and shop equipment................................................        60,114         44,202
     Other............................................................................        21,138         15,279
                                                                                          ----------       --------
                                                                                           1,160,163        682,101
     Accumulated depreciation.........................................................      (137,673)       (98,515)
                                                                                          ----------       --------
                                                                                          $1,022,490       $583,586
                                                                                          ==========       ========

   In August 2001, the Company exercised its purchase option under the 1998 operating lease for $200 million. The depreciable basis of the compressors purchased has been reduced by the deferred gain of approximately $42 million which was recorded at inception of the lease and previously included as an other liability on the Company's balance sheet (see note 8).


5. INVESTMENTS IN NONCONSOLIDATED AFFILIATES

   In connection with the POI Acquisition in August 2001, the Company acquired ownership interests in certain joint venture projects in South America. The investments in joint ventures are accounted for using the equity method of accounting as the Company has ability to exercise significant influence over each joint venture. The Company's preliminary estimate of the fair value of these long-term investments totals $147 million but could change subject to completion of the third party appraisal of the joint ventures. The Company's ownership interest and the location of each joint venture is as follows:


                            Ownership
                            Interest        Location
                            ---------       --------
       Wilpro - Pigap II      30.0%         Venezuela
       Wilpro - El Furrial    33.3%         Venezuela
       Simco                  35.5%         Venezuela

6. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                                          September 30,  December 31,
                                                                                          -------------  ------------
                                                                                              2001            2000
                                                                                          -------------  ------------
     Revolving credit facility                                                                $  85,000      $102,500
     4.75% convertible senior notes due 2008                                                    192,000
     Schlumberger note, interest at 8.5%                                                        150,000
     Real estate mortgage, interest at 7.5%, collateralized by certain land and
        buildings, payable through 2002.                                                          3,667         4,000
     Other, interest at various rates, collateralized by equipment and other assets,
        net of unamortized discount                                                               9,649         6,858
                                                                                               --------      --------
                                                                                                440,316       113,358
     Less--current maturities                                                                    (5,607)       (2,423)
                                                                                               --------      --------
                                                                                               $434,709      $110,935
                                                                                               ========      ========

   The Company's credit agreement provides for a $200 million revolving credit facility that matures on December 17, 2002. Advances bear interest at the bank's prime or a negotiated rate (4.60% and 7.5% at September 30, 2001 and December 31, 2000, respectively). A commitment fee of 0.35% per annum on the average available commitment is payable quarterly. The credit agreement contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. The credit agreement also limits the payment of cash dividends on the Company's common stock to 25% of net income for the respective period.

      In March 2001, the Company issued $192 million principal amount of 4.75% convertible senior notes due 2008 (see note 7).

     In connection with the POI Acquisition on August 31, 2001, the Company issued a $150 million subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the subordinated acquisition note accrues and is payable-in-kind at the rate of 8.5% annually for the first six months after issuance and periodically increases in increments of 1% to 2% per annum to a maximum interest rate 42 months after issuance of 15.5%. In the event of an event of default under the subordinated acquisition note, interest will accrue at a rate of 2% above the then applicable rate. The subordinated acquisition note is subordinated to all of the Company's indebtedness other than indebtedness to fund future acquisitions. In the event that the Company completes an offering of equity securities, the Company is required to apply the proceeds of the offering to repay amounts outstanding under the subordinated acquisition note as long as no default exists or would exist under our other indebtedness as a result of such payment.

     In August of 2001, the Company recorded in other expense a $2.8 million charge related to a bridge loan commitment fee associated with Hanover's recent acquisition of POI.

     Maturities of long-term debt at September 30, 2001 are (in thousands of dollars): 2001--$613; 2002--$90,423; 2003--1,364; 2004--$1,053; 2005--$150,871;
2006--$546 and $195,446 thereafter.

7.  STOCK AND CONVERTIBLE SENIOR NOTES OFFERING

     In March 2001, the Company issued $192,000,000 principal amount of 4.75% convertible senior notes due 2008. The notes mature on March 15, 2008 and are first subject to call on March 15, 2004. The notes are convertible into shares of the Company's common stock at a conversion price of approximately $43.94 per share. The Company received approximately $185.3 million of proceeds from the sale, net of underwriting and offering costs.

     In March 2001, the Company completed a public offering of 2,500,000 newly issued shares of the Company's common stock. The Company realized approximately $83,850,000 of proceeds from the offering net of underwriting and offering costs.

8.  LEASING TRANSACTION

     In August 2001 and in connection with the POI Acquisition, the Company completed two sale and lease back transactions involving certain compression equipment. Concurrent with the transactions, the Company exercised its purchase option under its 1998 operating lease for $200,000,000. Under one transaction, the Company received $309,300,000 proceeds from the sale of compression equipment. Under the second transaction, the Company received $257,750,000 for the sale of additional compression equipment. Both transactions are recorded as a sale and lease back of the equipment and are recorded as operating leases. Under the $309,300,000 transaction, the equipment was sold and leased back by the Company for a 7 year period and will continue to be deployed by the Company under its normal operating procedures. The agreement calls for semi-annual rental payments of approximately $12,750,000 in addition to quarterly rental payments of approximately $268,000. Under the $257,750,000 transaction, the equipment was sold and leased back by the Company for a 10 year period and will continue to be deployed by the Company under its normal operating procedures. The agreement calls for semi-annual rental payments of approximately $10,938,000 in addition to quarterly rental payments of approximately $232,000. The Company has options to repurchase the equipment under certain conditions as defined by the lease agreement. The Company incurred transaction costs of approximately $17,700,000 related to the transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

     In October 2000, the Company completed a $172,589,000 sale and lease back of certain compression equipment. In March 2000, the Company entered into a separate $200,000,000 sale and lease back of certain compression equipment. Under the March agreement, the Company received $100,000,000 proceeds from the sale of compression equipment at closing and in August 2000, the Company completed the second half of the equipment lease and received an additional $100,000,000 for the sale of additional compression equipment. In June 1999 and in July 1998 the Company completed two other separate $200,000,000 sale and lease back transactions of certain compression equipment. Under the 2000 and 1999 lease agreements, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment under the 2000 and 1999 leases at fair market value. The 2000 and 1999 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate. The following table summarizes the proceeds, net book value of equipment sold, deferred gain on equipment sale and the residual value guarantee for each equipment lease (in thousands of dollars):


                               SALE          NET BOOK        DEFERRED            RESIDUAL
LEASES                       PROCEEDS         VALUE            GAIN          VALUE GUARANTEE
------                       --------        --------        --------        ---------------
June 1999..............      $200,000        $162,014         $37,986            $166,000
March and August 2000..       200,000         162,522          37,478             166,000
October 2000...........       172,589         134,918          37,671             142,299
August 2001............       567,050         540,342          26,708             407,000



     All transactions are recorded as a sale and lease back of the equipment and the leases are treated as operating leases. The Company has substantial residual value guarantees under the lease agreements that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of the Company's purchase options under the terms of the lease agreements. Any gains on the sale of the equipment are deferred until the end of the respective lease terms. Should the Company not exercise its purchase options under the lease agreements, the deferred gains will be recognized to the extent they exceed any residual value guarantee payments and any other payments required under the lease agreements. Upon exercise of the purchase option under the 1998 operating lease, the Company reduced its depreciable basis by the gain of approximately $42 million previously deferred. The following future minimum lease payments are due under the leasing arrangements exclusive of any guarantee payments (in thousands): 2001 --$21,458; 2002 -- $85,833; 2003 -- residual value $85,833;
2004 -- $80,248; 2005 -- $63,474; 2006 --$49,375.


9.  ACCOUNTING FOR DERIVATIVES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, the Company entered into two interest rate swaps which are outstanding at September 30, 2001 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions is recognized in leasing expense. The interest rate swaps expire in July 2003. On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an unrealized loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During the three and nine months ended September 30, 2001, the Company recognized additional unrealized loss of $5.7 million and $8.7 million, respectively, related to the change in the fair value of these interest rate swaps in other expense in the statement of income. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and these changes in fair value will be recorded in the statement of income.

    During the second quarter of 2001, the Company entered in three additional interest rate swaps to convert variable lease payments under certain operating lease arrangements to fixed payments as follows:

-----------------------------------------------------------------------------------------------------------
           Lease                  Maturity Date               Strike Rate             Notional Amount
           -----                  -------------               -----------             ---------------
-----------------------------------------------------------------------------------------------------------
        March 2000                  3/11/2005                   5.2550%                 $100,000,000
-----------------------------------------------------------------------------------------------------------
        August 2000                 3/11/2005                   5.2725%                 $100,000,000
-----------------------------------------------------------------------------------------------------------
       October 2000                 10/26/2005                  5.3975%                 $100,000,000
-----------------------------------------------------------------------------------------------------------

    These three swaps meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the three months and nine months ended September 30, 2001, the Company recorded a $8.7 million and $7.9 million loss, net of tax in other comprehensive income.

    At September 30, 2001 the Company has approximately $22 million recorded in other liabilities related to interest rate swaps.

10.  ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards("SFAS") No. 141, Business Combinations. The Statement is effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.

     In June 2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets. Under SFAS No.142, amortization of goodwill to earnings will be discontinued. However, goodwill will be reviewed for impairment annually or whenever events indicate impairment may have occurred. SFAS No.142 is effective for Hanover on January 1, 2002. However, under the transition provisions of SFAS 142, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, shall not be amortized. Since the acquisition of POI was consummated after June 30, 2001, the goodwill related to the POI acquisition will not be amortized. The goodwill related to business combinations completed before June 30, 2001 continues to be amortized since Hanover has not adopted SFAS 142.

     At September 30, 2001, Hanover has recorded approximately $222.3 million of goodwill, of which $181.3 million is required to be amortized, at an annual rate of approximately $9.6 million, under generally accepted accounting principles. The Company is currently evaluating the effect the implementation of SFAS No. 142 will have on its financial statements.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for Hanover effective January 1, 2003. The Company is presently evaluating the impact that the implementation of SFAS 143 will have on its financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement is effective for Hanover effective January 1, 2002. The Company is presently evaluating the impact that the implementation of SFAS 144 will have on its financial statements.

11.  RELATED PARTY TRANSACTIONS

     During the quarter ended June 30, 2001, the Company sold a turbine for approximately $16.1 million to an entity controlled by the father of an operational vice president of the company which resulted in a gain of approximately $1.5 million. Approximately $14.5 million is included in accounts receivable-trade at September 30, 2001.

     In August 2001, the Company paid $4.7 million to GKH Partners, L.P., a major stockholder of the Company, as payment for services rendered in connection with the POI Acquisition.

12.  COMMITMENTS AND CONTINGENCIES

     As part of the POI Acquisition, the Company is required to make a payment of $58 million due upon the completion of a refinancing of a South American joint venture acquired by Hanover. If the joint venture fails to execute the refinancing on or before December 31, 2002, Hanover will be obligated to either put its interest in such joint venture back to Schlumberger or make the joint venture payment using other funds. This obligation is recorded in other liabilities in the accompanying balance sheet. The purchase price is also subject to certain post-closing adjustments and a contingent payment by Hanover to Schlumberger based on the realization of certain tax benefits by Hanover over the next 15 years.

     In January 2001, the Company entered into a facilitation agreement with Bellili Energy SRL ("Bellili"), a fabrication company based in Italy. In connection with the agreement, the Company agreed to provide Bellili with project financing including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the agreement, Bellili must present each project to the Company which must be approved at the Company's sole discretion. At September 30, 2001, no amounts were outstanding under the facilitation agreement.

     Under a separate agreement with Bellili, the Company has guaranteed performance bonds on Bellili's behalf totaling approximately $9.3 million at September 30, 2001.

     In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13.  REPORTABLE SEGMENTS

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

     The following table presents sales and other financial information by industry segment for the three and nine months ended September 30, 2001 and 2000 (in thousands).


                                             Three Months Ended September 30, 2001     Three Months Ended September 30, 2000
                                    ------------------------------------------------- --------------------------------------
Business Segment                          Sales to                                        Sales to
----------------                          External         Intersegment      Total        External   Intersegment     Total
                                          Customers           Total        Revenues       Customers      Sales      Revenues
                                    ------------------------------------------------- --------------------------------------
Domestic rentals                           $ 72,033                        $ 72,033      $ 45,533                   $ 45,533
International rentals                        32,962         $    711         33,673        20,776     $    300        21,076
Parts service & used equipment               84,608           13,460         98,068        28,743        2,452        31,195
Compressor fabrication                       55,678           12,884         68,562        30,975       16,640        47,615
Production equipment fabrication             50,363            2,531         52,894        32,759                     32,759
Other                                         3,155            1,261          4,416         3,795          884         4,679
Eliminations                                                 (30,847)       (30,847)                   (20,276)      (20,276)
                                    ------------------------------------------------- --------------------------------------
Total consolidated revenues                $298,799                        $298,799      $162,581                   $162,581
                                    ================================================= ======================================



                                           Nine  Months Ended September 30, 2001       Nine  Months Ended September 30, 2000
                                     -----------------------------------------------  ---------------------------------------
Business Segment                           Sales to                                    Sales to
----------------                           External       Intersegment       Total     External       Intersegment    Total
                                           Customers         Sales         Revenues    Customers          Sales      Revenues
                                     ------------------------------------------------ ---------------------------------------
Domestic rentals                           $185,822                        $185,822    $122,761                      $122,761
International rentals                        89,298         $  2,845         92,143      57,449        $    900        58,349
Parts service & used equipment              189,063           37,428        226,491      64,293          22,155        86,448
Compressor fabrication                      168,168           49,606        217,774      60,146          68,943       129,089
Production equipment fabrication            139,296            4,763        144,059      53,870           1,747        55,617
Other                                         9,994            3,507         13,501      11,703           2,477        14,180
Eliminations                                                 (98,149)       (98,149)                    (96,222)      (96,222)
                                     ------------------------------------------------ ---------------------------------------
Total consolidated revenues                $781,641                        $781,641    $370,222                      $370,222
                                     ================================================ =======================================



                                                       Gross Profit
                                   --------------------------------------------------------
Business Segment                        Three Months Ended           Nine Months Ended               Identifiable Assets
----------------                   --------------------------  ----------------------------    -------------------------------
                                   September 30, September 30, September 30,  September 30,     September 30,    September 30,
                                       2001          2000          2001           2000              2001             2000
                                   --------------------------  ----------------------------    -------------------------------
Domestic rentals                      $ 46,144   $29,550        $122,485       $ 80,592        $1,240,582       $  688,010
International rentals                   23,461    13,496          59,972         37,514           462,075          164,021
Parts service & used equipment          22,892    10,792          56,937         22,091            82,992           24,037
Compressor fabrication                   9,781     4,767          27,253         10,064           255,859          279,084
Production equipment fabrication        10,532     7,239          29,019         11,932           125,927          103,274
Other                                    3,155     3,795           9,994         11,703            22,308           13,042
                                   --------------------------  ----------------------------    -------------------------------
Total                                 $115,965   $69,639        $305,660       $173,896        $2,189,743       $1,271,468
                                   ==========================  ============================    ===============================


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

GENERAL

     The Company is the global market leader in full service natural gas compression and a leading provider of service, financing, fabrication and equipment for contract natural gas handling applications. The Company provides this equipment on a rental, contract compression, maintenance and acquisition leaseback basis to natural gas production, processing and transportation companies that are increasingly seeking outsourcing solutions. Founded in 1990 and a public company since 1997, its customers include premier independent and major producers and distributors throughout the Western Hemisphere. In conjunction with the Company's maintenance business, the Company has developed its parts and service business to provide solutions to customers that own their own compression equipment but want to outsource their operations. The Company's compression services are complemented by its compressor and oil and gas production equipment fabrication operations and gas processing and treating, gas measurement and power generation services, which broaden the Company's customer relationships both domestically and internationally. The Company's products and services are essential to the production, gathering, processing, transportation and storage of natural gas and are provided primarily to independent and major producers and distributors of natural gas. As of September 30, 2001, the Company operated a fleet of 6,939 compression rental units with an aggregate capacity of approximately 3,487,000 horsepower.

     In March 2001, the Company purchased the OEC Compression Corporation("OEC") in an all-stock transaction for approximately $100.7 million, including the assumption of approximately $63.0 million of indebtedness of OEC. The acquisition was accounted for under the purchase method of accounting.

         In August 2001, the Company acquired the Production Operators Corporation natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761 million in cash, common stock and indebtedness, subject to certain post-closing adjustments pursuant to the purchase agreement (the "POI Acquisition"). The POI Acquisition was accounted for as a purchase and is included in Hanover's financial statements commencing on September 1, 2001.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     The Company's total revenues increased by $136.2 million, or 84%, to $298.8 million during the three months ended September 30, 2001 from $162.6 million during the three months ended September 30, 2000. The increase in revenues resulted from growth in revenues and horsepower from the Company's natural gas compressor rental fleet, organic growth in the Company's outsourcing businesses, which now include compression, gas treating, process measurement and power generation as well as growth due to business acquisitions completed in 2001 and 2000.

     Revenues from rentals increased by $38.7 million, or 58%, to $105.0 million during the three months ended September 30, 2001 from $66.3 million during the three months ended September 30, 2000. Domestic revenues from rentals increased by $26.5 million, or 58%, to $72.0 million during the three months ended September 30, 2001 from $45.5 million during the three months ended September 30, 2000. International rental revenues increased by $12.2 million, or 59%, to $33.0 million during the three months ended September 30, 2001 from $20.8 million during the three months ended September 30, 2000. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet and business acquisitions completed in 2001 and 2000. Subsequent to the acquisition of POI on August 31, 2001, rental revenues related to the POI business of $11.7 million were included in the Company's revenues for the period ended September 30, 2001. At September 30, 2001, the compressor rental fleet consisted of approximately 3,487,000 horsepower, a 66% increase over the 2,098,000 horsepower in the rental fleet at September 30, 2000. Domestic horsepower in the rental fleet increased by 60% to 2,740,000 horsepower at September 30, 2001 from approximately 1,714,000 horsepower at September 30, 2000. International horsepower increased by 95% to 747,000 horsepower at September 30, 2001 from approximately 384,000 horsepower at September 30, 2000.

     Revenue from parts, service and used equipment increased by $55.9 million, or 194% to $84.6 million during the three months ended September 30, 2001 from $28.7 million during the three months ended September 30, 2000. This increase is due in part to an increase in our marketing focus for this business segment as well as expansion of business activities through acquisitions. In addition, the increase is due in part to the sale of a turbine for approximately $17 million during the three months ended September 30, 2001. Revenues from compressor fabrication increased by $24.7 million, or 80%, to $55.7 million during the three months ended September 30, 2001 from $31.0 million during the three months ended September 30, 2000. This increase is due to the continued development of this product line and the acquisition of Dresser-Rand Company's compression service division beginning in September 2000. During the three months ended September 30, 2001, an aggregate of approximately 152,000 horsepower of compression equipment was fabricated compared to approximately 64,000 horsepower fabricated during the three months ended September 30, 2000.

     Revenues from production and processing equipment fabrication increased by $17.6 million, or 54%, to $50.4 million during the three months ended September 30, 2001 from $32.8 million during the three months ended September 30, 2000. The increase is due primarily to an improvement in market conditions in the process equipment business.

     Equity in earnings in subsidiaries increased $1.2 million, or 271%, to $1.7 million during the three months ended September 30, 2001, from $.5 million during the three months ended September 30, 2000. This increase is primarily due to the acquisition of POI which included interests in certain joint venture projects in South America.

EXPENSES

     Operating expenses of the rental segments increased by $12.1 million, or 52%, to $35.4 million during the three months ended September 30, 2001 from $23.3 million during the three months ended September 30, 2000. The increase resulted primarily from the corresponding 58% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was 66% during the three months ended September 30, 2001 and 65% during the three months ended September 30, 2000. The rentals gross profit percentage increase is primarily due to improved rental rates resulting from the increase in market demand for natural gas compression. Operating expenses of parts, service and used equipment increased by $43.8 million, or 244% to $61.7 million, which relates to the 194% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 27% during the three months ended September 30, 2001 from 38% during the three months ended September 30, 2000. The decrease in gross margin in parts, service and used equipment results primarily from a sale of a turbine for approximately $17 million at a gross margin of approximately 17% and was decreased by approximately 3% by a low margin installation project in Venezuela which should be completed in the fourth quarter. Operating expenses of compressor fabrication increased by $19.7 million, or 75%, to $45.9 million during the three months ended September 30, 2001 from $26.2 million during the three months ended September 30, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 18% during the three months ended September 30, 2001 and 15% during the three months ended September 30, 2000. The increase in gross profit margin for compression fabrication was attributable to operating efficiencies realized on certain projects completed during the quarter which may not be achievable in future periods. The operating expenses attributable to production equipment fabrication increased by $14.3 million, or 56%, to $39.8 million during the three months ended September 30, 2001 from $25.5 million during the three months ended September 30, 2000. The gross profit margin attributable to production and processing equipment fabrication was 21% during the three months ended September 30, 2001 and was 22% during the three months ended September 30, 2000.

     Selling, general and administrative expenses increased $9.2 million, or 64%, to $23.7 million during the three months ended September 30, 2001 from $14.5 million during the three months ended September 30, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above, as well as acquisitions during 2001 and 2000.

     The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended September 30, 2001 increased 52% to $83.8 million from $55.2 million for the three months ended September 30, 2000. This increase was primarily due to the increase in the Company's revenues and gross profit which were explained above. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

     Depreciation and amortization increased by $10.8 million to $25.0 million during the three months ended September 30, 2001 compared to $14.2 million during the three months ended September 30, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in August 2000 and in August of 2001. In addition, the increase in depreciation expense was partially offset by the change in the depreciable lives of certain types of compression equipment. Prior to July 1, 2001, compression equipment in the rental fleet was depreciated using the straight-line method over an estimated useful life that ranged from 4 to 25 years. Effective July 1, 2001, the Company changed its estimate of the useful life of certain compression equipment from 15 to 30 years. The effect of this change in estimate on the quarter ended September 30, 2001 was a decrease in depreciation expense of approximately $1.5 million and an increase in net income of approximately $0.9 million ($0.01 per share). The Company anticipates this change in estimated useful life will reduce future depreciation expense, based on the Company's current depreciable assets, by approximately $3 million per quarter. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2001 and 2000.

     The Company incurred leasing expense of $16.6 million, during the three months ended September 30, 2001 compared to $11.5 million during the three months ended September 30, 2000. The increase of $5.1 million resulted from the additional equipment leases entered into in 2001 and 2000.

     Interest expense increased by $1.4 million to $4.3 million during the three months ended September 30, 2001 from $2.9 million for the three months ended September 30, 2000. The increase in interest expense is due to higher levels of outstanding debt which was partially offset by lower interest rates.

     Other expense during the three months ended September 30, 2001 was $8.5 million, which included a $2.8 million bridge loan commitment fee associated with Hanover's recent acquisition of POI and a $5.7 million non-cash charge from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see note 9 to Condensed Consolidated Financial Statements).

INCOME TAXES

     The provision for income taxes increased by $4.2 million, or 43%, to $13.8 million during the three months ended September 30, 2001 from $9.6 million during the three months ended September 30, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rate during the three months ended September 30, 2001 and 2000 was 38%.

NET INCOME

     Net income increased $7.1 million, or 46%, to $22.5 million during the three months ended September 30, 2001 from $15.4 million during the nine months ended September 30, 2000 due to the increase in revenues and gross profits discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     The Company's total revenues increased by $411.4 million, or 111%, to $781.6 million during the nine months ended September 30, 2001 from $370.2 million during the nine months ended September 30, 2000. The increase in revenues resulted from growth in revenues and horsepower from the Company's natural gas compressor rental fleet, organic growth in the Company's outsourcing businesses, which now include compression, gas treating, process measurement and power generation as well as growth due to business acquisitions completed in 2001 and 2000.

     Revenues from rentals increased by $94.9 million, or 53%, to $275.1 million during the nine months ended September 30, 2001 from $180.2 million during the nine months ended September 30, 2000. Domestic revenues from rentals increased by $63.0 million, or 51%, to $185.8 million during the nine months ended September 30, 2001 from $122.8 million during the nine months ended September 30, 2000. International rental revenues increased by $31.9 million, or 55%, to $89.3 million during the nine months ended September 30, 2001 from $57.4 million during the nine months ended September 30, 2000. The increase in both domestic and international rental revenue resulted from expansion of the Company's rental fleet and business acquisitions in 2001 and 2000.

     Revenue from parts, service and used equipment increased by $124.8 million, or 194% to $189.1 million during the nine months ended September 30, 2001 from $64.3 million during the nine months ended September 30, 2000. This increase is due in part to an increase in our marketing focus for this business segment, as well as expansion of business activities through acquisitions. In addition, the increase is due in part to the sale of two turbines for approximately $32 million during the nine months ended September 30, 2001. Revenues from compressor fabrication increased by $108.1 million, or 180%, to $168.2 million during the nine months ended September 30, 2001 from $60.1 million during the nine months ended September 30, 2000. This increase is due to the acquisition of Dresser-Rand Company's compression service division beginning September 2000. During the nine months ended September 30, 2001, an aggregate of approximately 424,000 horsepower of compression equipment was fabricated compared to approximately 205,000 horsepower fabricated during the nine months ended September 30, 2000.

   Revenues from production and processing equipment fabrication increased by $85.4 million, or 159%, to $139.3 million during the nine months ended September 30, 2001 from $53.9 million during the nine months ended September 30, 2000. The increase is due primarily to the acquisition of APSI during June 2000 and an improvement in market conditions in the process equipment business compared to conditions which existed in the prior year.

   Equity in earnings in subsidiaries increased $1.8 million, or 92.1%, to $3.8 million during the nine months ended September 30, 2001, from $2.0 million during the nine months ended September 30, 2000. This increase is primarily due to acquisition of POI which included interests in certain joint venture projects in South America.

EXPENSES

   Operating expenses of the rental segments increased by $30.6 million, or 49%, to $92.7 million during the nine months ended September 30, 2001 from $62.1 million during the nine months ended September 30, 2000. The increase resulted primarily from the corresponding 53% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was 66% during the nine months ended September 30, 2001 and 2000.

   Operating expenses of parts, service and used equipment increased by $89.9 million, or 213% to $132.1 million, which relates to the 194% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 30% during the nine months ended September 30, 2001 compared to 34% during the nine months ended September 30, 2000. The decrease in gross margin in parts, service and used equipment results primarily from the sale of two turbines for approximately $32 million at a gross margin of approximately 14% and was decreased by approximately 1% by a low margin installation project in Venezuela which should be completed in the fourth quarter. Operating expenses of compressor fabrication increased by $90.8 million, or 181%, to $140.9 million during the nine months ended September 30, 2001 from $50.1 million during the nine months ended September 30, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 16% during the nine months ended September 30, 2001 and 17% during the nine months ended September 30, 2000. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company, which has lower gross margins than the Company has historically experienced. The operating expenses attributable to production equipment fabrication increased by $68.4 million, or 163%, to $110.3 million during the nine months ended September 30, 2001 from $41.9 million during the nine months ended September 30, 2000. The gross profit margin attributable to production and processing equipment fabrication was 21% during the nine months ended September

30, 2001 and 22% during the nine months ended September 30, 2000.

   Selling, general and administrative expenses increased $31.8 million, or 92%, to $66.3 million during the nine months ended September 30, 2001 from $34.5 million during the nine months ended September 30, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above as well as acquisitions during 2001 and 2000.

   The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the nine months ended September 30, 2001 increased 63% to $227.8 million from $139.4 million for the nine months ended September 30, 2000 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

   Depreciation and amortization increased by $24.1 million to $60.9 million during the nine months ended September 30, 2001 compared to $36.8 million during the nine months ended September 30, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in March, August and October 2000 and in August 2001. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2001 and 2000.

   Effective July 1, 2001, the Company changed its estimate of the useful life of certain compression equipment from 15 to 30 years. The effect of this change in estimate on the nine months ended September 30, 2001 was a decrease in depreciation expense of approximately $1.5 million and an increase in net income of approximately $0.9 million ($0.01 per share). The Company anticipates this change in estimated useful life will reduce future depreciation expense, based on the Company's current depreciable assets, by approximately $3 million per quarter.

   The Company incurred leasing expense of $47.5 million during the nine months ended September 30, 2001 compared to $29.6 million during the nine months ended September 30, 2000. The increase of $17.9 million resulted from the additional equipment leases entered into in 2000 and 2001.

   Interest expense increased by $4.7 million to $10.3 million during the nine months ended September 30, 2001 from $5.6 million for the nine months ended September 30, 2000. The increase in interest expense is due to higher levels of outstanding debt which was partially offset by lower interest rate.

   Other expenses during the nine months ended September 30, 2001 was $11.4 million, which included a $2.8 million bridge loan commitment fee associated with Hanover's recent acquisition of POI and $8.7 million from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see note 9 to Consolidated Financial Statements).

INCOME TAXES

   The provision for income taxes increased by $16.3 million, or 70%, to $39.6 million during the nine months ended September 30, 2001 from $23.3 million during the three months ended September 30, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the three months ended September 30, 2001 and 2000 were 38% and 37%, respectively. The increase in the average effective income tax rate is due primarily to increased income in foreign tax jurisdictions.

NET INCOME

   Net income increased $25.2 million, or 64%, to $64.5 million during the nine months ended September 30, 2001 from $39.3 million during the nine months ended September 30, 2000 due to the increase in revenues and gross profits discussed above.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash balance amounted to $22.3 million at September 30, 2001 compared to $45.5 million at December 31, 2000. Primary sources of cash during the nine months ended September 30, 2001 were net proceeds of $185.3 million from the issuance of 4.75% Convertible Senior Notes due 2008, $83.9 million through a public offering of 2,500,000 shares of common stock by the Company, $550 million from two sale-leaseback transactions and operating cash flows of $37.1 million. Principal uses of cash during the nine months ended September 30, 2001 were capital expenditures and business acquisitions of $657.2 million, the net repayment of the revolving credit facility of $17.5 million and $200.0 million to exercise an equipment purchase option under an existing operating lease.

   Working capital increased to $447.4 million at September 30, 2001 from $309.9 million at December 31, 2000, primarily as a result of increases in accounts receivables, inventories, costs in excess of billings and other current assets. The increase in the balances is due to an increased level of activity in the Company's lines of business over 2000 as well as from acquisitions. These increases were partially offset by an increase in current liabilities.

   The amounts invested in property, plant and equipment during 2001 was $479.7 million which resulted in the addition of approximately 1,336,000 horsepower to the rental fleet. At September 30, 2001, the rental fleet consisted of 2,740,000 horsepower domestically and 747,000 in the international rental fleet. Current plans are to spend approximately $75 to $90 million during the remainder of 2001, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, sale lease-back transactions and raising additional equity and issuing long term debt. As of September 30,

2001 the Company has approximately $94.5 million of credit capacity remaining on its $200 million Revolving credit facility (4.6% rate at September 30, 2001).

   The Company believes that cash flow from operations and borrowings under its existing $200 million Revolving credit facility will provide the Company with adequate capital resources to fund its estimated level of capital expenditures for the remainder of 2001. However, the Company is in the process of evaluating alternatives to replace its $200 million Revolving credit facility and to replace the note payable to Schlumberger.

NEW ACCOUNTING PRONOUNCEMENTS

   In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The Statement is effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.

     In June 2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets. Under SFAS No.142, amortization of goodwill to earnings will be discontinued. However, goodwill will be reviewed for impairment annually or whenever events indicate impairment may have occurred. SFAS No.142 is effective for Hanover on January 1, 2002. However, under the transition provisions of SFAS 142, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, shall not be amortized. Since the acquisition of POI was consummated after June 30, 2001, the goodwill related to the POI acquisition will not be amortized. The goodwill related to business combinations completed before June 30, 2001 continues to be amortized in the pro forma combined condensed statements of operations since Hanover has not adopted SFAS 142.

    At September 30, 2001, Hanover has recorded approximately $222.3 million of goodwill, of which $181.3 million is required to be amortized, at an annual rate of approximately $9.6 million, under generally accepted accounting principles. The Company is current evaluating the effect the implementation of SFAS No. 142 will have on its financial statements.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for Hanover effective January 1, 2003. The Company is presently evaluating the impact that the implementation of SFAS 143 will have on its financial statements.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement is effective for Hanover effective January 1, 2002. The Company is presently evaluating the impact that the implementation of SFAS 144 will have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to interest rate and foreign currency risk. The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. At September 30, 2001, the fair market value of these interest rate swaps is approximately $22 million and this amount was recorded in other liabilities.

   The Company is a party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (in thousands):


                       Company Pays                          Fair Value of the Swap
     Maturity Date      Fixed Rate       Notional Amount     at September 30, 2001
     -------------     ------------      ---------------     ----------------------
       7/20/2003          5.5100%            $ 75,000               $(3,320)
       7/20/2003          5.5600%            $125,000               $(5,657)
       3/11/2005          5.2550%            $100,000               $(4,078)
       3/11/2005          5.2725%            $100,000               $(4,120)
      10/26/2005          5.3975%            $100,000               $(4,894)

   The Company is exposed to interest rate risk on borrowings under its floating rate revolving credit facility. At September 30, 2001, $85 million was outstanding bearing interest at a weighted average effective rate of 4.60% per annum. Assuming a hypothetical 10% increase in interest rates from those in effect at September 30, 2001, the increase in annual interest expense for advances under this facility would be approximately $391 thousand.

   At September 30, 2001, the Company is exposed to variable rental rates on the equipment leases it entered into in September 1999 and October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at quarter end; the increase in annual leasing expense on these equipment leases would be approximately $1.5 million. The Company does not currently use derivative financial instruments to mitigate foreign currency risk.

Part II.          Other Information

Item 6:  Exhibits and reports on Form 8-K

(a)   Exhibits

Exhibit
--------
 Number                                                     Description
--------  ---------------------------------------------------------------------------------------------------------------
10.64     Lease dated as of August 31, 2001 between Hanover Equipment Trust 2001A and the Hanover Compression Limited
          Partnership *

10.65     Guarantee dated as of August 31, 2001 and made by Hanover Compressor Company, Hanover Compression Limited
          Partnership and certain subsidiaries *

10.66     Participation Agreement dated as of August 31, 2001 among the Hanover Compression Limited Partnership, the
          Hanover Equipment Trust 2001A and General Electric Capital Corporation *

10.67     Security Agreement dated as of August 31, 2001 made by the Hanover Equipment Trust 2001A in favor Wilmington
          Trust FSB as agent *

10.68     Assignment of Leases, Rents and Guarantee from Hanover Equipment Trust 2001A to Wilmington Trust FSB dated as of August 31, 2001 *

10.69     Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among Hanover Equipment
          Trust 2001A, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and
          Wilmington Trust FSB, as Trustee *

10.70     Lease dated as of August 31, 2001 between Hanover Equipment Trust 2001B and the Hanover Compression Limited
          Partnership *

10.71     Guarantee dated as of August 31, 2001 and made by Hanover Compressor Company, Hanover Compression Limited
          Partnership. and certain subsidiaries *

10.72     Participation Agreement dated as of August 31, 2001 among the Hanover Compression Limited Partnership, the
          Hanover Equipment Trust 2001B and General Electric Capital Corporation *

10.73     Security Agreement dated as of August 31, 2001 made by the Hanover Equipment Trust 2001B in favor Wilmington
          Trust FSB as agent *

10.74     Assignment of Leases, Rents and Guarantee from Hanover Equipment Trust 2001B to Wilmington Trust FSB dated as of August 31, 2001 *

10.75     Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among Hanover Equipment
          Trust 2001B, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and
          Wilmington Trust FSB, as Trustee *

10.76     Amendment dated as of August 31, 2001 to Purchase Agreement among Schlumberger Oilfield Holdings Limited,
          Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression
          Limited Partnership (1) [99.3]

10.77     Most Favored Supplier and Alliance Agreement dated August 31, 2001 among Schlumberger Oilfield Holdings
          Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership (1) [99.4]

10.78     Lock-Up, Standstill and Registration Rights Agreement dated as of August 31, 2001 by and among Schlumberger
          Technology Corporation, Camco International, Inc., Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco
          S.A. Operational Services, Inc. and Hanover Compressor Company (1) [99.5]

(1) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

  *  Filed herewith.

(b)  Reports submitted on Form 8-K:

     1. A report on Form 8-K was filed on August 8, 2001, which reported under the caption "Item 5 - Other Events" that the Company had announced a private offering by Hanover Equipment Trust 2001A of $300 million of senior secured notes.

     2. A report on Form 8-K was filed on August 9, 2001, which reported under the caption "Item 5 - Other Events" that on June 27, 2001, Hanover had signed a definitive agreement to acquire Production Operators Corporation and related assets and in connection with the acquisition, the following financial statements were attached to the report: (a) The audited historical combined balance sheet of the Gas Compression Business of Schlumberger Limited at December 31, 2001 and 1999 and combined statements of operations, cash flows and owner's net investment for the years then ended and (b) Pro forma combined condensed financial statements for Hanover Compressor Company (unaudited).

     3. A report on Form 8-K was filed on August 9, 2001, which reported under the caption "Item 5 - Other Events" Hanover Compressor Company's financial results for the second quarter of 2001. This report included a consolidated statement of income for the Company for the three and six-month periods ended June 30, 2001 and 2000.

     4. A report on Form 8-K was filed on August 17, 2001, which reported under the caption "Item 5 - Other Events" that the Company had announced terms of the private offerings by Hanover Equipment Trust 2001A and Hanover Equipment Trust 2001B of senior secured notes totaling $550 million.

     5. A report on Form 8-K was filed on September 4, 2001, which reported under the caption "Item 5 - Other Events" that the Company had completed two sale-leaseback transactions totaling $550 million.

     6. A report on Form 8-K was filed on September 4, 2001, which reported under the caption "Item 5 - Other Events" that the Company had completed its previously announced acquisition from Schlumberger Limited of the Production Operators Corporation natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets for $761 million.

     7. A report on Form 8-K was filed on September 14, 2001, which reported under the caption "Item 2 -Acquisition Or Disposition Of Assets" that on August 31, 2001, the Company had completed its acquisition from Schlumberger Ltd. of the Production Operators Corporation natural gas compression business, ownership interests in certain joint ventures and related assets. The report also reported under "Item 7--Financial Statements and Exhibits" that it was impracticable to provide the audited historical financial statements of the business acquired or to provide the required pro forma financial information of Hanover Compressor Company for the acquisition and that the required information would be filed no later than 60 days after the date of the report.

All other items specified by Part II of this report are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY
Date: November 15, 2001
By:

/s/ Michael J. McGhan
-----------------------
Michael J. McGhan
President and Chief Executive Officer

Date: November 15, 2001
By:


/s/ William S. Goldberg
-----------------------
William S. Goldberg
Executive Vice President,
Chief Financial Officer and Treasurer

                                                                   Exhibit Index



Exhibit
--------
 Number                                                     Description
--------  ---------------------------------------------------------------------------------------------------------------
10.64     Lease dated as of August 31, 2001 between Hanover Equipment Trust 2001A and the Hanover Compression Limited
          Partnership *

10.65     Guarantee dated as of August 31, 2001 and made by Hanover Compressor Company, Hanover Compression Limited
          Partnership and certain subsidiaries *

10.66     Participation Agreement dated as of August 31, 2001 among the Hanover Compression Limited Partnership, the
          Hanover Equipment Trust 2001A and General Electric Capital Corporation *

10.67     Security Agreement dated as of August 31, 2001 made by the Hanover Equipment Trust 2001A in favor Wilmington
          Trust FSB as agent *

10.68     Assignment of Leases, Rents and Guarantee from Hanover Equipment Trust 2001A to Wilmington Trust FSB dated as of August 31, 2001 *

10.69     Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among Hanover Equipment
          Trust 2001A, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and
          Wilmington Trust FSB, as Trustee *

10.70     Lease dated as of August 31, 2001 between Hanover Equipment Trust 2001B and the Hanover Compression Limited
          Partnership *

10.71     Guarantee dated as of August 31, 2001 and made by Hanover Compressor Company, Hanover Compression Limited
          Partnership. and certain subsidiaries *

10.72     Participation Agreement dated as of August 31, 2001 among the Hanover Compression Limited Partnership, the
          Hanover Equipment Trust 2001B and General Electric Capital Corporation *

10.73     Security Agreement dated as of August 31, 2001 made by the Hanover Equipment Trust 2001B in favor Wilmington
          Trust FSB as agent *

10.74     Assignment of Leases, Rents and Guarantee from Hanover Equipment Trust 2001B to Wilmington Trust FSB dated as of August 31, 2001 *

10.75     Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among Hanover Equipment
          Trust 2001B, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and
          Wilmington Trust FSB, as Trustee *

10.76     Amendment dated as of August 31, 2001 to Purchase Agreement among Schlumberger Oilfield Holdings Limited,
          Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression
          Limited Partnership (1) [99.3]

10.77     Most Favored Supplier and Alliance Agreement dated August 31, 2001 among Schlumberger Oilfield Holdings
          Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership (1) [99.4]

10.78     Lock-Up, Standstill and Registration Rights Agreement dated as of August 31, 2001 by and among Schlumberger
          Technology Corporation, Camco International, Inc., Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco
          S.A. Operational Services, Inc. and Hanover Compressor Company (1) [99.5]

(1) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 2001, under the exhibit number indicated in
     brackets [   ], and is incorporated by reference.

  *  Filed herewith.