Form 10-Q/A
period 2000-09-30
HANOVER COMPRESSOR CO /
filed 2002-04-16
CIK 909413

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


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

EXPLANATORY NOTE

     Hanover Compressor Company (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 in order to restate the Consolidated Financial Statements and make conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." In conjunction with a separate review of the Company's joint ventures and other transactions conducted by the Board of Directors in early 2002, the Company determined that restatement was appropriate. The net effect of this restatement for the three months ended September 30, 2000 was as follows:
(i) a decrease in revenues of $13.6 million, from $162.6 million to $149.0 million; (ii) a decrease in income before taxes of $4.8 million, from $25.0 million to $20.2 million; (iii) a decrease in net income of $3.0 million, from $15.4 million to $12.4 million; and (iv) a decrease in earnings per common share of $0.05 basic and $0.05 diluted. The net effect of this restatement for the nine months ended September 30, 2000 was as follows: (i) a decrease in revenues of $13.6 million, from $370.2 million to $356.6 million; (ii) a decrease in income before taxes of $4.8 million, from $62.7 million to $57.9 million; (iii) a decrease in net income of $3.0 million, from $39.3 million to $36.3 million; and (iv) a decrease in earnings per common share of $0.05 basic and $0.05 diluted. For additional detail of the transactions involved in the restatement and their impact on the Condensed Consolidated Financial Statements see Note 9 of the Notes to Condensed Consolidated Financial Statements.

        HANOVER COMPRESSOR COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (unaudited) (in thousands of dollars, except for par value and share amounts)

                                                                                  September 30,     December 31,
                                                                                      2000              1999
                                                                                  -------------     ------------
                                                                                            (Restated)
      ASSETS
Current assets:
 Cash and cash equivalents                                                           $   13,042        $  5,756
 Accounts receivable trade, net                                                         159,003          93,715
 Inventory                                                                              143,122          66,562
 Costs and estimated earnings in excess of billings on uncompleted contracts             24,495           4,782
 Prepaid taxes                                                                           19,459          16,430
 Other current assets                                                                    13,240           5,287
                                                                                     ----------        --------
    Total current assets                                                                372,361         192,532
                                                                                     ----------        --------
Property, plant and equipment:
 Compression equipment and facilities                                                   719,121         520,403
 Land and buildings                                                                      32,856          19,000
 Transportation and shop equipment                                                       38,335          27,616
 Other                                                                                   13,972          10,029
                                                                                     ----------        --------
                                                                                        804,284         577,048
 Accumulated depreciation                                                              (107,545)        (79,583)
                                                                                     ----------        --------
    Net property, plant and equipment                                                   696,739         497,465
                                                                                     ----------        --------
Intangible and other assets                                                             197,568          66,513
                                                                                     ----------        --------
                                                                                     $1,266,668        $756,510
                                                                                     ==========        ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                                                $   27,769        $ 15,967
 Accounts payable, trade                                                                 68,612          32,308
 Accrued liabilities                                                                     38,083          22,065
 Advance billings                                                                        20,140          13,328
 Billings on uncompleted contracts in excess of costs and estimated earnings              6,024             898
                                                                                     ----------        --------
    Total current liabilities                                                           160,628          84,566

Long-term debt                                                                          173,835          69,681
Other liabilities                                                                       143,677          80,549
Deferred income taxes                                                                    86,698          66,307
                                                                                     ----------        --------
    Total liabilities                                                                   564,838         301,103
                                                                                     ----------        --------
Mandatorily redeemable convertible preferred securities                                  86,250          86,250
Commitments and contingencies (Note 6)
Common stockholders' equity:
 Common stock, $.001 par value; 200 million shares authorized;
    66,286,496 and 57,217,102 shares issued and outstanding, respectively                    66              57
  Additional paid-in capital                                                            481,465         272,945
 Notes receivable - employee stockholders                                                (1,738)         (3,387)
 Accumulated other comprehensive loss                                                      (465)           (311)
 Retained earnings                                                                      136,529         101,439
 Treasury stock - 29,227 and 167,394 common shares respectively, at cost                   (277)         (1,586)
                                                                                     ----------        --------
    Total common stockholders' equity                                                   615,580         369,157
                                                                                     ----------        --------
                                                                                     $1,266,668        $756,510
                                                                                     ==========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               HANOVER COMPRESSOR COMPANY CONDENSED CONSOLIDATED
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
        (unaudited) (in thousands of dollars, except per share amounts)

                                                              Three months              Nine months
                                                          ended September 30,       ended September 30,
                                                         ----------------------   -----------------------
                                                              2000        1999         2000         1999
                                                          --------     -------     --------     --------
  Revenues:                                              (Restated)               (Restated)
    Rentals                                               $ 66,309     $50,042     $180,210     $137,749
    Parts, service and used equipment                       28,743      12,402       64,293       27,403
    Compressor fabrication                                  26,428      16,493       55,599       35,441
    Production and processing equipment fabrication         25,634       7,733       46,745       21,177
    Gain(loss) on sale of other assets                        (377)        503        2,223        3,927
    Other                                                    2,223          96        7,531        2,141
                                                          --------     -------     --------     --------
                                                           148,960      87,269      356,601      227,838
                                                          --------     -------     --------     --------
 Expenses:
    Rentals                                                 23,263      16,228       62,104       45,454
    Parts, service and used equipment                       17,951       8,156       42,202       18,617
    Compressor fabrication                                  22,455      13,785       46,329       29,102
    Production and processing equipment fabrication         20,546       5,727       36,964       15,664
    Selling, general and administrative                     14,467       8,851       34,481       24,232
    Depreciation and amortization                           14,179       9,086       36,830       28,536
    Leasing expense                                         11,460       7,143       29,596       14,727
    Interest expense                                         2,831       1,804        5,466        7,841
    Distributions on mandatorily redeemable
     convertible preferred securities                        1,593           0        4,776            0
                                                          --------     -------     --------     --------
                                                           128,745      70,780      298,748      184,173
                                                          --------     -------     --------     --------
  Income before income taxes                                20,215      16,489       57,853       43,665
  Provision for income taxes                                 7,820       6,101       21,520       16,156
                                                          --------     -------     --------     --------
  Net income                                                12,395      10,388       36,333       27,509
                                                          --------     -------     --------     --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment                     11        (100)        (154)        (481)
                                                          --------     -------     --------     --------
  Comprehensive income                                    $ 12,406     $10,288     $ 36,179     $ 27,028
                                                          ========     =======     ========     ========

Weighted average common and common equivalent
   shares outstanding:
      Basic                                                 63,966      57,084       60,324       56,966
                                                          --------     -------     --------     --------
      Diluted                                               67,271      61,456       64,619       60,974
                                                          ========     =======     ========     ========
  Earnings per common share:
      Basic                                               $   0.19     $  0.18     $   0.60     $   0.48
                                                          --------     -------     --------     --------
      Diluted                                             $   0.18     $  0.17     $   0.56     $   0.45
                                                          ========     =======     ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

   HANOVER COMPRESSOR COMPANY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (unaudited) (in thousands of dollars)

                                                                            Nine Months
                                                                        Ended September 30,
                                                                      ---------------------
                                                                         2000       1999
                                                                      ---------    --------
                                                                      (Restated)
 Cash flows from operating activities:
  Net income                                                          $  36,333    $  27,509
  Adjustments:
    Depreciation and amortization                                        36,830       28,536
    Amortization of debt issuance costs and debt discount                   479          725
    Bad debt expense                                                        840          723
    Gain on sale of ownership interests and property,
     plant and equipment                                                 (8,708)      (4,799)
    Equity in income of nonconsolidated affiliates                       (1,953)        (647)
    Deferred income taxes                                                 5,998       10,248
    Changes in assets and liabilities excluding the impact
     of business acquisitions:
      Accounts receivable                                               (28,014)     (16,995)
      Inventory                                                         (34,814)      (1,434)
      Costs and estimated earnings in excess of billings on
       uncompleted contracts                                            (10,218)         (21)
      Accounts payable and other liabilities                             25,171        2,317
      Other current assets                                               (4,442)       2,826
      Other                                                               2,749       (7,561)
                                                                      ---------    ---------
 Net cash provided by operating activities                               20,251       41,427
                                                                      ---------    ---------
 Cash flows from investing activities:
  Cash used for business acquisitions, net                             (174,827)     (35,312)
  Capital expenditures                                                 (207,827)    (200,752)
  Deferred lease transaction costs                                       (2,660)
   Investment in unconsolidated subsidiaries                             (8,720)      (4,906)
  Cash returned from unconsolidated subsidiaries                              -        8,000
  Proceeds from sale of property, plant and equipment                   218,660      220,584
                                                                      ---------    ---------
 Net cash used in investing activities                                 (175,374)     (12,386)
                                                                      ---------    ---------
Cash flows from financing activities:
  Net borrowings (repayment) on revolving credit facility               102,900      (25,000)
  Repayments of shareholder notes                                         1,669        1,488
  Issuance of common stock, net                                          59,400            -
  Proceeds from warrant conversions and stock option exercises            2,774          330
  Repayment of long-term debt                                            (4,290)      (8,194)
                                                                      ---------    ---------
 Net cash provided by (used in)  financing activities                   162,453      (31,376)
                                                                      ---------    ---------
 Effect of exchange rate changes on cash and equivalents                    (44)         (78)
                                                                      ---------    ---------
 Net increase in cash and cash equivalents                                7,286       (2,413)
 Cash and cash equivalents at beginning of period                         5,756       11,503
                                                                      ---------    ---------
 Cash and cash equivalents at end of period                           $  13,042    $   9,090
                                                                     =========     =========

 Supplemental disclosure of cash flow information:
    Common stock issued in exchange for note
     receivable                                                   $                $   753
    Property and ownership interests sold in exchange for
     note receivable                                              $  2,783         $ 3,480
Acquisitions of businesses:
    Property, plant and equipment acquired                        $190,521         $39,105
    Other assets acquired                                         $199,682         $11,311
    Liabilities assumed                                           $ 60,343         $ 1,562
    Deferred taxes                                                $ 15,167         $10,242
    Common and treasury stock issued                              $139,866         $ 3,300

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

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Included in diluted shares are common stock equivalents relating to options of 3,927,000 and 3,290,000 and warrants of 368,000 and 718,000 for the nine months ended September 30, 2000 and 1999, respectively. The mandatorily redeemable convertible preferred securities were excluded from the diluted shares for all periods presented because they were antidilutive.

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

                                      Nine Months Ended September 30,
                                      -------------------------------
                                           2000          1999
                                          --------     --------
                                         (unaudited)  (unaudited)
                                          (restated)
Revenue                                   $456,288     $415,681
Net Income                                  36,854       34,821
Earnings per common share - basic         $   0.59     $   0.56
Earnings per common share - diluted           0.55         0.53

3.  INVENTORIES

     Inventory consisted of the following amounts (in thousands):

                                September 30,   December 31,
                                    2000           1999
                                   -------        -------
                                 (restated)
     Parts and supplies           $ 92,116        $44,058
     Work in progress               44,206         18,677
     Finished goods                  6,800          3,827
                                   -------        -------
                                  $143,122        $66,562
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

5.  SALES AND LEASE BACK OF EQUIPMENT

     In March 2000, the Company completed a $200 million 5-year sale and lease back of certain compression equipment (the "Equipment Lease"). Under the agreement, the Company received $100 million proceeds from the sale of compression equipment at closing and may sell an additional $100 million of compression equipment during the next twelve months. In August 2000, the Company completed the second half of the Equipment Lease and received an additional $100 million for the sale of additional compression equipment. In June 1999 and in July 1998 the Company completed two other separate $200 million sale and lease back transactions of certain compression equipment. The Company has substantial residual value guarantees under all the lease agreements totalling approximatley $495 million. Total deferred gains on these transactions totaled approximately $139 million. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Borrowing Rate. The following future minimum lease payments are due under the leasing arrangements exclusive of any guarantee payments (in thousands): 2000 -- $12,000; 2001 -- $49,300; 2002 -- $50,600;
2003 -- $42,200; 2004 -- $25,300; 2005 -- $4,200.

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

     The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest and income taxes. Amounts defined as "Other" include sales of property, plant and equipment, results of other insignificant operations, corporate related items primarily related to cash management activities and parts and service operations which are not separately managed. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost, except for compression fabrication equipment revenue which is accounted for at arms length rates, and are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular reportable segment, or which are allocated when used jointly.

     The following table presents sales and other financial information by reportable segment for the three months ended September 30, 2000 and 1999 (in thousands).

                                                                               PRODUCTION
                                 DOMESTIC    INTERNATIONAL      COMPRESSOR      EQUIPMENT
                                 RENTALS       RENTALS          FABRICATION    FABRICATION   OTHER    ELIMINATIONS  CONSOLIDATED
(Restated)
September 30, 2000:
Revenues from
 external customers               $ 45,533      $ 20,776           $ 26,428       $25,634   $ 30,589            -     $  148,960
Intersegment sales                       -           300             21,187                    3,336     $(24,823)             -
                                  --------      --------           --------       -------   ----------   --------     ----------
  Total revenues                    45,533        21,076             47,615        25,634     33,925      (24,823)       148,960

Gross Profit                        29,550        13,496              3,973         5,088     12,638            -         64,745
Identifiable assets                684,936       174,027            278,290        92,336     37,079            -      1,266,668

September 30, 1999:
Revenues from
 external customers               $ 35,777      $ 14,265           $ 16,493       $ 7,733   $ 13,001            -     $   87,269
Intersegment sales                       -           300             14,194           856      1,412     $(16,762)             -
                                  --------      --------           --------       -------   --------   ----------     ----------
  Total revenues                    35,777        14,565             30,687         8,589     14,413      (16,762)        87,269

Gross Profit                        23,665        10,149              2,708         2,006      4,845           -          43,373

The following table presents sales and other financial information by reportable segment for the nine months ended September 30, 2000 and 1999 (in thousands).

                                                                               PRODUCTION
                                 DOMESTIC    INTERNATIONAL      COMPRESSOR      EQUIPMENT
                                 RENTALS       RENTALS          FABRICATION    FABRICATION   OTHER    ELIMINATIONS  CONSOLIDATED
(Restated)
September 30, 2000:
Revenues from
 external customers                $122,761     $57,449            $ 55,599       $46,745     $74,047            -     $356,601
Intersegment sales                        -         900              73,490         1,747      24,632    $(100,769)           -
                                   --------     -------            --------       -------     -------    ---------     --------
  Total revenues                    122,761      58,349             129,089        48,492      98,679     (100,769)     356,601

Gross Profit                         80,592      37,514               9,270         9,781      31,845            -      169,002

September 30, 1999:
Revenues from
 external customers                $ 98,514     $39,235            $ 35,441       $21,177     $33,471            -     $227,838
Intersegment sales                        -         900              45,256         2,990      17,955    $ (67,101)           -
                                   --------     -------            --------       -------     -------    ---------     --------
  Total revenues                     98,514      40,135              80,697        24,167      51,426      (67,101)     227,838

Gross Profit                         66,119      26,176               6,339         5,513      14,854            -      119,001

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


9.  RESTATEMENT

     The transactions involved in the restatement, which are detailed further below are: (i) the Cawthorne Channel project in Nigeria initially conducted through the Hampton Roads joint venture; and (ii) the Company's acquisition of two compressors in a non-monetary exchange transaction. The impact of the restatement is summarized in the table below:

                 For the Three Months Ended September 30, 2000

                                                                                            Cawthorne
                                                                                             Channel       Acquisition
                                                                                           Project in          of
                                                                                            Nigeria /      Compressors
                                                                                             Hampton           In
                                                                                           Roads Joint    Non-Monetary
                                                                               As Filed      Venture        Exchange       Restated
                                                                               --------    -----------    ------------     --------
Revenues:
  Rentals                                                                      $ 66,309                                    $ 66,309
  Parts, service and used equipment                                              28,743                                      28,743
  Compressor fabrication                                                         30,975       $ (4,547)                      26,428
  Production and processing equipment fabrication                                32,759         (7,125)                      25,634
  Gain (loss) on sale of other assets                                             1,572                       $ (1,949)       (377)
  Other                                                                           2,223                                       2,223
                                                                               --------       --------        --------     --------
    Total revenues                                                              162,581        (11,672)       $ (1,949)     148,960
                                                                               --------       --------        --------     --------
 Expenses:
  Rentals                                                                        23,263                                      23,263
  Parts, service and used equipment                                              17,951                                      17,951
  Compressor fabrication                                                         26,208         (3,753)                      22,455
  Production and processing equipment fabrication                                25,520         (4,974)                      20,546
  Selling, general and administrative                                            14,467                                      14,467
  Depreciation and amortization                                                  14,179                                      14,179
  Lease expense                                                                  11,460                                      11,460
  Interest expense                                                                2,925            (94)                       2,831
  Distributions on mandatorily redeemable convertible preferred
   Securities                                                                     1,593                                       1,593
  Other
                                                                               --------       --------         --------    --------
    Total expenses                                                              137,566         (8,821)                     128,745
                                                                               --------       --------         --------    --------
Income before income taxes                                                       25,015         (2,851)         (1,949)      20,215
Provision for income taxes                                                        9,605         (1,061)           (724)       7,820
                                                                               --------       --------         --------    --------
Net income                                                                     $ 15,410       $ (1,790)        $(1,225)    $ 12,395
                                                                               ========       ========         ========    ========
Earnings per common share:
  Basic                                                                           $0.24                                       $0.19
  Diluted                                                                         $0.23                                       $0.18

                  For the Nine Months Ended September 30, 2000


                                                                                            Cawthorne
                                                                                             Channel       Acquisition
                                                                                           Project in          of
                                                                                            Nigeria /      Compressors
                                                                                             Hampton           In
                                                                                           Roads Joint    Non-Monetary
                                                                               As Filed      Venture        Exchange       Restated
                                                                               --------    -----------    ------------     --------
Revenues:
  Rentals                                                                       $180,210                                   $180,210
  Parts, service and used equipment                                               64,293                                     64,293
  Compressor fabrication                                                          60,146       $ (4,547)                     55,599
  Production and processing equipment fabrication                                 53,870         (7,125)                     46,745
  Gain on sale of other assets                                                     4,172                        $(1,949)      2,223
  Other                                                                            7,531                                      7,531
                                                                                --------       --------         --------   --------
    Total revenues                                                               370,222        (11,672)         (1,949)    356,601
                                                                                --------       --------         --------   --------
 Expenses:
  Rentals                                                                         62,104                                     62,104
  Parts, service and used equipment                                               42,202                                     42,202
  Compressor fabrication                                                          50,082         (3,753)                     46,329
  Production and processing equipment fabrication                                 41,938         (4,974)                     36,964
  Selling, general and administrative                                             34,481                                     34,481
  Depreciation and amortization                                                   36,830                                     36,830
  Lease expense                                                                   29,596                                     29,596
  Interest expense                                                                 5,560            (94)                      5,466
  Distributions on mandatorily redeemable convertible preferred
   Securities                                                                      4,776                                      4,776
  Other
                                                                                --------       --------         --------   --------
    Total expenses                                                               307,569         (8,821)                    298,748
                                                                                --------       --------         --------   --------
Income before income taxes                                                        62,653         (2,851)         (1,949)     57,853
Provision for income taxes                                                        23,305         (1,061)           (724)     21,520
                                                                                --------       --------         --------   --------
Net income                                                                      $ 39,348       $ (1,790)        $(1,225)   $ 36,333
                                                                                ========       ========         ========   ========
Earnings per common share:
  Basic                                                                         $   0.65                                   $   0.60
  Diluted                                                                       $   0.61                                   $   0.56

Cawthorne Channel Project in Nigeria / Hampton Roads Joint Venture

     Cawthorne Channel is a project to build, own and operate barge-mounted gas compression and gas processing facilities to be stationed off the coast of Nigeria in performance of a contract between Global Energy and Refining Ltd ("Global") and Shell Petroleum Development Company of Nigeria Limited, the Nigerian operating unit of The Royal/Dutch Shell Group ("Shell"). The Company entered into a contract with Global in June 1999 to fabricate and lease the facilities to Global to fulfill the Shell contract. Subsequently, the Company acquired a 10% interest in Global.

     In September 2000, a joint venture known as Hampton Roads Shipping Investors II, L.L.C. ("Hampton Roads") was formed to own the gas processing facilities and lease them to Global. The Company purchased a 25% interest in Hampton Roads for $1,250,000 and entered into a turn-key construction contract with Hampton Roads to construct the facilities. The equipment, which had a sale price of $51 million, was to be used pursuant to a 10-year contract on behalf of Shell to commence September 30, 2001. In the first quarter of 2001, the scope of the project was reduced to $43 million and the contract term was extended to 15 years with a projected start date of September 2003. As the project has not yet started, the Company has recorded no income attributable to its equity ownership in the venture.

     The Company is constructing the equipment to be used in the gas compression and processing project with Shell under the turn-key construction contract with Hampton Roads and had accounted for this activity under the percentage of completion method of accounting. Based upon the evaluation of new information related to these transactions, the Company determined that it should not have recognized revenue for this activity during these periods. The restatement treats the project as if the Company had owned 100% of the project since inception and reverses the revenue and related costs recognized under the percentage of completion method.

    In February 2002, the Company purchased the 75% interest in Hampton Roads that it did not own. The Company now owns 100% of the venture and will recognize the rental revenues pursuant to its contract with Global once startup begins.

Acquisition of Compressors In Non-Monetary Exchange

     In the third quarter of 2000, the Company entered into an acquisition of two compressors in a non-monetary exchange transaction with an independent oil and gas producer. In the transaction, the Company acquired the two compressors in exchange for certain gas reservoir rights that the Company had obtained in settlement of a payment default by one of its customers. The Company accounted for the transaction as an exchange of non-monetary assets and recorded $2.2 million in revenue and pre-tax income in 2000. Based upon the evaluation of new information related to this transaction, the Company determined that it should not have recognized a gain on this transaction.

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


RESULTS OF OPERATIONS

The following discussion has been updated to reflect the restated results of operations, see Note 9 in "Notes to Consolidated Financial Statements" for details regarding the restatement.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

     The Company's total revenues increased by $61.7 million, or 71%, to $149.0 million during the three months ended September 30, 2000 from $87.3 million during the three months ended September 30, 1999. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as due to recent acquisitions.

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

     Revenue from parts, service and used equipment increased by $16.3 million, or 132% to $28.7 million during the three months ended September 30, 2000 from $12.4 million during the three months ended September 30, 1999. This increase is due primarily to increased marketing focus and partially from expansion of business activities through recent acquisitions. Revenues from compressor fabrication increased by $9.9 million, or 60%, to $26.4 million during the three months ended September 30, 2000 from $16.5 million during the three months ended September 30, 1999. During the three months ended September 30, 2000, an aggregate of approximately 81,000 horsepower of compression equipment was fabricated compared to approximately 89,000 horsepower fabricated during the three months ended September 30, 1999. During the three months ended September 30, 2000, market conditions provided a premium price per horsepower of compression equipment compared to the three months ended September 30, 1999.

     Revenues from production and processing equipment fabrication increased by $17.9 million, or 231%, to $25.6 million during the three months ended September 30, 2000 from $7.7 million during the three months ended September 30, 1999. The increase is due primarily to the acquisition of APSI during June, 2000.

     Other revenues during the three months ended September 30, 2000 amounted to $2.2 million compared to $.1 million during the three months ended September 30, 1999, an increase of $2.1 million.

EXPENSES

     Operating expenses of the rental segments increased by $7.1 million, or 43%, to $23.3 million during the three months ended September 30, 2000 from $16.2 million during the three months ended September 30, 1999. The increase resulted primarily from the corresponding 33% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 65% during the three months ended September 30, 2000 and 68% during the three months ended September 30, 1999. Operating expenses of parts, service and used equipment increased by $9.8 million, or 120% to $18.0 million, which relates to the 132% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 38% during the three months ended September 30, 2000 compared to 34% during the three months ended September 30, 1999. Operating expenses of compressor fabrication increased by $8.7 million, or 63%, to $22.5 million during the three months ended September 30, 2000 from $13.8 million during the three months ended September 30, 1999 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 15% during the three months ended September 30, 2000 and 16% during the three months ended September 30, 1999. The operating expenses attributable to production and processing equipment fabrication increased by $14.8 million, or 259%, to $20.5 million during the three months ended September 30, 2000 from $5.7 million during the three months ended September 30, 1999. The gross profit margin attributable to production and processing equipment fabrication was 20% during the three months ended September 30, 2000 and was 26% during the three months ended September 30, 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of APSI, in June 2000, which has lower gross margins than the Company has historically experienced.

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

     The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended September 30, 2000 increased 46% to $50.3 million from $34.5 million for the three months ended September 30, 1999 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

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

     Interest expense increased by $1.0 million to $2.8 million during the three months ended September 30, 2000 from $1.8 million for the three months ended September 30, 1999. The increase in interest expense was due to borrowings from the Bank Credit Agreement to fund the business acquisitions as discussed above.

INCOME TAXES

     The provision for income taxes increased by $1.7 million, or 28%, to $7.8 million during the three months ended September 30, 2000 from $6.1 million during the three months ended September 30, 1999. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the three months ended September 30, 2000 and 1999 were 38.7% and 37.0%, respectively. The increase in the effective income tax rate is primarily due to the impact of the Dresser-Rand acquisition on the Company's worldwide tax position.

NET INCOME

     Net income increased $2.0 million, or 19%, to $12.4 million during the three months ended September 30, 2000 from $10.4 million during the three months ended September 30, 1999 for the reasons discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

     The Company's total revenues increased by $128.8 million, or 57%, to $356.6 million during the nine months ended September 30, 2000 from $227.8 million during the nine months ended September 30, 1999. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as due to recent acquisitions.

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

     Revenue from parts, service and used equipment increased by $36.9 million, or 135% to $64.3 million during the nine months ended September 30, 2000 from $27.4 million during the nine months ended September 30, 1999. The increase is due in part to increased marketing focus and through expansion of business through recent acquisitions. Revenues from compressor fabrication increased by $20.2 million, or 57%, to $55.6 million during the nine months ended September 30, 2000 from $35.4 million during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, an aggregate of approximately 246,000 horsepower of compression equipment was fabricated compared to approximately 220,000 horsepower fabricated during the nine months ended September 30, 1999. The increase in horsepower produced during the nine months ended September 30, 2000 resulted from an increased demand for compression equipment due to higher natural gas prices. In addition, during the nine months ended September 30, 1999 a customer supplied its engines for a project which are typically provided by the Company, which lowered revenues from third party sales without reducing the amount of horsepower fabricated during that quarter.

     Revenues from production and processing equipment fabrication increased by $25.6 million, or 121% to $46.7 million during the nine months ended September 30, 2000 from $21.2 million during the nine months ended September 30, 1999. The increase is due primarily to the acquisition of APSI during June, 2000.

     The Company recognized gains on sales of other assets of $2.2 million during the nine months ended September 30, 2000 compared to $3.9 million during the nine months ended September 30, 1999.

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

EXPENSES

     Operating expenses of the rental segments increased by $16.6 million, or 37%, to $62.1 million during the nine months ended September 30, 2000 from $45.5 million during the nine months ended September 30, 1999. The increase resulted primarily from the corresponding 31% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 66% during the nine months ended September 30, 2000 and 67% during the nine months ended September 30, 1999. Operating expenses of parts, service and used equipment increased by $23.6 million, or 127% to $42.2 million from $18.6 million during the nine months ended September 30, 1999. The increase resulted from the corresponding 135% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 34% during the nine months ended September 30, 2000 and 32% during the nine months ended September 30, 1999. Operating expenses of compressor fabrication increased by $17.2 million, or 59%, to $46.3 million during the nine months ended September 30, 2000 from $29.1 million during the nine months ended September 30, 1999 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 17% during the nine months ended September 30, 2000 and 18% during the nine months ended September 30, 1999. The operating expenses attributable to production equipment fabrication increased by $21.3 million, or 136%, to $37.0 million during the nine months ended September 30, 2000 from $15.7 million during the nine months ended September 30, 1999. The gross profit margin attributable to production and processing equipment fabrication was 21% during the nine months ended September 30, 2000 and was 26% during the nine months ended September 30, 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of APSI, in June 2000, which has lower gross margins than the Company has historically experienced.

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

     The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the nine months ended September 30, 2000 increased 42% to $134.5 million from $94.8 million for the nine months ended September 30, 1999 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

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

     Interest expense decreased by $2.3 million to $5.5 million during the nine months ended September 30, 2000 from $7.8 million for the nine months ended September 30, 1999. The decrease in interest expense was due in part to utilization of proceeds from the Equipment Lease proceeds and from the private stock offering which were used to reduce indebtedness under the Bank Credit Agreement.

INCOME TAXES

     The provision for income taxes increased by $5.4 million, or 33%, to $21.5 million during the nine months ended September 30, 2000 from $16.2 million during the nine months ended September 30, 1999. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the nine months ended September 30, 2000 and 1999 were 37.2% and 37.0%, respectively.

NET INCOME

     Net income increased $8.8 million, or 32%, to $36.3 million during the nine months ended September 30, 2000 from $27.5 million during the nine months ended September 30, 1999 for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance amounted to $13.0 million at September 30, 2000 compared to $5.8 million at December 31, 1999. Primary sources of cash during the nine months ended September 30, 2000 were proceeds of $200 million from the Equipment Leases, and approximately $102.9 million of borrowings under the Company's credit facility and proceeds of $59.4 million from a private placement of 2 million newly-issued shares of restricted common stock to an institutional investor. Principal uses of cash during the nine months ended September 30, 2000 were capital expenditures and business acquisitions of $382.6 million.

     Working capital increased to $211.7 million at September 30, 2000 from $108.0 million at December 31, 1999, primarily as a result of increases in accounts receivable, inventories and costs in excess of billings. The increase in the balances is due to an increased level of activity in the Company's lines of business over 1999 as well as from recent acquisitions. These increases were partially offset by an increase in current liabilities.

     The amounts invested in property, plant and equipment during 2000 was $207.8 million which resulted in the addition of approximately 753,000 horsepower to the rental fleet. At September 30, 2000, the rental fleet consisted of 1,714,000 horsepower domestically and 384,000 horsepower in the international rental fleet. Current plans are to spend approximately $100 million during the remainder of 2000, exclusive of any major acquisition, in continued expansion of the rental fleet. In addition, the Company has entered into a definitive agreement to acquire OEC Compression Corporation in an all stock transaction. This transaction is expected to close in the first quarter of 2001. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity. As of September 30, 2000 the Company has approximately $35 million of credit capacity remaining on its $200 million Bank Credit Agreement (7.88% rate at September 30,
2000). In October 2000, the Company received $176.5 million proceeds from the sale of compression equipment under an additional Equipment Lease. In order to fund the estimated levels of 2000 capital expenditures, the Company anticipates arranging additional sources of debt and/or equity during 2000.

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


PART II. OTHER INFORMATION

Item 6:  Exhibits and reports on Form 8-K

(a)  Exhibits

10.50 Amendment No. 2 dated as of October 24, 2000, to Agreement and Plan of Merger by and among Hanover Compressor Company, APSI Acquisition Corporation and Applied Process Solutions, Inc. (1) [10.50]

10.51 Agreement and Plan of Merger dated as of July 13, 2000 by and among Hanover Compressor Company, Caddo Acquisition Corporation and OEC Compression Corporation. (1) [10.51]

10.52 Voting and Disposition Agreement dated as of July 13, 2000 by and among Hanover Compressor Company and the holders of common stock of OEC Compression Corporation named therein. (1) [10.52]

       (1) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the third quarter of 2000, under the exhibit number indicated in brackets [],and incorporated by reference.

(b)   Reports submitted on Form 8-K:

(1) A report on Form 8-K was filed on September 14, 2000, which reported under the caption "Item 2--Acquisition or Disposition of Assets" that Hanover Compressor Company had completed its acquisition of the compression services division of Dresser-Rand Company. The report also reported under "Item 7-- Financial Statements and Exhibits" that it was impracticable to provide the audited historical financial statements of the business acquired and that the required information would be filed no later than 60 days after the date of the report.

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

HANOVER COMPRESSOR COMPANY

Date: April 15, 2002

By:

/s/ Michael J. McGhan
----------------------------------------
Michael J. McGhan
President and Chief Executive Officer


Date: April 15, 2002

By:

/s/ John E. Jackson
----------------------------------------
John E. Jackson
Chief Financial Officer