Form 10-K/A
period 2000-12-31
HANOVER COMPRESSOR CO /
filed 2002-04-16
CIK 909413

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

   Hanover Compressor Company (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2000 in order to restate the Consolidated Financial Statements and make appropriate conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." In conjunction with a separate review of the Company's joint ventures and other transactions conducted by the Board of Directors in early 2002, the Company determined that restatement was appropriate. The net effect of this restatement for the year ended December 31, 2000 was as follows:
(i) a decrease in revenues of $37.7 million, from $603.8 million to $566.1 million; (ii) a decrease in income before income taxes of $12.0 million, from $93.5 million to $81.5 million; (iii) a decrease in net income of $7.5 million, from $58.7 million to $51.2 million; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted. For additional detail of the transactions involved in the restatement and their impact on the Consolidated Financial Statements, see Note 19 of the Notes to Consolidated Financial Statements.

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

                                                      Number  Aggregate     % of
Range of Horsepower per Unit                         of Units Horsepower Horsepower
----------------------------                         -------- ---------- ----------
                                                             (in thousands)
0-99................................................  1,531       124        5.75%
100-199.............................................  1,110       156        7.27%
200-499.............................................    869       300       13.96%
500-799.............................................    395       280       13.00%
800-1199............................................    410       424       19.72%
1200-2699...........................................    496       757       35.21%
2700-UP.............................................     29       110        5.09%
                                                      -----     -----      ------
    Total...........................................  4,840     2,151      100.00%
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

   The Company's compressor fabrication operations, doing business as Hanover Maintech and Hanover Dresser-Rand (acquired in September 2000), design, engineer and assemble compression units for sale to third parties as well as for placement in its compressor rental fleet. As of December 31, 2000, the Company had a compressor unit fabrication backlog for sale to third parties of $43.8 million compared to $2.2 million as of December 31, 1999. The increase in backlog is primarily attributable to Hanover Dresser-Rand which was acquired in September 2000. Substantially all backlog is expected to be produced within a 90 to 120 day period. In general, units to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis. Components for such compressor units are acquired from third party suppliers.

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

                 Name                 Age               Position
                 ----                 ---               --------
 Michael A. O'Connor.................  65 Chairman of the Board; Director
 Michael J. McGhan...................  46 President and Chief Executive
                                          Officer; Director
 William S. Goldberg.................  42 Chief Financial Officer, Treasurer
                                          and Executive Vice President;
                                          Director
 Charles D. Erwin....................  40 Senior Vice President--Sales and
                                          Marketing
 Joe C. Bradford.....................  43 Senior Vice President--Worldwide
                                          Operations
 Robert O. Pierce....................  41 Senior Vice President--Operations--
                                          Fabrication

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

                                                                             Underwriting
                   Title and                                                  Discounts
                   Amount  of                                   Aggregate        and      Exemption
Date of Sale       Securities            Purchasers           Offering Price Commissions   Claimed
------------     -------------- ----------------------------  -------------- ------------ ---------
May 1, 2000      896,250 shares Janus Aspen Series on behalf  $26,887,500        None      Sec. 4(2)
                 of              of its series
                 Common Stock    Janus Aspen Aggressive
                                 Growth Fund
May 1, 2000      1,103,750      Janus Investment Fund on      $33,112,500        None      Sec. 4(2)
                 shares of       behalf of its series Janus
                 Common Stock    Enterprise Fund
June 5, 2000     2,303,294      APS Growth, L.P., Maloney     Issued in          None      Sec. 4(2)
                 shares of      Holding, L.P., Massachusetts  connection
                 Common Stock   Mutual Life Insurance         with the
                                Company, Brad Goebel, David   Company's
                                R. MacKenzie, David Cook,     acquisition of
                                Gary Palmer, Greg Churnik,    Applied
                                Merlin Findlay, Peter         Process
                                Ferner, Scott MacFarlane,     Solutions,
                                Nick Kolebaba, John H.        Inc.
                                Nodwell, Craig Wentworth,
                                Martin A. Lambert, Victoria
                                L. McClenny, Rod Stewart,
                                Gordon Hendley, Heart Boen,
                                Larry Brannan, Glenn
                                Russell, James S. Atkins,
                                Judy Ann Lofton, Mike
                                McCarthy, Kenny Lee Smith,
                                Wesley W. Cowell, William
                                James Row, Robert Williams,
                                Brian Cooper, Charles Dean
                                Guthrie, Dean Poohachow,
                                Jerry Leonard, Lester
                                Phillips, Carolyn Smith,
                                Hamilton Robinson, Jr.,
                                George Jackson Lee, Robert
                                Webb, William Havenstrite,
                                Jr., Gerry Stach, Stephen L.
                                Stone, Danny R. Crawford,
                                Robert Smith, Vera I. Webb
August 31, 2000  2,919,681      Ingersoll-Rand Company        Issued in          None      Sec. 4(2)
                 shares of                                    connection
                 Common Stock                                 with the
                                                              Company's
                                                              acquisition of
                                                              the
                                                              compressor
                                                              services
                                                              division of
                                                              Dresser-
                                                              Rand Company,
                                                              a
                                                              business unit
                                                              of
                                                              Ingersoll-Rand
                                                              Company

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

                                           Year Ended December 31,
                                -----------------------------------------------
                                   2000       1999      1998     1997    1996
                                ----------- --------  -------- -------- -------
                                Restated(1)
Income Statement Data:
 Revenues:
 Rentals......................   $254,515   $192,655  $147,609 $100,685 $72,897
 Parts, service and used
  equipment...................    132,203     42,518    29,538   10,808   8,269
 Compressor fabrication.......     90,270     52,531    67,453   49,764  28,764
 Production and processing
  equipment fabrication.......     79,121     28,037    37,466   37,052  26,903
 Gain on sale of other
  assets......................      1,888      4,062     1,278      189      74
 Gain on change in interest
  in non-consolidated
  affiliate...................        864
 Other........................      7,220      3,417     3,007      895     637
                                 --------   --------  -------- -------- -------
   Total revenues.............    566,081    323,220   286,351  199,393 137,544
                                 --------   --------  -------- -------- -------
 Expenses:
 Rentals......................     87,992     64,949    49,386   35,113  26,012
 Parts, service and used
  equipment...................     89,128     27,916    21,735    6,955   6,321
 Compressor fabrication.......     76,754     43,663    58,144   41,584  24,657
 Production and processing
  equipment fabrication.......     62,684     20,833    25,781   26,375  19,574
 Selling, general and
  administrative..............     54,632     33,782    26,626   21,514  16,711
 Depreciation and
  amortization................     52,882     37,337    37,154   28,439  20,722
 Lease expense................     45,484     22,090     6,173
 Interest expense.............      8,685      8,786    11,716   10,728   6,594
 Distributions on mandatorily
  redeemable convertible
  preferred
  Securities..................      6,369        278
                                 --------   --------  -------- -------- -------
   Total expenses.............    484,610    259,634   236,715  170,708 120,591
                                 --------   --------  -------- -------- -------
Income before income taxes....     81,471     63,586    49,636   28,685  16,953
Provision for income taxes....     30,307     23,145    19,259   11,043   6,730
                                 --------   --------  -------- -------- -------
Net income....................     51,164     40,441    30,377   17,642  10,223
Other comprehensive (loss)
 income, net of tax:
 Foreign currency translation
  adjustment..................       (146)      (463)      152
                                 --------   --------  -------- -------- -------
Comprehensive income..........   $ 51,018   $ 39,978  $ 30,529 $ 17,642 $10,223
                                 ========   ========  ======== ======== =======
Net income available to common
 stockholders:
 Net Income...................   $ 51,164   $ 40,441  $ 30,377 $ 17,642 $10,223
 Dividends on Series A and
  Series B preferred stock....                                           (1,773)
 Series A preferred stock
  exchange....................                                           (3,794)
 Series B preferred stock
  conversion..................                                           (1,400)
                                 --------   --------  -------- -------- -------
Net income available to common
 stockholders.................   $ 51,164   $ 40,441  $ 30,377 $ 17,642 $ 3,256
                                 ========   ========  ======== ======== =======
Weighted average common and
 common equivalent shares:
 Basic(2).....................     61,831     57,048    56,936   51,246  40,996
                                 --------   --------  -------- -------- -------
 Diluted(2)...................     66,366     61,054    60,182   54,690  44,046
                                 --------   --------  -------- -------- -------
Earnings per common share:
 Basic(2).....................   $   0.83   $   0.71  $   0.53 $   0.34 $  0.08
                                 ========   ========  ======== ======== =======
 Diluted(2)(3)................   $   0.77   $   0.66  $   0.50 $   0.32 $  0.07
                                 ========   ========  ======== ======== =======

                                       Year Ended December 31,
                           ---------------------------------------------------
                              2000        1999      1998      1997      1996
                           -----------  --------  --------  --------  --------
                           Restated(1)
Other Data:
 EBITDA(4)...............  $  194,891   $132,077  $104,679  $ 67,852  $ 44,269
Cashflows provided by
 (used in):
 Operating activities....  $   31,658   $ 68,222  $ 31,147  $ 32,219  $ 20,276
 Investing activities....     (69,393)   (92,114)  (14,699) (164,490)  (87,683)
 Financing activities....      77,589     18,218    (9,328)  129,510    71,740
Balance Sheet Data (end
 of period):
 Working capital.........  $  285,443   $107,966  $113,264  $ 58,027  $ 41,513
 Net property, plant and
  equipment..............     573,596    497,465   392,498   394,070   266,406
 Total assets............   1,251,756    756,510   614,590   506,452   341,387
 Long-term debt..........     110,935     69,681   156,943   158,838   122,756
 Mandatorily redeemable
  convertible preferred
  securities.............      86,250     86,250
 Common stockholders'
  equity.................     632,458    367,914   315,470   287,028   176,113

--------
(1) In conjunction with a review of the Company's joint ventures and other transactions conducted by the Board of Directors in early 2002, the Company determined restatement was appropriate. The net effect of this restatement for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $37.7 million, from $603.8 million to $566.1 million; (ii) a decrease in income before taxes of $12.0 million, from $93.5 million to $81.5 million; (iii) a decrease in net income of $7.5 million, from $58.7 million to $51.2 million; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted. See Note 19 of the Notes to Consolidated Financial Statements.

(2) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.

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

   The following table summarizes revenues, expenses and gross profit percentages for each of the Company's business segments (Dollars in millions):

                                                         Year ended December
                                                                 31,
                                                        -----------------------
                                                        Restated
                                                          2000    1999    1998
                                                        -------- ------  ------
Revenues:
  Rentals--Domestic....................................  $173.2  $136.5  $107.4
  Rentals--International...............................    81.3    56.2    40.2
  Parts, service and used equipment....................   132.2    42.5    29.5
  Compressor fabrication...............................    90.3    52.5    67.5
  Production and processing equipment fabrication......    79.1    28.0    37.5
  Other................................................    10.0     7.5     4.3
                                                         ------  ------  ------
    Total..............................................  $566.1  $323.2  $286.4
                                                         ======  ======  ======
Expenses:
  Rentals--Domestic....................................  $ 60.3  $ 46.2  $ 36.6
  Rentals--International...............................    27.7    18.8    12.8
  Parts, service and used equipment....................    89.1    27.9    21.7
  Compressor fabrication...............................    76.8    43.7    58.1
  Production and processing equipment fabrication......    62.7    20.8    25.8
                                                         ------  ------  ------
    Total..............................................  $316.6  $157.4  $155.0
                                                         ======  ======  ======
Gross profit percentage:
  Rentals--Domestic....................................    65.2%   66.1%   65.9%
  Rentals--International...............................    66.0%   66.6%   68.2%
  Parts, service and used equipment....................    32.6%   34.3%   26.4%
  Compressor fabrication...............................    15.0%   16.8%   13.8%
  Production and processing equipment fabrication......    20.8%   25.7%   31.2%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

   The following discussion has been updated to reflect the restated results of operations, see Note 19 in "Notes to Consolidated Financial Statements" for details regarding the restatement.

   The Company's total revenues increased by $242.9 million, or 75%, to $566.1 million during 2000 from $323.2 million during 1999. The increase resulted from growth of the Company's natural gas compressor rental fleet and acquisitions completed during 2000.

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

   Revenues from parts, service and used equipment increased by $89.7 million, or 211% to $132.2 million during 2000 from $42.5 million during 1999. This increase is due primarily to increased marketing focus and partially from expansion of business activities through recent acquisitions. Revenues from compressor fabrication increased by $37.8 million, or 72%, to $90.3 million during 2000 from $52.5 million during 1999. An aggregate of 166,000 horsepower was sold during 2000. In addition, 168,000 horsepower was fabricated and placed in the rental fleet during 2000. The increase in horsepower produced during 2000 resulted from an increased demand for compression equipment due to higher natural gas prices.

   Revenues from production and processing equipment fabrication increased by $51.1 million, or 182%, to $79.1 million during 2000 from $28.0 million during 1999. The increase in revenues from production equipment fabrication is due primarily to the acquisition of Applied Process Solutions Inc. in June 2000.

   The Company recognized gains on sales of other assets of $1.9 million during 2000 and $4.1 million during 1999. In 2000, the Company sold a 25% undivided interest in a power generation plant resulting in the recognition of a $1.3 million gain. Other revenues increased by $4.7 million, or 137% to $8.1 million during 2000 from $3.4 million during 1999. Equity in earnings in subsidiaries increased by $2.3 million during 2000 to $3.5 million from $1.2 million during 1999. This increase was primarily due to our investment in Hanover Measurement Services Company, LP which was formed in September 1999. In addition, during 2000 the Company recorded a change in interest gain of $0.9 million resulting from an unconsolidated subsidiary stock offering to third parties.

Expenses

   Operating expenses of the rentals segments increased by $23.0 million, or 35% to $88.0 million during 2000 from $65.0 million during 1999. The increase resulted primarily from the corresponding 32% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 65% during 2000 and 66% during 1999. Operating expenses of parts, service and used equipment increased $61.2 million, or 219% to $89.1 million during 2000 from $27.9 million during 1999, which relates to the 211% increase in parts and service revenue. The gross profit percentage from parts, service and used equipment was 33% during 2000 and 34% during 1999. Operating expenses of compressor fabrication increased by $33.0 million, or 76% to $76.8 million from $43.7 million during 1999. The gross profit margin on compression fabrication was 15% during 2000 and 17% during 1999. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company. Production and processing equipment fabrication operating expenses increased by $41.9 million, or 201%, during 2000 to $62.7 million from $20.8 million during 1999. The gross profit margin attributable to production and processing equipment fabrication decreased to 21% during 2000, from 26% during 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of Applied Process Solutions, Inc. in June 2000, which has lower gross margins than the Company has historically experienced.

   Selling, general and administrative expenses increased by $20.9 million, or 62% to $54.6 million during 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with the acquisitions in 2000 and the increase in operating activity in the Company's rentals business segments as described above.

   Depreciation and amortization expense increased by $15.5 million, or 42% during 2000 to $52.9 million. The increase in depreciation from the additions to the rental fleet was offset by a decrease in depreciation expense as a result of the equipment leases entered into in June 1999 and during 2000.

   Interest expense decreased by $.1 million, or 1% during 2000 to $8.7 million. The decrease in interest expense was due in part to utilization of proceeds from the equipment leases which was used to reduce indebtedness under the Company's credit facility and the capitalization of interest expense on assets that are under construction.

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

Income Taxes

   The provision for income taxes increased by $7.2 million, or 31%, to $30.3 million during 2000 from $23.1 million during 1999. The increase resulted primarily from the corresponding increase in income before taxes. The Company's effective income tax rate was approximately 37.2% during 2000 and 36.4% during 1999. The increase in the effective rate was primarily the result of increased income in foreign tax jurisdictions.

Net Income and Earnings Per Share

   Net income increased $10.8 million, or 27%, to $51.2 million for 2000 from $40.4 million in 1999 for the reasons discussed above.

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

   Revenues from parts, service and used equipment increased by $13.0 million, or 44% to $42.5 million during 1999 from $29.5 million during 1998. Revenues from compressor fabrication and sale of compressor equipment to third parties decreased by $15.0 million, or 22%, to $52.5 million during 1999 from $67.5 million during 1998. An aggregate of 156,000 horsepower was sold during 1999. In addition, 164,000 horsepower was fabricated and placed in the rental fleet during 1999. The Company believes the revenue decrease during 1999 was due in part to a project where a customer supplied its own engines, which are typically provided by the

Company, and in part due to lower energy prices in 1999, which reduced the demand for compressors thereby adversely impacting sales prices.

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

   Depreciation and amortization expense increased by $0.2 million, or 1% during 1999 to $37.3 million. The increase in depreciation from the additions to the rental fleet was offset by a decrease in depreciation expense as a result of the equipment leases entered into in July 1998 and June 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash balance amounted to $45.5 million at December 31, 2000 compared to $5.8 million at December 31, 1999. Primary sources of cash during 2000 were proceeds of $372.6 million from the equipment leases, approximately $40.4 million of borrowings under the Company's credit facility and proceeds of $59.4 million from a private placement of 2 million newly issued shares of restricted common stock to an institutional investor. Principal uses of cash during the year ended December 31, 2000 were capital expenditures and business acquisitions of $476.2 million.

   Working capital increased to $285.4 million at December 31, 2000 from $108.0 million at December 31, 1999, primarily as a result of increases in accounts receivable, inventories and costs in excess of billings. The increase in these balances is due to an increased level of activity in the Company's lines of business over 1999 and the recent acquisitions. These increases were partially offset by an increase in current liabilities.

   The amount invested in property, plant and equipment including business acquisitions during 2000 was $482.6 million which resulted in the addition of approximately 693,000 horsepower to the rental fleet. At December 31, 2000, the rental fleet consisted of 1,741,000 horsepower domestically and 410,000 in the international rental fleet. Current plans are to spend approximately $318.3 million for capital expenditures during 2001, exclusive of any major acquisitions. In March 2001, the Company completed its purchase of OEC Compression Corporation for approximately 1,141,000 shares of the Company's common stock and the assumption of approximately $61.9 million in debt.

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

   Report of Independent Accountants................................... F-1
   Consolidated Balance Sheet.......................................... F-2
   Consolidated Statement of Income and Comprehensive Income........... F-3
   Consolidated Statement of Cash Flows................................ F-4, F-5
   Consolidated Statement of Stockholders' Equity...................... F-6
   Notes to Consolidated Financial Statements.......................... F-7
   Selected Quarterly Financial Data (unaudited)....................... F-28

     2. Financial Statement Schedules.

   Schedule II--Valuation and Qualifying Accounts...................... S-1

     2. Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Certificate of Incorporation of the Hanover Compressor Holding Co.
         (14) [3.1]

   3.2   Certificate of Amendment of Certificate of Incorporation of Hanover
         Compressor Holding Co. dated December 8, 1999 (14) [3.2]

   3.3   Certificate of Amendment of Certificate of Incorporation of Hanover
         Compressor Holding Co. dated July 11, 2000 (14) [3.3]

   3.4   By-laws of Hanover Compressor Company (9) [3.3]

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

 Exhibit
 Number                                Description
 -------                               -----------
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

  10.26 Lease Supplement No. 1 dated as of July 22, 1998 between the Trust and the Company. (3) [10.6] and various banks (9) [10.45]

 Exhibit
 Number                                Description
 -------                               -----------
  10.27  1998 Stock Option Plan (4) [10.7]

  10.28  December 10, 1998 Stock Option Plan (5)

  10.29  1999 Stock Option Plan (5)

  10.30 1998 Amendments to Credit Agreement, dated as of December 15, 1997, with the Chase Manhattan Bank, a New York banking corporation as Administrative Agent and several banks and other financial institutions that are parties thereto (7) [10.35]

  10.31 Lease dated as of June 15, 1999 between Hanover Equipment Trust 1999 and the Company (8) [10.36]

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

  10.37  Amended and Restated Declaration of Trust of Hanover Compressor
         Capital Trust, dated as of December 15, 1999, among Hanover Compressor
         Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees. (6) [4.5]

  10.38 Indenture for the Convertible Junior Subordinated Indentures due 2029, dated as of December 15, 1999 among Hanover Compressor Company, as issuer, and Wilmington Trust Company, as trustee. (6) [4.6]

  10.39  Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred
         Securities. (6) [4.8]

  10.40  Form of Hanover Compressor Company Convertible Subordinated Junior
         Debentures due 2029. (6) [4.9]

  10.41  Preferred Securities Guarantee, dated as of December 15, 1999, between
         Hanover Compressor Company, as guarantor, and Wilmington Trust
         Company, as guarantee trustee. (6) [4.10]

  10.42  Common Securities Guarantee dated as of December 15, 1999, by Hanover
         Compressor Company, as guarantor (6) [4.11]

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

  10.44  Guarantee dated as of March 13, 2000 and made by the Company, Hanover
         Compression Inc. and certain of their Subsidiaries (9) [10.44]

  10.45 Participation Agreement dated as of March 13, 2000 among the Company, the Hanover Equipment Trust 2000A and various banks (9) [10.45]

  10.46 Security Agreement dated as of March 13, 2000 made by the Trust in favor The Chase Manhattan Bank, as agent. (9) [10.46]

  10.47  Assignment of leases, rents and Guarantee from Hanover Equipment Trust
         2000A to The Chase Manhattan Bank dated as of March 13, 2000. (9)
         [10.47]

 Exhibit
 Number                                Description
 -------                               -----------
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

  10.62  Amendment No. 1 to Management Agreement (15)[10.62]

  12.1 Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred dividends*

  21.1   List of Subsidiaries (15)[21.1]

  23.1   Consent of PricewaterhouseCoopers LLP*

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

 (4) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1998, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (5) Compensatory plan or arrangement required to be filed.
 (6) Such exhibit previously filed as an exhibit to the Registration Statement (File No. 333-30344) on Form S-3 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (7) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1998 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (8) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 1999, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
 (9) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1999 under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(10) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(11) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 31, 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(12) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(13) Such exhibit previously filed as an exhibit to the Registration Statement (File No. 333-50836) on Form S-4, as amended, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(14) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 5, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(15) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
*  Filed herewith.

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

Date: April 15, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Michael J. McGhan          President and Chief          April 15, 2002
______________________________________  Executive Officer
          Michael J. McGhan             (Principal Executive
                                        Officer and Director)

         /s/ John E. Jackson           Chief Financial Officer      April 15, 2002
______________________________________  (Principal Financial and
           John E. Jackson              Accounting Officer)

                                       Director                     April   , 2002
______________________________________
          Victor E. Grijalva

        /s/ Ted Collins, Jr.           Director                     April 15, 2002
______________________________________
           Ted Collins, Jr.

       /s/ Robert R. Furgason          Director                     April 15, 2002
______________________________________
          Robert R. Furgason

         /s/ Melvyn N. Klein           Director                     April 15, 2002
______________________________________
           Melvyn N. Klein

       /s/ Michael A. O'Connor         Director                     April 15, 2002
______________________________________
         Michael A. O'Connor

        /s/ Alvin V. Shoemaker         Director                     April 15, 2002
______________________________________
          Alvin V. Shoemaker

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ William S. Goldberg         Director                     April 15, 2002
______________________________________
         William S. Goldberg

                                       Director                     April   , 2002
______________________________________
            I. Jon Brumley

                                       Director                     April   , 2002
______________________________________
             Gordon Hall

                                       Director                     April   , 2002
______________________________________
              Rene Huck

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hanover Compressor Company

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 21, present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page 21, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 19, the December 31, 2000 consolidated financial statements have been restated for certain revenue recognition matters.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 30, 2001, except for Note 19
as to which the date is April 15, 2002.

                           HANOVER COMPRESSOR COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                         December 31,
                                                    ----------------------
                                                      Restated
                                                    (See Note 19)
                                                        2000        1999
                      ASSETS                        ------------- --------
                                                       (in thousands of
                                                           dollars,
                                                     except for par value
                                                             and
                                                        share amounts)
Current assets:
  Cash and cash equivalents........................  $   45,484   $  5,756
  Accounts receivable, net.........................     223,022     93,715
  Inventory........................................     145,442     66,562
  Costs and estimated earnings in excess of
   billings on uncompleted contracts...............      24,976      4,782
  Prepaid taxes....................................      19,948     16,430
  Other current assets.............................      12,384      5,287
                                                     ----------   --------
    Total current assets...........................     471,256    192,532
Property, plant and equipment, net.................     573,596    497,465
Goodwill, net......................................     141,973     29,791
Intangible and other assets........................      64,931     36,722
                                                     ----------   --------
      Total assets.................................  $1,251,756   $756,510
                                                     ==========   ========

               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.............  $    2,423   $ 15,967
  Short-term notes payable.........................      10,073
  Accounts payable, trade..........................      88,651     32,308
  Accrued liabilities..............................      46,705     22,065
  Advance billings.................................      32,292     13,328
  Billings on uncompleted contracts in excess of
   costs and estimated earnings....................       5,669        898
                                                     ----------   --------
    Total current liabilities......................     185,813     84,566
Long-term debt.....................................     110,935     69,681
Other liabilities..................................     132,895     82,566
Deferred income taxes..............................     103,405     65,533
                                                     ----------   --------
    Total liabilities..............................     533,048    302,346
                                                     ----------   --------
Commitments and contingencies (Note 16)
Mandatorily redeemable convertible preferred
 securities........................................      86,250     86,250
Common stockholders' equity:
  Common stock, $.001 par value; 200,000,000 shares
   authorized; 66,454,703 and 57,505,874 shares
   issued and outstanding..........................          66         58
  Additional paid-in capital.......................     483,737    272,944
  Notes receivable--employee stockholders..........      (1,531)    (3,387)
  Accumulated other comprehensive income...........        (457)      (311)
  Retained earnings................................     151,360    100,196
  Treasury stock--75,739 and 167,394 common shares,
   respectively, at cost...........................        (717)    (1,586)
                                                     ----------   --------
    Total common stockholders' equity..............     632,458    367,914
                                                     ----------   --------
      Total liabilities and common stockholder's
       equity......................................  $1,251,756   $756,510
                                                     ==========   ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                              Years Ended December 31,
                                           --------------------------------
                                             Restated
                                           (See Note 19)
                                               2000        1999      1998
                                           ------------- --------  --------
                                                   (in thousands,
                                              except per share amounts)
Revenues and other:
  Rentals.................................   $254,515    $192,655  $147,609
  Parts, service and used equipment.......    132,203      42,518    29,538
  Compressor fabrication..................     90,270      52,531    67,453
  Production and processing equipment
   fabrication............................     79,121      28,037    37,466
  Gain on sale of other assets............      1,888       4,062     1,278
  Equity in income of non-consolidated
   affiliates.............................      3,518       1,188     1,369
  Gain on change in interest in non-
   consolidated affiliate.................        864
  Other...................................      3,702       2,229     1,638
                                             --------    --------  --------
                                              566,081     323,220   286,351
                                             --------    --------  --------
Expenses:
  Rentals.................................     87,992      64,949    49,386
  Parts, service and used equipment.......     89,128      27,916    21,735
  Compressor fabrication..................     76,754      43,663    58,144
  Production and processing equipment
   fabrication............................     62,684      20,833    25,781
  Selling, general and administrative.....     54,632      33,782    26,626
  Depreciation and amortization...........     52,882      37,337    37,154
  Leasing expense.........................     45,484      22,090     6,173
  Interest expense........................      8,685       8,786    11,716
  Distributions on mandatorily redeemable
   convertible preferred securities.......      6,369         278
                                             --------    --------  --------
                                              484,610     259,634   236,715
                                             --------    --------  --------
Income before income taxes................     81,471      63,586    49,636
Provision for income taxes................     30,307      23,145    19,259
                                             --------    --------  --------
Net income................................     51,164      40,441    30,377
Other comprehensive (loss) income, net of
 tax:
  Foreign currency translation
   adjustment.............................       (146)       (463)      152
                                             --------    --------  --------
Comprehensive income......................   $ 51,018    $ 39,978  $ 30,529
                                             ========    ========  ========
Weighted average common and common
 equivalent shares outstanding:
  Basic...................................     61,831      57,048    56,936
                                             ========    ========  ========
  Diluted.................................     66,366      61,054    60,182
                                             ========    ========  ========
Earnings per common share:
  Basic...................................   $   0.83    $   0.71  $   0.53
                                             ========    ========  ========
  Diluted.................................   $   0.77    $   0.66  $   0.50
                                             ========    ========  ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Years Ended December 31,
                                              --------------------------------
                                                Restated
                                              (See Note 19)
                                                  2000        1999      1998
                                              ------------- --------  --------
                                                 (in thousands of dollars)
Cash flows from operating activities:
  Net income.................................   $ 51,164    $ 40,441  $ 30,377
  Adjustments:
    Depreciation and amortization............     52,882      37,337    37,154
    Amortization of debt issuance costs and
     debt discount...........................      1,050         884       852
    Bad debt expense.........................      3,198       1,475       349
    Gain on sale of property, plant and
     equipment...............................    (10,421)     (5,927)   (2,552)
    Equity in income of nonconsolidated
     affiliates..............................     (3,518)     (1,188)   (1,369)
    Gain on change in interest in non-
     consolidated affiliate..................       (864)
    Deferred income taxes....................     28,843      11,396    12,358
    Changes in assets and liabilities,
     excluding business
     combinations:
      Accounts receivable....................    (90,149)    (23,974)  (28,337)
      Inventory..............................    (38,774)     (1,918)  (24,169)
      Costs and estimated earnings versus
       billings on uncompleted contracts.....     (7,964)      3,293    (3,000)
      Accounts payable and other
       liabilities...........................     45,693      11,969    14,358
      Advance billings.......................     (4,031)      3,634     2,942
      Other..................................      4,549      (9,200)   (7,816)
                                                --------    --------  --------
        Net cash provided by operating
         activities..........................     31,658      68,222    31,147
                                                --------    --------  --------
Cash flows from investing activities:
  Capital expenditures.......................   (279,675)   (282,940) (169,498)
  Proceeds from sale of property, plant and
   equipment.................................    410,915     223,037   208,644
  Cash used for business acquisitions, net...   (196,562)    (35,311)  (42,581)
  Cash returned from unconsolidated
   subsidiary................................                  8,000
  Cash used to acquire investments in
   unconsolidated subsidiaries...............     (4,071)     (4,900)  (11,264)
                                                --------    --------  --------
        Net cash used in investing
         activities..........................    (69,393)    (92,114)  (14,699)
                                                --------    --------  --------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving
   credit facility...........................     40,400     (64,400)   (4,700)
  Proceeds from issuance of long-term debt...                            2,825
  Issuance of common stock, net..............     59,400
  Proceeds from mandatorily redeemable
   convertible preferred
   securities, net...........................                 82,940
  Proceeds from warrant conversions and stock
   options exercises.........................      3,608         545       121
  Repayment of long-term debt and short-term
   notes.....................................    (27,695)     (8,357)   (2,226)
  Purchase of treasury stock.................                           (5,950)
  Repayments of shareholder notes............      1,876       7,490       602
                                                --------    --------  --------
        Net cash provided by (used in)
         financing activities................     77,589      18,218    (9,328)
                                                --------    --------  --------
Effect of exchange rate changes on cash and
 equivalents.................................       (126)        (73)     (178)
                                                --------    --------  --------
Net increase (decrease) in cash and cash
 equivalents.................................     39,728      (5,747)    6,942
Cash and cash equivalents at beginning of
 year........................................      5,756      11,503     4,561
                                                --------    --------  --------
Cash and cash equivalents at end of year.....   $ 45,484    $  5,756  $ 11,503
                                                ========    ========  ========

   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Years Ended December 31,
                                               -------------------------------
                                                 Restated
                                               (See Note 19)
                                                   2000       1999      1998
                                               ------------- -------  --------
                                                 (in thousands of dollars)
Supplemental disclosure of cash flow
 information:
  Interest paid, net of capitalized amounts...   $   8,874   $ 7,897  $ 10,992
                                                 =========   =======  ========
  Income taxes paid...........................   $   1,639   $12,065  $  2,249
                                                 =========   =======  ========
Supplemental disclosure of noncash
 transactions:
  Debt issued for property, plant and
   equipment..................................   $  12,922
                                                 =========
  Assets sold in exchange for note
   receivable.................................   $   2,783   $ 3,538  $  1,500
                                                 =========   =======  ========
  Common stock issued in exchange for notes
   receivable.................................               $   731
                                                             =======
Acquisitions of businesses:
  Property, plant and equipment acquired......   $ 202,893   $39,105  $ 31,015
                                                 =========   =======  ========
  Other assets acquired, net of cash
   acquired...................................   $  89,989   $ 2,784  $  4,320
                                                 =========   =======  ========
  Goodwill....................................   $ 117,262   $ 6,927  $ 20,680
                                                 =========   =======  ========
  Liabilities assumed.........................   $ (64,679)  $(1,578) $ (1,261)
                                                 =========   =======  ========
  Deferred taxes..............................   $  (9,029)  $(8,627) $(12,174)
                                                 =========   =======  ========
  Treasury and common stock issued............   $(139,874)  $(3,300) $ (3,300)
                                                 =========   =======  ========


   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2000, 1999 and 1998

                                                        Accumulated              Notes       Restated
                            Common stock    Additional     other              receivable-  (See Note 19)
                          -----------------  paid-in   comprehensive Treasury   employee     Retained
                            Shares   Amount  capital      income      stock   stockholders   earnings
                          ---------- ------ ---------- ------------- -------- ------------ -------------
Balance at January 1,
 1998...................  56,734,338  $57    $268,559                 $ (218)   $(10,748)    $ 29,378
Conversion of warrants..     396,960
Exercise of stock
 options................      49,646              120
Other comprehensive
 income.................                                   $ 152
Purchase of 588,400
 treasury shares, at
 cost...................                                              (5,950)
Issuance of 300,000
 treasury shares at
 $11.00 per share.......                          457                  2,843
Repayment of employee
 shareholder notes......                                                             602
Other...................                         (159)
Net income..............                                                                       30,377
                          ----------  ---    --------      -----      ------    --------     --------
Balance at December 31,
 1998...................  57,180,944   57     268,977        152      (3,325)    (10,146)      59,755
Conversion of warrants..      52,678    1
Exercise of stock
 options................     197,352              545
Other comprehensive
 loss...................                                    (463)
Issuance of common stock
 to employees...........      74,900              731                               (731)
Issuance of 183,700
 treasury shares at
 $17.96 per share.......                        1,561                  1,739
Repayment of employee
 shareholder notes......                                                           7,490
Income tax benefit from
 stock options
 exercised..............                        1,176
Other...................                          (46)
Net income..............                                                                       40,441
                          ----------  ---    --------      -----      ------    --------     --------
Balance at December 31,
 1999...................  57,505,874   58     272,944       (311)     (1,586)     (3,387)     100,196
Conversion of warrants..     684,770
Exercise of stock
 options................     994,572    1       3,607
Other comprehensive
 loss...................                                    (146)
Issuance of common
 stock, net.............   2,000,000    2      59,398
Issuance of common stock
 for acquisitions.......   5,269,487    5     136,569
Issuance of 91,727
 treasury shares at
 $35.98 per share.......                        2,431                    869
Repayment of employee
 shareholder notes......                                                           1,876
Income tax benefit from
 stock options
 exercised..............                        8,813
Other...................                          (25)                               (20)
Net income..............                                                                       51,164
                          ----------  ---    --------      -----      ------    --------     --------
Balance at December 31,
 2000...................  66,454,703  $66    $483,737      $(457)     $ (717)   $ (1,531)    $151,360
                          ==========  ===    ========      =====      ======    ========     ========

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

   Compressor, production and processing equipment fabrication revenue is recognized using the percentage-of-completion method. The Company estimates percentage-of-completion for compressor and processing equipment fabrication on a direct labor hour-to-total labor hour basis. Production equipment fabrication percentage-of-completion is estimated using the cost-to-total cost basis. The average duration of theses projects is four to six months.

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The Company believes that the credit risk in temporary cash investments that the Company has with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities throughout the

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998

world. The Company reviews the financial condition of customers prior to extending credit and generally does not obtain collateral for receivables. Payment terms are on a short-term basis and in accordance with industry standards. The Company considers this credit risk to be limited due to these companies' financial resources. Trade accounts receivable is recorded net of estimated doubtful accounts of $2,659,000 and $1,730,000 at December 31, 2000 and 1999, respectively.

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

 Property, Plant and Equipment

   Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

       Compression equipment and facilities....................... 4 to 25 years
       Buildings..................................................      30 years
       Transportation, shop equipment and other................... 3 to 12 years

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

 Sale and Leaseback Transactions

   The Company from time to time enters into sale and lease back transactions of compression equipment with special purpose entities. Sale and lease back transactions of compression equipment are evaluated for lease classification in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998

Leases." The special purpose entities are not consolidated by the Company when the owners of the special purpose entities have made a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease.

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

 Foreign Currency Translation

   The financial statements of subsidiaries outside the U.S., except those located in Latin America and highly inflationary economies, are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries located in Latin America and highly inflationary economies, translation gains and losses are included in net income.

 Earnings Per Common Share

   Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock and convertible securities.

   Included in diluted shares are common stock equivalents relating to options of 4,258,000, 3,296,000 and 2,460,000 in 2000, 1999 and 1998, respectively, warrants of 277,000, 712,000 and 786,000 in 2000, 1999 and 1998, respectively.
The common stock equivalents excluded from the computation of diluted earnings per share as the effect would be anti-dilutive were approximately 212,000 and 292,000 in 1999 and 1998.

 Comprehensive Income

   Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. Accumulated other comprehensive income consists of the foreign currency translation adjustment.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


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

 Year Ended December 31, 2000

   In October 2000, the Company purchased the common stock of Servicios TIPSA S.A. for approximately $7,750,000 in cash and a $7,750,000 note payable. The note payable was repaid in January 2001.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   In September 2000, the Company purchased the Dresser-Rand Company's compression services ("DR") division for $177,000,000 including approximately $1,200,000 of acquisition costs. Under the terms of the agreement, $95,000,000 of the purchase price was paid in cash with the balance being paid through the issuance to Ingersoll-Rand of 2,919,681 shares of the Company's newly issued restricted common stock. The estimated value of the stock issued was approximately $80,539,000, based upon quoted market price for the Company's common stock reduced by a discount due to the restriction on the stock's marketability based upon a third party appraisal. The purchase price is subject to certain post-closing adjustments pursuant to the acquisition agreement which have resulted in a $16,562,000 increase in the purchase price due to increases in the net assets acquired. The final purchase price is still subject to adjustments which the Company expects will not exceed approximately $10,000,000. In connection with the acquisition, the Company has agreed to purchase under normal business terms $25,000,000 worth of products, goods and services from Dresser-Rand Company over a three-year period beginning December 2001.

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

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


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

                                                               Years Ended
                                                              December 31,
                                                         -----------------------
                                                          Restated
                                                            2000        1999
                                                         ----------- -----------
                                                         (unaudited) (unaudited)
   Revenue..............................................  $661,512    $562,184
   Net income...........................................    49,946      47,438
   Earnings per common share--basic.....................      0.77        0.76
   Earnings per common share--diluted...................      0.72        0.72

3. Inventory

   Inventory consisted of the following amounts (in thousands):

                                                                  December 31,
                                                                ----------------
                                                                Restated
                                                                  2000    1999
                                                                -------- -------
   Parts and supplies.......................................... $ 93,308 $44,058
   Work in progress............................................   47,193  18,677
   Finished goods..............................................    4,941   3,827
                                                                -------- -------
                                                                $145,442 $66,562
                                                                ======== =======

4. Compressor and Production Equipment Fabrication Contracts

   Costs, estimated earnings and billings on uncompleted contracts are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                              Restated
                                                                2000     1999
                                                              --------  -------
   Costs incurred on uncompleted contracts................... $58,302   $11,041
   Estimated earnings........................................   8,414     2,150
                                                              -------   -------
                                                               66,716    13,191
   Less--billings to date.................................... (47,409)   (9,307)
                                                              -------   -------
                                                              $19,307   $ 3,884
                                                              =======   =======

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   Presented in the accompanying financial statements as follows (in thousands):

                                                              December 31,
                                                             ----------------
                                                             Restated
                                                               2000     1999
                                                             --------  ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts..................................  $24,976   $4,782
   Billings on uncompleted contracts in excess of costs and
    estimated earnings.....................................   (5,669)    (898)
                                                             -------   ------
                                                             $19,307   $3,884
                                                             =======   ======

5. Property, plant and equipment

   Property, plant and equipment consisted of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                             Restated
                                                               2000      1999
                                                             --------  --------
   Compression equipment and facilities..................... $576,328  $520,403
   Land and buildings.......................................   35,233    19,000
   Transportation and shop equipment........................   44,202    27,616
   Other....................................................   15,279    10,029
                                                             --------  --------
                                                              671,042   577,048
   Accumulated depreciation.................................  (97,446)  (79,583)
                                                             --------  --------
                                                             $573,596  $497,465
                                                             ========  ========

   Depreciation expense was $46,211,000, $34,696,000 and $35,768,000 in 2000,
1999 and 1998, respectively. Assets under construction of $66,203,000 and $18,937,000 are included in compression equipment at December 31, 2000 and 1999, respectively. In 2000 and 1999, $1,823,000 and $1,533,000 of interest cost was capitalized. No interest was capitalized for 1998.

6. Intangible and Other Assets

   Intangible and other assets consisted of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                              Restated
                                                                2000     1999
                                                              --------  -------
   Investments in unconsolidated subsidiaries................ $26,452   $18,892
   Deferred debt issuance and other transactions costs.......  16,091    10,317
   Notes receivable..........................................  14,975     9,214
   Other.....................................................  12,828     1,862
                                                              -------   -------
                                                               70,346    40,285
   Accumulated amortization..................................  (5,415)   (3,563)
                                                              -------   -------
                                                              $64,931   $36,722
                                                              =======   =======

   Amortization of intangible and other assets totaled $1,591,000, $593,000 and $405,000 in 2000, 1999 and 1998, respectively, exclusive of amortization of debt issuance costs.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


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

7. Accrued Liabilities

   Accrued liabilities are comprised of the following (in thousands):

                                                                December 31,
                                                              ----------------
                                                              Restated
                                                                2000    1999
                                                              -------- -------
   Accrued salaries, bonuses and other employee benefits..... $ 5,039  $ 1,893
   Accrued leasing expense...................................   3,389    3,496
   Accrued warranty..........................................   1,607      758
   Additional purchase price for DR (Note 2).................  16,562
   Accrued other.............................................  20,108   15,918
                                                              -------  -------
                                                              $46,705  $22,065
                                                              =======  =======

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


8. Long-Term Debt

   Long-term debt consisted of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Revolving credit facility................................  $102,500  $62,100
   Subordinated promissory notes, net of unamortized
    discount of $0 and $289.................................             15,364
   Real estate mortgage, interest at 7.5%, collateralized by
    certain land and buildings, payable through 2002........     4,000    4,250
   Other, interest at various rates, collateralized by
    equipment and other assets, net of unamortized
    discount................................................     6,858    3,934
                                                              --------  -------
                                                               113,358   85,648
   Less--current maturities.................................    (2,423) (15,967)
                                                              --------  -------
                                                              $110,935  $69,681
                                                              ========  =======

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

   Maturities of long-term debt at December 31, 2000 are (in thousands of dollars): 2001--$2,423; 2002--$107,456; 2003--$670; 2004--$600; 2005--$435 and
$1,774 thereafter.

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

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998

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

                                        Sale   Net Book Deferred    Residual
   Lease                              Proceeds  Value     Gain   Value Guarantee
   -----                              -------- -------- -------- ---------------
   July 1998......................... $200,000 $158,007 $41,993     $167,000
   June 1999.........................  200,000  166,356  33,644      166,000
   March and August 2000.............  200,000  166,922  33,078      166,000
   October 2000......................  172,589  155,692  16,897      142,299

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

10. Income Taxes

   The components of income before income taxes were as follows (in thousands):

                                                        Year ended December 31,
                                                        ------------------------
                                                        Restated
                                                          2000    1999    1998
                                                        -------- ------- -------
   Domestic............................................ $61,207  $47,741 $39,160
   Foreign.............................................  20,264   15,845  10,476
                                                        -------  ------- -------
                                                        $81,471  $63,586 $49,636
                                                        =======  ======= =======

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


   The provision for income taxes consisted of the following (in thousands):

                                                      Year ended December 31,
                                                      -------------------------
                                                      Restated
                                                        2000     1999    1998
                                                      --------  ------- -------
   Current tax expense (benefit):
     Federal......................................... $ 3,526   $ 6,958 $ 3,421
     State...........................................     499     1,412   1,741
     Foreign.........................................  (2,561)    3,379   1,739
                                                      -------   ------- -------
       Total current.................................   1,464    11,749   6,901
                                                      -------   ------- -------
   Deferred tax expense:
     Federal.........................................  17,245    10,670  10,312
     State...........................................               151      85
     Foreign.........................................  11,598       575   1,961
                                                      -------   ------- -------
       Total deferred................................  28,843    11,396  12,358
                                                      -------   ------- -------
   Total provision................................... $30,307   $23,145 $19,259
                                                      =======   ======= =======

   The income tax expense for 2000, 1999 and 1998 resulted in effective tax rates of 37.2%, 36.4% and 38.8%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                     Year ended December 31,
                                                     -------------------------
                                                     Restated
                                                       2000    1999     1998
                                                     -------- -------  -------
   Federal income tax at statutory rates............ $28,515  $22,255  $17,373
   State income taxes, net of federal income tax
    benefit.........................................     324    1,016    1,187
   Foreign income taxes.............................   1,241      211       33
   Other, net.......................................     227     (337)     666
                                                     -------  -------  -------
                                                     $30,307  $23,145  $19,259
                                                     =======  =======  =======

   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                          Year ended December
                                                                  31,
                                                          --------------------
                                                          Restated
                                                            2000       1999
                                                          ---------  ---------
   Deferred tax assets:
     Net operating losses................................ $  30,268  $   7,490
     Alternative minimum tax carryforward................    14,623     19,005
     Other...............................................     3,265      2,346
                                                          ---------  ---------
   Gross deferred tax assets.............................    48,156     28,841
   Deferred tax liabilities:
     Property, plant and equipment.......................  (145,892)   (82,764)
     Other...............................................    (5,669)   (11,610)
                                                          ---------  ---------
   Gross deferred tax liabilities........................  (151,561)   (94,374)
                                                          ---------  ---------
                                                          $(103,405) $ (65,533)
                                                          =========  =========

   The Company has net operating loss carryforwards at December 31, 2000 of $86,500,000 expiring in 2006 to 2020. In addition, the Company has an alternative minimum tax credit carryforward of $14,623,000 that does not expire.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


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

11. Mandatorily Redeemable Convertible Preferred Securities

   In December 1999, the Company issued $86,250,000 of unsecured Mandatorily Redeemable Convertible Preferred Securities (the "Convertible Preferred Securities") through Hanover Compressor Capital Trust, a Delaware business trust and wholly-owned finance subsidiary of the Company. The Convertible Preferred Securities have a liquidation amount of $50 per unit. The Convertible Preferred Securities mature in 30 years but the Company may redeem them partially or in total any time on or after December 20, 2002. The Convertible Preferred Securities also provide for annual cash distributions at the rate of 7.25%, payable quarterly in arrears, however, payments may be deferred up to 20 quarters subject to certain restrictions. During 2000 and 1999, the Company accrued distributions of approximately $6,253,000 and $278,000, respectively related to Convertible Preferred Securities. Each Convertible Preferred Security is convertible into 2.7972 shares of Hanover common stock, subject to certain conditions. The Company has fully and unconditionally guaranteed the Convertible Preferred Securities. The Company incurred transaction costs of approximately $3,439,000 (net of $116,000 accumulated amortization at December 31, 2000) that are included in other assets. The transaction costs are being amortized over the term of the Convertible Preferred Securities. The fair value of the Convertible Preferred Securities is approximately $163,659,000 at December 31, 2000.

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

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


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

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


The following is a summary of stock option activity for the years ended
 December 31, 2000, 1999 and 1998:

                                                                Weighted average
                                                      Shares    price per share
                                                     ---------  ----------------
   Options outstanding, December 31, 1997........... 6,828,718        4.70
     Options granted................................ 2,095,366       10.13
     Options canceled...............................   (84,008)      10.61
     Options exercised..............................   (49,646)       2.40
                                                     ---------
   Options outstanding, December 31, 1998........... 8,790,430        5.95
                                                     ---------
     Options granted................................   272,156       13.79
     Options canceled...............................   (68,230)       9.72
     Options exercised..............................  (197,352)       2.76
                                                     ---------
   Options outstanding, December 31, 1999........... 8,797,004        6.24
                                                     ---------
     Options granted
     APSI acquisition...............................   127,813       12.88
     Options canceled...............................   (11,562)       9.78
     Options exercised..............................  (994,572)       3.68
                                                     ---------
   Options outstanding, December 31, 2000........... 7,918,683        6.63
                                                     ---------       -----

 Options Outstanding at December 31, 2000

   The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                                                                 Options
                                   Options outstanding         exercisable
                               ---------------------------- ------------------
                                         Weighted
                                          average  Weighted           Weighted
                                         remaining average            average
                                          life in  exercise           exercise
    Range of exercise prices    Shares     years    price    Shares    price
    ------------------------   --------- --------- -------- --------- --------
   $0.01......................    76,886    1.4     $0.01      76,886  $0.01
   $2.30--$3.48............... 3,378,062    0.7      2.37   3,378,062   2.37
   $4.57--$6.96...............   297,989    3.6      5.26     285,956   5.29
   $9.57--$14.50.............. 4,117,146    7.2     10.19   1,703,507   9.93
   $20.09.....................    48,600    9.3     20.09       8,598  20.09
                               ---------                    ---------
                               7,918,683                    5,453,009
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

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998

   Stock-based compensation costs computed in accordance with FAS 123, would have reduced net income by $4,598,000, $2,194,000 and $825,000 in 2000, 1999 and 1998, respectively. The pro forma impact on net income would have reduced basic and diluted earnings per share by $.07 in 2000 and basic and diluted earnings per share of $.04 per share in 1999 and $.02 per share in 1998. The pro forma effect on net income for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

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

   The Company also leases compressors to affiliates of Enron Capital and Trade Resources Corp. ("Enron"), an affiliate of a major stockholder of the Company. Rentals of $18,586,000, $8,776,000 and $6,801,000 were paid by affiliates of Enron in 2000, 1999 and 1998, respectively. The Company sold equipment of approximately $5,289,000 to affiliates of Enron in 2000. Compression fabrication of $6,320,000 was purchased by affiliates of Enron in 1999. An affiliate of Enron also owns interest in Meter Acquisition Company LP, LLLP and Hanover Measurement Services Company, L.P. ("HMS"). The Company charged HMS $312,000 for general and administrative services during 2000.

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

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


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

   The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998

redeemable convertible preferred securities and income taxes. Amounts defined as "Other" include equity in income of nonconsolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost except for compressor fabrication equipment sales which are accounted for on an arms length basis, and the sales and resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly. Capital expenditures include fixed asset purchases.

   No single customer accounts for 10% or more of the Company's revenues for all periods presented. One vendor accounted for approximately $41,200,000 and $32,300,000 of the Company's purchases in 2000 and 1998, respectively.

 Industry Segments

                                                 Parts,
                                                 service              Production
                         Domestic International and used  Compressor   equipment
                         rentals     rentals    equipment fabrication fabrication  Other  Eliminations Consolidated
                         -------- ------------- --------- ----------- ----------- ------- ------------ ------------
                                                   (in thousands of dollars)
2000: (Restated)
 Revenues from external
  customers............. $173,195   $ 81,320    $132,203   $ 90,270     $79,121   $ 9,972               $  566,081
 Intersegment sales.....               1,200      31,086     89,963       3,653     7,413  $(133,315)
                         --------   --------    --------   --------     -------   -------  ---------    ----------
   Total revenues.......  173,195     82,520     163,289    180,233      82,774    17,385   (133,315)      566,081
 Gross profit...........  112,859     53,664      43,075     13,516      16,437     9,972                  249,523
 Identifiable assets....  493,728    286,747      21,627    311,568      92,601    45,485                1,251,756
 Capital expenditures...  219,277     58,801                    874         723                            279,675
 Depreciation and
  amortization..........   30,102     15,117         160      4,381       3,122                             52,882
1999:
 Revenues from external
  customers............. $136,430   $ 56,225    $ 42,518   $ 52,531     $28,037   $ 7,479               $  323,220
 Intersegment sales.....               1,200      38,656     75,139       4,821            $(119,816)
                         --------   --------    --------   --------     -------   -------  ---------    ----------
   Total revenues.......  136,430     57,425      81,174    127,670      32,858     7,479   (119,816)      323,220
 Gross profit...........   90,246     37,460      14,602      8,868       7,204     7,479                  165,859
 Identifiable assets....  529,667    149,968                 47,608      23,511     5,756                  756,510
 Capital expenditures...  180,593     99,535                  1,469       1,343                            282,940
 Depreciation and
  amortization..........   24,448     11,158                    702       1,029                             37,337
1998:
 Revenues from external
  customers............. $107,420   $ 40,189    $ 29,538   $ 67,453     $37,466   $ 4,285               $  286,351
 Intersegment sales.....               1,200       7,792     54,369       2,902            $ (66,263)
                         --------   --------    --------   --------     -------   -------  ---------    ----------
   Total revenues.......  107,420     41,389      37,330    121,822      40,368     4,285    (66,263)      286,351
 Gross profit...........   70,850     27,374       7,803      9,309      11,685     4,284                  131,305
 Identifiable assets....  422,026    129,628                 33,578      17,855    11,503                  614,590
 Capital expenditures...  111,289     54,830                  2,524         855                            169,498
 Depreciation and
  amortization..........   28,383      7,128                    701         942                             37,154

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


 Geographic Data

                                             United
                                             States  International Consolidated
                                            -------- ------------- ------------
                                                 (in thousands of dollars)
   2000: (Restated)
     Revenues from external customers...... $444,094   $121,987     $  566,081
     Identifiable assets................... $936,288   $315,468     $1,251,756

   1999:
     Revenues from external customers...... $263,082   $ 60,138     $  323,220
     Identifiable assets................... $603,368   $153,142     $  756,510

   1998;
     Revenues from external customers...... $234,999   $ 51,352     $  286,351
     Identifiable assets................... $484,269   $130,321     $  614,590

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


19. Restatement

   The transactions involved in the restatement, which are detailed further below are: (i) the Cawthorne Channel project in Nigeria initially conducted through the Hampton Roads joint venture; (ii) the acquisition of two compressors in a non-monetary exchange transaction; (iii) a compressor sale transaction; and (iv) its sale of a turbine engine. The impact of the restatement is summarized in the tables below:

                                     Cawthorne
                                      Channel
                                    Project in    Acquisition of
                                  Nigeria/Hampton Compressors In Compressor  Sale of
                                    Roads Joint    Non-Monetary     Sale     Turbine
                         As Filed     Venture        Exchange    Transaction Engine   Restated
                         -------- --------------- -------------- ----------- -------  --------
Revenues:
  Rentals............... $254,515                                                     $254,515
  Parts, service and
   used equipment.......  151,707                                 $(12,004)  $(7,500)  132,203
  Compressor
   fabrication..........   96,838    $ (6,568)                                          90,270
  Production and
   processing equipment
   fabrication..........   88,572      (9,451)                                          79,121
  Gain on sale of other
   assets...............    4,113                    $(2,225)                            1,888
  Gain on change in
   interest in non-
   consolidated
   affiliate............      864                                                          864
  Other.................    7,220                                                        7,220
                         --------    --------        -------      --------   -------  --------
    Total revenues......  603,829     (16,019)        (2,225)      (12,004)   (7,500)  566,081
                         --------    --------        -------      --------   -------  --------
Expenses:
  Rentals...............   87,992                                                       87,992
  Parts, service and
   used equipment.......  103,276                                   (7,954)   (6,194)   89,128
  Compressor
   fabrication..........   81,996      (5,242)                                          76,754
  Production and
   processing equipment
   fabrication..........   69,281      (6,597)                                          62,684
  Selling, general and
   administrative.......   54,606          26                                           54,632
  Depreciation and
   amortization.........   52,882                                                       52,882
  Lease expense.........   45,484                                                       45,484
  Interest expense......    8,473         212                                            8,685
  Distributions on
   mandatorily
   redeemable
   convertible preferred
   Securities...........    6,369                                                        6,369
                         --------    --------        -------      --------   -------  --------
    Total expenses......  510,359     (11,601)                      (7,954)   (6,194)  484,610
                         --------    --------        -------      --------   -------  --------
Income before income
 taxes..................   93,470      (4,418)        (2,225)       (4,050)   (1,306)   81,471
Provision for income
 taxes..................   34,771      (1,644)          (827)       (1,507)     (486)   30,307
                         --------    --------        -------      --------   -------  --------
Net income.............. $ 58,699    $ (2,774)       $(1,398)     $ (2,543)  $  (820) $ 51,164
                         ========    ========        =======      ========   =======  ========
Earnings per common
 share:
  Basic................. $   0.95                                                     $   0.83
  Diluted .............. $   0.88                                                     $   0.77

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


                                                         Restatement
                                               As filed     Items    Restated
                                               --------- ----------- ---------
Accounts receivable, net...................... $ 242,526  $(19,504)  $ 223,022
Inventory.....................................   139,248     6,194     145,442
Costs and estimated earnings in excess of
 billings on uncompleted contracts............    38,665   (13,689)     24,976
Property, plant and equipment, net............   583,586    (9,990)    573,596
Intangible and other assets, net..............    65,707      (776)     64,931
Total assets.................................. 1,289,521   (37,765)  1,251,756
Accrued liabilities...........................    49,205    (2,500)     46,705
Other liabilities.............................   158,661   (25,766)    132,895
Deferred income taxes.........................   105,369    (1,964)    103,405
Total liabilities.............................   563,278   (30,230)    533,048
Retained earnings.............................   158,895    (7,535)    151,360
Total liabilities and common stockholders'
 equity....................................... 1,289,521   (37,765)  1,251,756

Cawthorne Channel Projection Nigeria/Hampton Roads Joint Venture

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

   The Company was constructing the equipment to be used in the gas compression and processing project with Shell under the turn-key construction contract with Hampton Roads and had accounted for this activity under the percentage of completion method of accounting. Based upon the evaluation of new information related to these transactions, the Company determined that it should not have recognized revenue for this activity during these periods. The restatement treats the project as if the Company had owned 100% of the project since inception and reverses the revenue and related costs recognized under the percentage of completion method.

   In February 2002, the Company purchased the 75% interest in Hampton Roads that it did not own. The Company now owns 100% of the venture and will recognize the rental revenues pursuant to its contract with Global once startup begins.

                           HANOVER COMPRESSOR COMPANY

                        December 31, 2000, 1999 and 1998


Acquisition of Compressors In Non-Monetary Exchange

   In the third quarter of 2000, the Company entered into an acquisition of two compressors in a non-monetary exchange transaction with an independent oil and gas producer. In the transaction, the Company acquired the two compressors in exchange for certain gas reservoir rights that the Company had obtained in settlement of a payment default by one of its customers. The Company accounted for the transaction as an exchange of non-monetary assets and recorded $2.2 million in revenue and pre-tax income in 2000. Based upon the evaluation of new information related to this transaction, the Company has determined that it should not have recognized a gain on this transaction.

Compressor Sale Transaction

   The Company sold 33 gas compressors to a gas pipeline system then controlled by Enron for $12.0 million pursuant to invoices issued in December 2000. The Company recorded $4.1 million of pre-tax income from the transaction in the fourth quarter of 2000. In January 2001, the Company entered into an agreement with its customer to provide transition services and settle claims between the parties arising from the operation of the compressors prior to their sale. The agreement also provided for the issuance of a bill of sale. Upon further evaluation of the transaction, the Company has determined that it should have recognized the gain on this transaction when it issued the bill of sale in January 2001 rather than in December 2000.

Sale of Turbine Engine

   In the fourth quarter of 2000, the Company entered the non-oil field power generation market to take advantage of rising electricity demand and purchased used turbines to carry out this effort. In connection with this effort, the Company agreed to sell a turbine on extended credit and recognized revenues of $7.5 million and $1.3 million of pre-tax income in the fourth quarter of 2000. Upon further evaluation of the transaction, the Company determined that revenue should have been recognized for this transaction at the time that collectibility of the sales price was reasonably assured. Since full payment on the $7.5 million turbine sale was received in the fourth quarter of 2001, the Company recorded the sale and related $0.8 million net income in that quarter.

Reclassification

   The Company determined that the deferred gain related to the 1999 and 2000 leases was calculated in error. A reclassification between property, plant and equipment and other liabilities has been made to correct this matter. This reclassification had no impact on net income.

                           HANOVER COMPRESSOR COMPANY

                  SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

   The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                             1st     2nd       3rd       4th
                                           quarter quarter  quarter(2) quarter
                                           ------- -------- ---------- --------
                                             (in thousands, except per share
                                                         amounts)
2000: (Restated)
  Revenue................................. $90,557 $117,084  $148,960  $209,480
  Gross profit............................  48,326   55,931    64,745    80,521
  Net income..............................  11,165   12,773    12,395    14,831
  Earnings per common and common
   equivalent share:
    Basic(1).............................. $  0.19 $   0.21  $   0.19  $   0.22
    Diluted(1)............................ $  0.18 $   0.20  $   0.18  $   0.21
1999:
  Revenue................................. $66,694 $ 73,875  $ 87,269  $ 95,382
  Gross profit............................  36,947   38,681    43,373    46,858
  Net income..............................   8,639    8,482    10,388    12,932
  Earnings per common and common
   equivalent share:
    Basic(1).............................. $  0.15 $   0.15  $   0.18  $   0.23
    Diluted(1)............................ $  0.14 $   0.14  $   0.17  $   0.21

--------
(1) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.
(2) In conjunction with a separate review of the Company's joint ventures and other transactions conducted by the Board of Directors in early 2002, the Company determined that restatement was appropriate. The net effect of this restatement for the three months ended September 30, 2000 was as follows: (i) a decrease in revenues of $13.6 million, from $162.6 million to $149.0 million; (ii) a decrease in gross profit of $4.9 million, from $69.6 million to $64.7 million; (iii) a decrease in net income of $3.0 million, from $15.4 million to $12.4 million; and (iv) a decrease in earnings per common share of $0.05 basic and $0.05 diluted. For additional detail of the transactions involved in the restatement see Note 19 of the Notes to Consolidated Financial Statements.

                                  SCHEDULE II

                           HANOVER COMPRESSOR COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                 Balance at Charged to               Balance at
                                 Beginning  Costs and                  End of
          Description            of Period   Expenses  Deductions      Period
          -----------            ---------- ---------- ----------    ----------
Allowance for doubtful accounts
 deducted from accounts
 receivable in the balance
 sheet--
  2000.........................  $1,729,953 $3,197,877 $2,268,541(1) $2,659,289
  1999.........................   1,212,365  1,475,601    958,013(1)  1,729,953
  1998.........................     971,747    348,627    108,009(1)  1,212,365

--------
(1) Uncollectible accounts written off, net of recoveries.