Form 10-Q/A
period 2001-03-31
HANOVER COMPRESSOR CO /
filed 2002-04-16
CIK 909413

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A


(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________ TO__________



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

EXPLANATORY NOTE


Hanover Compressor Company (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 in order to restate the Consolidated Financial Statements and make appropriate conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." In conjunction with a separate review of the Company's joint ventures and other transactions conducted by the Board of Directors in early 2002, the Company determined that restatement was appropriate. The net effect of this restatement was as follows: (i) an increase in revenues of $10.0 million, from $219.8 million to $229.8 million; (ii) an increase in income before taxes of $1.9 million, from $30.3 million to $32.2 million; (iii) an increase in net income of $1.2 million, from $18.6 million to $19.8 million; and
(iv) an increase in earnings per common share of $0.02 basic and $0.01 diluted for the quarter ended March 31, 2001. For additional details of the transactions involved in the restatement and their impact on the Consolidated Financial Statements, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

                          HANOVER COMPRESSOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
       (IN THOUSANDS OF DOLLARS, EXCEPT FOR PAR VALUE AND SHARE AMOUNTS)

                                                                                         March 31,             December 31,
                                                                                           2001                    2000
                                                                                   ------------------        -----------------
         ASSETS                                                                         (Restated)               (Restated)
Current assets:
  Cash and cash equivalents                                                        $           99,436       $           45,484
  Accounts receivable trade, net                                                              209,677                  223,022
  Inventory                                                                                   202,665                  145,442
  Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                  35,778                   24,976
  Prepaid taxes                                                                                20,611                   19,948
  Other current assets                                                                         17,625                   12,384
                                                                                   ------------------       ------------------
     Total current assets                                                                     585,792                  471,256

Property, plant and equipment, net                                                            707,779                  573,596
Goodwill, net                                                                                 165,471                  141,973
Intangible and other assets                                                                    64,759                   64,931
                                                                                   ------------------       ------------------
        Total assets                                                               $        1,523,801       $        1,251,756
                                                                                   ==================       ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                             $            2,837       $            2,423
  Short-term notes payable                                                                      2,323                   10,073
  Accounts payable, trade                                                                     104,646                   88,651
  Accrued liabilities                                                                          49,980                   46,705
  Advance billings                                                                             41,160                   32,292
 Billings on uncompleted contracts in excess of
     costs and estimated earnings                                                               9,196                    5,669
                                                                                   ------------------       ------------------
     Total current liabilities                                                                210,142                  185,813

Long-term debt                                                                                196,122                  110,935
Other liabilities                                                                             138,877                  132,895
Deferred income taxes                                                                         117,387                  103,405
                                                                                   ------------------       ------------------
     Total liabilities                                                                        662,528                  533,048

Commitments and contingencies (note 8)
Mandatorily redeemable convertible preferred securities                                        86,250                   86,250

Common stockholders' equity:
   Common stock, $.001 par value; 200,000,000 shares authorized;
      70,181,136 and 66,454,703 shares issued and
      outstanding, respectively                                                                    70                       66
   Additional paid-in capital                                                                 606,484                  483,737
  Notes receivable - employee stockholders                                                     (1,499)                  (1,531)
  Accumulated other comprehensive income (loss)                                                  (484)                    (457)
  Retained earnings                                                                           171,169                  151,360
  Treasury stock - 75,739 common shares at cost                                                  (717)                    (717)
                                                                                   ------------------       ------------------
     Total common stockholders' equity                                                        775,023                  632,458
                                                                                   ------------------       ------------------
       Total liabilities and common stockholder's equity                           $        1,523,801       $        1,251,756
                                                                                   ==================       ==================

The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                                Three months
                                                                                               ended March 31,
                                                                                          2001               2000
                                                                                      ------------       --------------
Revenues:                                                                               (Restated)
   Rentals                                                                         $        80,057       $    56,104
   Parts, service and used equipment                                                        50,334            11,316
   Compressor fabrication                                                                   54,651            14,185
   Production and processing equipment fabrication                                          41,612             5,925
   Equity in income of non-consolidated affiliate                                              750             1,022
   Other                                                                                     2,385             2,005
                                                                                      ------------       -----------
                                                                                           229,789            90,557
Expenses:
   Rentals                                                                                  26,712            18,151
   Parts, service and used equipment                                                        29,840             8,206
   Compressor fabrication                                                                   46,256            11,391
   Production and processing equipment fabrication                                          33,768             4,483
   Selling, general and administrative                                                      20,736             9,115
   Depreciation and amortization                                                            17,403            10,359
   Leasing expense                                                                          15,288             8,076
   Interest expense                                                                          2,986             1,630
   Distributions on mandatorily redeemable
        convertible preferred securities                                                     1,593             1,591
   Other                                                                                     2,992                 -
                                                                                      ------------       -----------
                                                                                           197,574            73,002
Income before income taxes and cumulative effect of
           accounting change                                                                32,215            17,555
Provision for income taxes                                                                  12,242             6,390
                                                                                      ------------       -----------

Net income before cumulative effect of accounting change                                    19,973            11,165
   Cumulative effect of accounting change for
        derivative instruments, net of income tax                                             (164)                -
                                                                                      ------------       -----------
Net Income                                                                                  19,809            11,165

Other comprehensive loss, net of tax:
   Foreign currency translation adjustment                                                     (27)             (156)
                                                                                      ------------       -----------
Comprehensive income                                                                      $ 19,782       $    11,009
                                                                                      ============       ===========

Diluted net income per share:
   Net income before cumulative effect of accounting change                           $     19,973            11,165
   Distributions on mandatorily redeemable
           convertible preferred securities, net of income tax                               1,036                 -
   Cumulative effect of accounting change, net of income tax                                  (164)                -
                                                                                      ------------       -----------
Net income for purposes of computing diluted net
           income per share                                                               $ 20,845       $    11,165
                                                                                      ============       ===========

Weighted average common and common
           equivalent shares outstanding:
   Basic                                                                                    66,869            57,414
   Diluted                                                                                  75,904            62,190

Earnings per common share:
   Basic                                                                           $          0.30       $      0.19
   Diluted                                                                         $          0.27       $      0.18

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                                    Three Months
                                                                                                   ended March 31,
                                                                                                2001              2000
                                                                                         --------------------------------
Cash flows from operating activities:                                                        (Restated)
   Net income                                                                            $          19,809   $     11,165
   Adjustments:
      Depreciation and amortization                                                                 17,403         10,359
      Amortization of debt issuance costs and debt discount                                            587            160
      Bad debt expense                                                                                 468            242
      (Gain)/Loss on sale of property, plant and equipment                                          (4,034)        (1,286)
      Equity in income of nonconsolidated affiliates                                                  (750)        (1,022)
      Loss on derivative instrument                                                                  3,245              -
      Deferred income taxes                                                                          7,982          4,980
      Changes in assets and liabilities, excluding
          business combinations:
             Accounts receivable                                                                    28,293          3,407
             Inventory                                                                             (51,323)       (11,646)
             Costs and estimated earnings in excess of billings on
                     uncompleted contracts                                                          (7,275)        (6,556)
             Accounts payable and other liabilities                                                  8,528         (2,715)
             Advance billings                                                                        8,868            260
            Other                                                                                     (340)        (7,400)
                                                                                         --------------------------------
Net cash provided by (used in) operating activities                                                 31,461            (52)

Cash flows from investing activities:
   Capital expenditures                                                                            (72,733)       (60,896)
   Proceeds from sale of property, plant and equipment                                               2,063        103,504
   Cash used for business combinations, net                                                        (61,515)             -
   Cash used to acquire investments in
         nonconsolidated subsidiaries                                                               (4,225)             -
                                                                                         --------------------------------
Net cash provided by (used in) investing activities                                               (136,410)        42,608

Cash flows from financing activities:
   Net repayment on revolving credit facility                                                     (102,500)       (33,100)
   Repayment of long-term debt and short-term notes                                                 (8,653)          (131)
   Issuance of convertible senior notes, net                                                       185,590              -
   Issuance of common stock, net                                                                    83,850              -
   Proceeds from warrant conversions and stock option exercises                                        759            697
  Repayment of shareholder notes                                                                        32          1,194
                                                                                         --------------------------------
Net cash provided by (used in) financing activities                                                159,078        (31,340)
                                                                                         --------------------------------

Effect of exchange rate changes on cash and equivalents                                               (177)           (26)
                                                                                         --------------------------------

Net increase in cash and cash equivalents                                                           53,952         11,190
Cash and cash equivalents at beginning of period                                                    45,484          5,756
                                                                                         --------------------------------
Cash and cash equivalents at end of period                                               $          99,436   $     16,946
                                                                                         ================================

Acquisitions of businesses:
   Property, plant and equipment acquired                                                $          84,764
   Other assets acquired, net of cash acquired                                           $          11,250
   Goodwill                                                                              $          18,500
   Liabilities                                                                           $          (7,000)
   Debt issued                                                                           $          (2,764)
   Deferred taxes                                                                        $          (6,000)
   Common stock issued                                                                   $         (37,235)

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

                                                                                                       Three Months Ended
                                                                                                           March 31,
                                                                                                 2001                    2000
                                                                                            --------------            -----------
                                                                                              (Restated)
                                                                                              (unaudited)            (unaudited)
Revenue                                                                                           $232,810               $143,498
Net income before cumulative effect of accounting change                                            18,536                 11,505
Earnings per common share--basic                                                                      0.27                   0.18
Earnings per common share--diluted                                                                    0.26                   0.17

3.  INVENTORIES

     Inventory consisted of the following amounts (in thousands):

                                                                                             March 31,           December 31,
                                                                                               2001                 2000
                                                                                      ------------------------------------------
                                                                                            (Restated)            (Restated)
Parts and supplies                                                                                 $143,765             $ 93,308
Work in progress                                                                                     53,041               47,193
Finished goods                                                                                        5,859                4,941
                                                                                      ------------------------------------------
                                                                                                   $202,665             $145,442
                                                                                      ==========================================


4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following (in thousands):

                                                                                              March 31,          December 31,
                                                                                                2001                 2000
                                                                                       -----------------------------------------
                                                                                             (Restated)           (Restated)
Compression equipment and facilities                                                              $ 718,997             $576,328
Land and buildings                                                                                   35,719               35,233
Transportation and shop equipment                                                                    47,985               44,202
Other                                                                                                16,309               15,279
                                                                                       -----------------------------------------
                                                                                                    819,010              671,042
Accumulated depreciation                                                                           (111,231)             (97,446)
                                                                                       -----------------------------------------
                                                                                                  $ 707,779             $573,596
                                                                                       =========================================

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


7.  ACCOUNTING FOR DERIVATIVES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. At December 31, 2000, the Company had two interest rate swaps outstanding with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively.
These swaps were entered into to convert the variable lease payments under the Company's 1998 lease agreement to fixed payments. The difference paid or received on the swap transactions is recognized in leasing expense. The interest rate swaps expire in July 2001 unless they are extended for an additional two year term at the option of the counterparty. On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an unrealized loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During the three months ended March 31, 2001, the Company recorded an additional unrealized loss of $3.0 million related to the change in the fair value of these interest rate swaps in other expense in the statement of income. At March 31, 2001 the Company recorded a liability of $3.2 million related to these interest rate swaps in other liabilities. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and these changes in fair value will be recorded in the statement of income.

     The counterparties to all of the Company's interest rate swap agreements consist of major international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.


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

9.  RELATED PARY

     In March 2001, the Company advanced cash to Michael J. McGhan, the Company's Chief Executive Officer, in return for two promissory notes. The notes receivable totaled $2,200,000, bear interest at 4.88% per annum, and mature in April 2006. The notes are secured with full recourse, by a deed of trust and security agreement on two parcels of land and all improvements and personal property located on the land.

     During the three months ending March 31, 2001, the Company sold equipment totaling approximately $12,004,000 to an affiliate of Enron Capital and Trade Resources Corp ("Enron").

10.  REPORTABLE SEGMENTS

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

                                                          PARTS,
                                                          SERVICE                 PRODUCTION
                           DOMESTIC        INTERNATIONAL AND USED     COMPRESSOR   EQUIPMENT
                            RENTALS            RENTALS    EQUIPMENT   FABRICATION FABRICATION   OTHER   ELIMINATIONS   CONSOLIDATED

2001:  (Restated)
Revenues from
external customers            $ 53,729      $    26,328      $50,334     $ 54,651    $ 41,612  $ 3,135  $                $  229,789
Intersegment sales                                1,834        7,183       19,528         785    1,134       (30,464)
                       ---------------      -------------------------------------    -------------------------------     ----------
Total revenues                  53,729           28,162       57,517       74,179      42,397    4,269       (30,464)       229,789
Gross profit                    36,382           16,963       20,494        8,395       7,844    3,135                       93,213
Identifiable assets            724,760          251,345       37,270      301,631     109,875   99,436                    1,523,801

2000:
Revenues from
external customers            $ 38,208      $    17,896      $11,316     $ 14,185    $  5,925  $ 3,027  $                $   90,557
Intersegment sales                                  300        5,492       25,753         620                (32,165)
                                            ------------------------------------------------------------------------
Total revenues                  38,208           18,196       16,808       39,938       6,545    3,027       (32,165)        90,557
Gross profit                    25,907           12,046        3,110        2,794       1,442    3,027                       48,326

11.  RESTATEMENT

     The transactions involved in the restatement, which are detailed further below are: (i) the Cawthorne Channel project in Nigeria, initially conducted through the Hampton Roads joint venture; (ii) the Company's acquisition of two compressors in a non-monetary exchange transaction; (iii)a compressor sale transaction; and (iv) an increase in certain selling, general and administrative expenses as well as an increase in depreciation and amortization expense. The impact of the restatement on the quarter ended March 31, 2001 is summarized in the table below:

                                                                                   Cawthorne
                                                                                    Channel       Acquisition
                                                                                   Project in         of
                                                                                   Nigeria /      Compressors
                                                                                    Hampton           In        Compressor
                                                                                  Roads Joint    Non-Monetary      Sale
                                                                      As Filed      Venture        Exchange     Transaction
                                                                      --------      -------        --------     -----------
 Revenues:
  Rentals........................................................      $ 80,057
  Parts, service and used equipment..............................        38,330                                      $12,004
  Compressor fabrication.........................................        54,651
  Production and processing equipment fabrication................        43,591        $(1,979)
  Equity in income of non-consolidated affiliates................           750
  Other..........................................................         2,385
                                                                       --------        -------         ----          -------
    Total revenues...............................................       219,764         (1,979)                       12,004
                                                                       --------        -------         ----          -------
 Expenses:
  Rentals........................................................        26,712
  Parts, service and used equipment..............................        21,886                                        7,954
  Compressor fabrication.........................................        46,284            (28)
  Production and processing equipment fabrication................        35,149         (1,381)
  Selling, general and administrative............................        19,977            263
  Depreciation and amortization..................................        16,867                       ($10)
  Lease expense..................................................        15,288
  Interest expense...............................................         2,704            282
  Distributions on mandatorily redeemable convertible
   preferred Securities..........................................         1,593
  Other..........................................................         2,992
                                                                       --------        -------         ----          -------
    Total expenses...............................................       189,452           (864)        (10)            7,954
                                                                       --------        -------         ----          -------
Income before income taxes.......................................        30,312         (1,115)          10            4,050
Provision for income taxes.......................................        11,519           (424)           4            1,539
                                                                       --------        -------         ----          -------
Net income before cumulative effect of accounting change.........        18,793           (691)           6            2,511
   Cumulative effect of accounting change, net of income tax.....          (164)
                                                                       --------        -------         ----          -------
Net income.......................................................      $ 18,629        ($  691)        $  6          $ 2,511
                                                                       ========        =======         ====          =======
Earnings per common share
   Basic.........................................................      $   0.28
   Diluted.......................................................      $   0.26


                                                                            Additional
                                                                            Selling,
                                                                            General and
                                                                            Administrative
                                                                            & Depreciation
                                                                            and
                                                                            Amortization
                                                                            Expenses          Restarted
                                                                            --------          ---------
 Revenues:
  Rentals..............................................................                        $ 80,057
  Parts, service and used equipment....................................                          50,334
  Compressor fabrication...............................................                          54,651
  Production and processing equipment fabrication......................                          41,612
  Equity in income of non-consolidated affiliates......................                             750
  Other................................................................                           2,385
                                                                               -------         --------
    Total revenues.....................................................                         229,789
                                                                               -------         --------
 Expenses:
  Rentals..............................................................                          26,712
  Parts, service and used equipment....................................                          29,840
  Compressor fabrication...............................................                          46,256
  Production and processing equipment fabrication......................                          33,768
  Selling, general and administrative..................................           $496           20,736
  Depreciation and amortization........................................            546           17,403
  Lease expense........................................................                          15,288
  Interest expense.....................................................                           2,986
  Distributions on mandatorily redeemable convertible
   preferred Securities................................................                           1,593

  Other................................................................                           2,992
                                                                               -------         --------
    Total expenses.....................................................          1,042          197,574
                                                                               -------         --------
Income before income taxes.............................................        (1,042)           32,215
Provision for income taxes.............................................          (396)           12,242
                                                                               -------         --------
Net income before cumulative effect of accounting change...............          (646)           19,973
   Cumulative effect of accounting change, net of income tax...........                            (164)
                                                                               -------         --------
Net income.............................................................         ($646)         $ 19,809
                                                                               =======         ========
Earnings per common share
       Basic...........................................................                           $0.30
       Diluted.........................................................                           $0.27

Cawthorne Channel Project in Nigeria / Hampton Roads Joint Venture
------------------------------------------------------------------

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

  The Company is constructing the equipment to be used in the gas compression and processing project with Shell under the turn-key construction contract with Hampton Roads and had accounted for this activity under the percentage of completion method of accounting. Based upon the evaluation of new information related to these transactions, the Company determined that it should not have recognized revenue for this activity during these periods. The restatement treats the project as if the Company had owned 100% of the project since inception and adjusts the impact for the first quarter of 2001 by reversing the revenue and related costs recognized under the percentage of completion method.

  In February 2002, the Company purchased the 75% interest in Hampton Roads that it did not own. The Company now owns 100% of the venture and will recognize the rental revenues pursuant to its contract with Global once startup begins.

Acquisition of Compressors In Non-Monetary Exchange
---------------------------------------------------

  In the third quarter of 2000, the Company entered into an acquisition of two compressors in a non-monetary exchange transaction with an independent oil and gas producer. In the transaction, the Company acquired the two compressors in exchange for certain gas reservoir rights that the Company had obtained in settlement of a payment default by one of its customers. The Company accounted for the transaction as an exchange of non-monetary assets and recorded $2.2 million in revenue and pre-tax income in 2000. Based upon the evaluation of new information related to this transaction, the Company determined that it should not have recognized a gain on this transaction. The impact for the period above is a reduction of depreciation expense.

Compressor Sale Transaction
---------------------------

  The Company sold 33 gas compressors to a gas pipeline system then controlled by Enron for $12.0 million pursuant to invoices issued in December 2000. The Company recorded $4.1 million of pre-tax income from the transaction in the fourth quarter of 2000. In January 2001, the Company entered into an agreement with its customer to provide transition services and settle claims between the parties arising from the operation of the compressors prior to their sale. The agreement also provided for the issuance of a bill of sale. Upon further evaluation of the transaction, the Company determined that it should have recognized the gain on this transaction when it issued the bill of sale in January 2001 rather then December 2000.

Selling, general and administrative expense and depreciation and amortization
-----------------------------------------------------------------------------
expense
-------

  After reviewing its selling, general and administrative expenses for 2001, the Company determined that certain expenses had been understated. As a result, the Company increased these expenses by $496,000 for the three months ended March 31, 2001. Additionally, the Company understated depreciation and amortization expense for the same period by $546,000.

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

RESULTS OF OPERATIONS

The following discussion has been updated to reflect the restated results of operations, see Note 11 in "Notes to Consolidated Financial Statements" for details regarding the restatement.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

  The Company's total revenues increased by $139.2 million, or 154%, to $229.8 million during the three months ended March 31, 2001 from $90.6 million during the three months ended March 31, 2000.

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

  Revenue from parts, service and used equipment increased by $39.0 million, or 345%, to $50.3 million during the three months ended March 31, 2001 from $11.3 million during the three months ended March 31, 2000. This increase was due in part to increase in marketing focus as well as expansion of business activities through acquisitions. Revenues from compressor fabrication increased by $40.5 million, or 285%, to $54.7 million during the three months ended March 31, 2001 from $14.2 million during the three months ended March 31, 2000. This increase was due to the acquisition of Dresser-Rand Company's compression services division during September 2000. During the three months ended March 31, 2001, an aggregate of approximately 136,000 horsepower of compression equipment was fabricated compared to approximately 80,000 horsepower fabricated during the three months ended March 31, 2000.

  Revenues from production and processing equipment fabrication increased by $35.7 million, or 602%, to $41.6 million during the three months ended March 31, 2001 from $5.9 million during the three months ended March 31, 2000. The increase was due primarily to the acquisition of APSI during June, 2000.

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

EXPENSES

  Operating expenses of the rental segments increased by $8.5 million, or 47%, to $26.7 million during the three months ended March 31, 2001 from $18.2 million during the three months ended March 31, 2000. The increase resulted primarily from the corresponding 43% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was 67% during the three months ended March 31, 2001 and 68% during the three months ended March 31, 2000. Operating expenses of parts, service and used equipment increased by $21.6 million, or 264% to $29.8 million, which relates to the 345% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 41% during the three months ended March 31, 2001 and 28% during the three months ended March 31, 2000. The increase in gross profit margin for parts, service and used equipment was due primarily to business acquisitions completed during 2000. Certain of these acquired businesses had higher gross margins than the Company has historically experienced in this segment. Operating expenses of compressor fabrication increased by $34.9 million, or 306%, to $46.3 million during the three months ended March 31, 2001 from $11.4 million during the three months ended March 31, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 15% during the three months ended March 31, 2001 and 20% during the three months ended March 31, 2000. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company, which has lower gross margins than the Company has historically experienced. The operating expenses attributable to production equipment fabrication increased by $29.3 million, or 653%, to $33.8 million during the three months ended March 31, 2001 from $4.5 million during the three months ended March 31, 2000. The gross profit margin attributable to production and processing equipment fabrication was 19% during the three months ended March 31, 2001 and was 24% during the three months ended March 31, 2000. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of APSI, in June 2000, which has lower gross margins than the Company has historically experienced.

  Selling, general and administrative expenses increased $11.6 million, or 127%, to $20.7 million during the three months ended March 31, 2001 from $9.1 million during the three months ended March 31, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above resulting from the acquisitions completed during 2000.

  The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended March 31, 2001 increased 77% to $69.5 million from $39.2 million for the three months ended March 31, 2000 primarily due to the increase in the Company's revenues and income for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

  Depreciation and amortization increased by $7.0 million to $17.4 million during the three months ended March 31, 2001 compared to $10.4 million during the three months ended March 31, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in March and October 2000. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2000.

  The Company incurred leasing expense of $15.3 million during the three months ended March 31, 2001 compared to $8.1 million during the three months ended March 31, 2000 resulting from the Equipment Leases entered into in 2000.

  Interest expense increased by $1.4 million to $3.0 million during the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000 due to higher levels of outstanding debt.

  Other expenses during the three months ended March 31, 2001 was $3.0 million, which resulted from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (as described in "NEW ACCOUNTING PRONOUNCEMENTS").


INCOME TAXES

  The provision for income taxes increased by $5.9 million, or 92%, to $12.2 million during the three months ended March 31, 2001 from $6.4 million during the three months ended March 31, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the three months ended March 31, 2001 and 2000 were 38.0% and 36.4%, respectively. The increase in average effective income tax rates is due primarily to increased income in foreign tax jurisdictions.


NET INCOME

  Net income increased by $8.6 million, or 77%, to $19.8 million during the three months ended March 31, 2001 from $11.2 million during the three months ended March 31, 2000 for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash balance amounted to $99.4 million at March 31, 2001 compared to $45.5 million at December 31, 2000. Primary sources of cash during the three months ended March 31, 2001 were net proceeds of $185.6 million from the issuance of 4.75% Convertible Senior Notes due 2008 and $83.9 million through a public offering of 2,500,000 shares of common stock by the Company and operating cash flows of $31.5 million. Principal uses of cash during the three months ended March 31, 2001 were capital expenditures and business acquisitions of $134.2 million and the net repayment of the revolving credit facility for $102.5 million.

  Working capital increased to $375.7 million at March 31, 2001 from $285.4 million at December 31, 2000, primarily as a result of increases in inventories, costs in excess of billings and other current assets. The increase in the balances is due to an increased level of activity in the Company's lines of business over 2000 as well as from acquisitions and the stock and convertible senior notes issuance in March 2001. These increases were offset by an increase in current liabilities.

  The amounts invested in property, plant and equipment during 2001 was $72.7 million which resulted in the addition of approximately 278,000 horsepower to the rental fleet. At March 31, 2001, the rental fleet consisted of 2,009,000 horsepower domestically and 420,000 in the international rental fleet. Current plans are to spend approximately $296 million during the remainder of 2001, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity and long term debt. As of March 31, 2001 the Company has approximately $175 million of credit capacity remaining on its $200 million Bank Credit Agreement. The Company feels it has adequate capital resources to fund its estimated level of capital expenditures for the year 2001.


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

  The counterparties to all of the Company's interest rate swap agreements consist of major international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.


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

   (3)            A report on Form 8-K was filed on February 5, 2001, which filed as an exhibit under the caption "Item 7 - Financial Statements and Exhibits"
                  a press release reporting that the Company and OEC Compression
                  Corporation had agreed to delay the closing of their merger and to re-
                  submit the merger to a vote of OEC's stockholders due to recent public disclosures by the Company of a fee payable to one of Hanover's stockholders and a related restatement of Hanover's financial statements for 1997.

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

HANOVER COMPRESSOR COMPANY


Date:  April 15, 2002


By: /s/ Michael J. McGhan
    ----------------------
Michael J. McGhan
President and Chief Executive Officer


Date: April 15, 2002

By: /s/ John E. Jackson
    -------------------
Chief Financial Officer