Form 10-Q/A
period 2001-06-30
HANOVER COMPRESSOR CO /
filed 2002-04-16
CIK 909413

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

EXPLANATORY NOTE

         Hanover Compressor Company (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 in order to restate the Consolidated Financial Statements and make conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." In conjunction with a separate review of the Company's joint ventures and other transactions conducted by the Board of Directors in early 2002, the Company determined that restatement was appropriate. The net effect of this restatement for the three months ended June 30, 2001 was as follows: (i) a decrease in revenues of $17.7 million, from $263.1 million to $245.4 million;
(ii) a decrease in income before taxes of $3.5 million, from $37.7 million to $34.2 million; (iii) a decrease in net income of $2.2 million, from $23.4 million to $21.2 million; and (iv) a decrease in earnings per common share of $0.03 basic and $0.03 diluted. The net effect of this restatement for the six months ended June 30, 2001 was as follows: (i) a decrease in revenues of $7.6 million, from $482.8 million to $475.2 million; (ii) a decrease in income before taxes of $1.6 million, from $68.0 million to $66.4 million; (iii) a decrease in net income of $1.0 million, from $42.0 million to $41.0 million; and (iv) a decrease in earnings per common share of $0.01 basic and $0.01 diluted. For additional detail of the transactions involved in the restatement and their impact on the Consolidated Financial Statements see Note 13 of the Notes to Condensed Consolidated Financial Statements.

                          HANOVER COMPRESSOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
       (IN THOUSANDS OF DOLLARS, EXCEPT FOR PAR VALUE AND SHARE AMOUNTS)

                                                                                                 June 30,      December 31,
                                                                                                   2001            2000
                                                                                               -------------  -------------
                                            ASSETS                                               (Restated)       (Restated)
Current assets:
     Cash and cash equivalents...............................................................  $      33,284  $      45,484
     Accounts receivable trade, net..........................................................        237,299        223,022
     Inventory...............................................................................        205,190        145,442
     Costs and estimated earnings in excess of billings on uncompleted contracts.............         60,908         24,976
     Prepaid taxes...........................................................................         20,823         19,948
     Other current assets....................................................................         22,556         12,384
                                                                                               -------------  -------------
           Total current assets..............................................................        580,060        471,256

Property, plant and equipment, net...........................................................        797,923        573,596
Goodwill, net................................................................................        176,623        141,973
Intangible and other assets..................................................................         67,058         64,931
                                                                                               -------------  -------------
           Total assets......................................................................  $   1,621,664  $   1,251,756
                                                                                               =============  =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt....................................................  $       2,481  $       2,423
     Short-term notes payable................................................................                        10,073
     Accounts payable, trade.................................................................         78,538         88,651
     Accrued liabilities.....................................................................         57,758         46,705
     Advance billings........................................................................         44,723         32,292
     Billings on uncompleted contracts in excess of costs and estimated earnings.............         14,132          5,669
                                                                                               -------------  -------------
       Total current liabilities.............................................................        197,632        185,813

Long-term debt...............................................................................        268,763        110,935
Other liabilities............................................................................        140,756        132,895
Deferred income taxes........................................................................        125,897        103,405
                                                                                               -------------  -------------
           Total liabilities.................................................................        733,048        533,048
                                                                                               -------------  -------------

Commitments and contingencies (note 10)
Mandatorily redeemable convertible preferred securities......................................         86,250         86,250
Common stockholders' equity:
     Common stock, $.001 par value; 200,000,000 shares authorized; 70,398,974 and
       66,454,703 shares issued and outstanding, respectively................................             70             66
     Additional paid-in capital..............................................................        611,861        483,737
     Notes receivable - employee stockholders................................................         (1,499)        (1,531)
     Accumulated other comprehensive income (loss)...........................................            288           (457)
     Retained earnings.......................................................................        192,363        151,360
     Treasury stock - 75,739 common shares at cost...........................................           (717)          (717)
                                                                                               -------------  -------------
       Total common stockholders' equity.....................................................        802,366        632,458
                                                                                               -------------  -------------
           Total liabilities and common stockholders' equity.................................  $   1,621,664  $   1,251,756
                                                                                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                               Three months               Six months
                                                                              ended June 30,            ended June 30,
                                                                         ------------------------  ------------------------
                                                                            2001          2000         2001         2000
                                                                         -----------  -----------  -----------  -----------
                                                                         (Restated)                (Restated)
Revenues and other:
       Rentals.........................................................  $    90,068  $    57,797  $   170,125  $   113,901
       Parts, service and used equipment...............................       50,025       24,234      100,359       35,550
       Compressor fabrication..........................................       57,839       14,986      112,490       29,171
       Production and processing equipment fabrication.................       43,785       15,186       85,397       21,111
       Equity in income of non-consolidated affiliates.................        1,313          476        2,063        1,498
       Other...........................................................        2,391        4,405        4,776        6,410
                                                                         -----------  -----------  -----------  -----------
                                                                             245,421      117,084      475,210      207,641
                                                                         -----------  -----------  -----------  -----------

Expenses:
       Rentals.........................................................       30,561       20,690       57,273       38,841
       Parts, service and used equipment...............................       34,203       16,045       64,043       24,251
       Compressor fabrication..........................................       48,733       12,483       94,989       23,874
       Production and processing equipment fabrication.................       34,210       11,935       67,978       16,418
       Selling, general and administrative.............................       23,645       10,899       44,381       20,014
       Depreciation and amortization...................................       19,581       12,292       36,984       22,651
       Leasing expense.................................................       15,639       10,060       30,927       18,136
       Interest expense................................................        3,069        1,005        6,055        2,635
       Distributions on mandatorily redeemable
         convertible preferred securities..............................        1,594        1,592        3,187        3,183

       Other...........................................................           15                     3,007
                                                                         -----------  -----------  -----------  -----------
                                                                             211,250       97,001      408,824      170,003
                                                                         -----------  -----------  -----------  -----------
Income before income taxes.............................................       34,171       20,083       66,386       37,638
Provision for income taxes.............................................       12,977        7,310       25,219       13,700
                                                                         -----------  -----------  -----------  -----------

Income before cumulative effect of accounting change...................       21,194       12,773       41,167       23,938
       Cumulative effect of accounting change for
         derivative instruments, net of income tax.....................                                   (164)
                                                                         -----------  -----------  -----------  -----------
       Net Income......................................................       21,194       12,773       41,003       23,938
                                                                         -----------  -----------  -----------  -----------

Other comprehensive income (loss), net of tax:
       Adjustment to record changes in fair value
         of hedging financial instruments..............................          761                       761
       Foreign currency translation adjustment.........................           10           (9)         (16)        (165)
                                                                         -----------  -----------  -----------  -----------
Comprehensive income...................................................  $    21,965  $    12,764  $    41,748  $    23,773
                                                                         ===========  ===========  ===========  ===========

Diluted net income per share:
       Income before cumulative effect of accounting change............  $    21,194  $    12,773  $    41,167  $    23,938
       Distributions on mandatorily redeemable convertible
         preferred securities, net of income tax.......................        1,036                     2,072
       Cumulative effect of accounting change, net of income tax.......                                   (164)
                                                                         -----------  -----------  -----------  -----------
Net income for purposes of computing diluted net income per share......  $    22,230  $    12,773  $    43,075  $    23,938
                                                                         ===========  ===========  ===========  ===========

Weighted average common and common equivalent shares outstanding:
       Basic...........................................................       70,243       59,594       68,555       58,504
                                                                         -----------  -----------  -----------  -----------
       Diluted.........................................................       79,205       64,396       77,557       63,689
                                                                         -----------  -----------  -----------  -----------

Earnings per common share:
       Basic...........................................................  $      0.30  $      0.21  $      0.60  $      0.41
                                                                         -----------  -----------  -----------  -----------
       Diluted.........................................................  $      0.28  $      0.20  $      0.56  $      0.38
                                                                         -----------  -----------  -----------  -----------

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                                    Six Months ended June 30,
                                                                                                    -------------------------
                                                                                                        2001         2000
                                                                                                    -----------  -----------
                                                                                                    (Restated)
Cash flows from operating activities:
     Net income   ...............................................................................  $    41,003  $    23,938
     Adjustments:
         Depreciation and amortization...........................................................       36,984       22,651
         Amortization of debt issuance costs and debt discount...................................        1,024          320
         Bad debt expense........................................................................        1,038          495
         Loss (gain) on sale of property, plant and equipment....................................       (4,023)      (6,831)
         Equity in income of nonconsolidated affiliates..........................................       (2,063)      (1,498)
         Loss on derivative instruments..........................................................        3,260
         Deferred income taxes...................................................................       15,689        8,610
         Changes in assets and liabilities, excluding impact of  business combinations:
                Accounts receivable..............................................................       (1,935)     (12,524)
                Inventory........................................................................      (52,430)     (26,356)
                Costs and estimated earnings in excess of billings on
                  uncompleted contracts..........................................................      (27,468)     (10,731)
                Accounts payable and other liabilities...........................................        2,366       (3,203)
                Advance billings.................................................................       12,431       (5,196)
                Other............................................................................       (3,700)      (1,167)
                                                                                                   -----------  -----------
Net cash provided by (used in) operating activities..............................................       22,176      (11,492)
                                                                                                   -----------  -----------

Cash flows from investing activities:
     Capital expenditures........................................................................     (187,041)    (129,864)
     Proceeds from sale of property, plant and equipment.........................................       10,373      116,808
     Cash used for business combinations, net....................................................      (76,686)     (25,438)
     Cash used to acquire investments in nonconsolidated subsidiaries............................       (2,483)      (4,580)
                                                                                                   -----------  -----------
Net cash used in investing activities............................................................     (255,837)     (43,074)
                                                                                                   -----------  -----------

Cash flows from financing activities:
     Net borrowing (repayment) on revolving credit facility......................................      (37,500)         900
     Repayment of long-term debt and short-term notes............................................      (11,832)        (393)
     Issuance of convertible senior notes, net...................................................      185,590
     Issuance of common stock, net...............................................................       83,850       59,400
     Proceeds from warrant conversions and stock option exercises................................        1,310        1,047
     Repayment of shareholder notes..............................................................           32        1,669
                                                                                                   -----------  -----------
Net cash provided by financing activities........................................................      221,450       62,623
                                                                                                   -----------  -----------
Effect of exchange rate changes on cash and equivalents..........................................           11          (67)
                                                                                                   -----------  -----------
Net increase (decrease) in cash and cash equivalents.............................................      (12,200)       7,990
Cash and cash equivalents at beginning of period.................................................       45,484        5,756
                                                                                                   -----------  -----------
Cash and cash equivalents at end of period.......................................................  $    33,284  $    13,746
                                                                                                   ===========  ===========

Acquisitions of businesses:
     Property, plant and equipment acquired......................................................  $    87,324  $     8,274
     Other assets acquired, net of cash acquired.................................................  $    10,247  $    36,061
     Goodwill     ...............................................................................  $    32,369  $    61,963
     Liabilities  ...............................................................................  $    (1,047) $   (21,270)
     Debt issued  ...............................................................................  $    (3,716) $
     Deferred taxes..............................................................................  $    (6,802) $    (1,815)
     Common stock issued.........................................................................  $   (41,689) $   (57,775)

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

                                                                                                 SIX MONTHS ENDED
                                                                                             ------------------------
                                                                                                     JUNE 30,
                                                                                             ------------------------
                                                                                                2001         2000
                                                                                             -----------  -----------
                                                                                              (Restated)
     Revenue..............................................................................   $   478,970  $   302,472
     Income before cumulative effect of accounting change.................................        39,387       22,764
     Earnings per common share--basic.....................................................         0.57          0.35
     Earnings per common share--diluted...................................................         0.53          0.33

3.  INVENTORIES


   Inventory consisted of the following amounts (in thousands):

                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              2001           2000
                                                                                          -----------   ---------------
                                                                                           (Restated)     (Restated)
     Parts and supplies.................................................................  $   159,433      $   93,308
     Work in progress...................................................................       40,325          47,193
     Finished goods.....................................................................        5,432           4,941
                                                                                          -----------      ----------
                                                                                          $   205,190      $  145,442
                                                                                          ===========      ==========

4.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (in thousands):

                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              2001           2000
                                                                                          -----------   ---------------
                                                                                           (Restated)     (Restated)
     Compression equipment and facilities...............................................  $   809,777      $  576,328
     Land and buildings.................................................................       43,282          35,233
     Transportation and shop equipment..................................................       54,845          44,202
     Other..............................................................................       18,300          15,279
                                                                                          -----------      ----------
                                                                                              926,204         671,042
     Accumulated depreciation...........................................................     (128,281)        (97,446)
                                                                                          -----------      ----------
                                                                                          $   797,923      $  573,596
                                                                                          ===========      ==========

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

7.  ACCOUNTING FOR DERIVATIVES

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, the Company entered into two interest rate swaps with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were entered into to convert the variable lease payments under the Company's 1998 lease agreement to fixed payments. These swap transactions were to expire in July 2001, however, they were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recognized in leasing expense. These swap transactions expire in July 2003. On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an unrealized loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During the three and six months ended June 30, 2001, the Company recognized additional unrealized losses of $15,000 and $3.0 million, respectively, related to the change in the fair value of these interest rate swaps in other expense in the statement of income because they did not meet the specific hedge criteria as a result of the counterparty option to extend the interest rate swaps. Further, management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At June 30, 2001 the Company recorded a liability of $3.2 million related to these interest rate swaps in other liabilities. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and these changes in fair value will be recorded in the statement of income. During the second quarter of 2001, the Company entered in three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

          Lease           Maturity Date      Strike Rate    Notional Amount
          -----           -------------      -----------    ---------------
       March 2000            3/11/2005         5.2550%        $100,000,000
       August 2000           3/11/2005         5.2725%        $100,000,000
       October 2000         10/26/2005         5.3975%        $100,000,000

   These three swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. The Company recorded a $761,000 gain, net of tax in other comprehensive income at June 30, 2001.


   The counterparties to all of the Company's interest rate swap agreements consist of major international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty

8.  ACCOUNTING STANDARDS

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

9.  RELATED PARTY TRANSACTIONS

   During the three months ended June 30, 2001, the Company sold approximately $16.1 million of inventory recorded in parts, service and used equipment revenue to a related party. At June 30, 2001, $14.5 million was recorded in accounts receivable-trade from this related party. The $16.1 million turbine was ultimately sold to a project that is utilizing the turbine in a contract with the California Department of Water and Resources. The Company received payment in full on the turbine in December 2001. However, since the Company is a participant in the project financing, it will not record a profit related to the sale of that turbine. See Note 13.

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

    During the six months ending June 30, 2001, the Company sold equipment totaling approximately $12,004,000 to an affiliate of Enron Capital and Trade Resources Corp ("Enron").

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

12. REPORTABLE SEGMENTS

   The Company manages its business segments primarily on the type of product or service provided. The Company has five principal industry segments:
Rentals--Domestic; Rentals--International; Parts, Service and Used Equipment; Compressor Fabrication; and Production and Processing Equipment Fabrication. The Rentals segments provide natural gas compression rental and maintenance services to meet specific customer requirements. Parts, Service and Used Equipment segment provides used equipment, both new and used parts directly to customers, as well as complete maintenance services for customer owned packages. The Compressor Fabrication Segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas. Prior periods have been restated to reflect the expansion in 2000 of the Parts, Service and Used Equipment segment.

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

                            DOMESTIC  INTERNATIONAL PARTS, SERVICE  COMPRESSOR   PRODUCTION   OTHER    ELIMINATIONS    CONSOLIDATED
(RESTATED)                  RENTALS     RENTALS       AND USED     FABRICATION   EQUIPMENT
                                                      EQUIPMENT                 FABRICATION
June 30, 2001:
Revenues from External
Customers                  $ 60,060    $ 30,008       $50,025       $ 57,839     $ 43,785    $ 3,704   $      -         245,421
Intersegment Sales                -         300        16,785         17,194        1,447      1,112    (36,838)              -
Total revenues               60,060      30,308        66,810         75,033       45,232      4,816    (36,838)        245,421
Gross Profit                 39,959      19,548        15,822          9,106        9,575      3,704          -          97,714
Identifiable Assets         734,026     356,876        73,702        324,638       99,137     33,285          -       1,621,664
June 30, 2000:
Revenues from External
Customers                  $ 39,020    $ 18,777       $24,234       $ 14,986     $ 15,186    $ 4,881   $      -      $  117,084
Intersegment Sales                -         300        14,211         26,550        1,127      1,593    (43,781)              -
Total revenues               39,020      19,077        38,445         41,536       16,313      6,474    (43,781)        117,084
Gross Profit                 25,135      11,972         8,189          2,503        3,251      4,881          -          55,931

   The following table presents sales and other financial information by industry segment for the six months ended June 30, 2001 and 2000 (in thousands).

                        DOMESTIC  INTERNATIONAL  PARTS, SERVICE AND   COMPRESSOR    PRODUCTION   OTHER  ELIMINATIONS  CONSOLIDATED
(RESTATED)              RENTALS      RENTALS       USED EQUIPMENT     FABRICATION   EQUIPMENT
                                                                                   FABRICATION
June 30, 2001:
Revenues from external  $113,789      $56,336        $100,359          $112,490      $85,397    $6,839   $      -       $475,210
customers
Intersegment sales             -        2,134          23,968            36,722        2,232     2,246    (67,302)             -
Total revenues           113,789       58,470         124,327           149,212       87,629     9,085    (67,302)       475,210
Gross Profit              76,341       36,511          36,316            17,501       17,419     6,839          -        190,927
June 30, 2000:
Revenues from external  $ 77,228      $36,673        $ 35,550          $ 29,171      $21,111    $7,908   $      -       $207,641
customers
Intersegment sales             -          600          19,703            52,303        1,747     1,593    (75,946)             -
Total revenues            77,228       37,273          55,253            81,474       22,858     9,501    (75,946)       207,641
Gross Profit              51,042       24,018          11,299             5,297        4,693     7,908          -        104,257

13.  RESTATEMENT

     The transactions involved in the restatement, which are detailed further below are: (i) the Cawthorne Channel project in Nigeria, initially conducted through the Hampton Roads joint venture; (ii) the Company's acquisition of two compressors in a non-monetary exchange transaction; (iii) a compressor sale transaction; (iv) a sale of a turbine engine; and (v) an increase in certain selling, general and administrative expenses as well as an increase in depreciation and amortization expense. The impact of the restatement is summarized in the table below:


                   For the Three Months Ended June 30, 2001
                   ----------------------------------------

                                                                        Cawthorne
                                                                         Channel     Acquisation          Additional Selling,
                                                                        Project in       of                   General and
                                                                         Nigeria /   Compressors           Administrative, &
                                                                          Hampton      In Non-    Sale of  Depreciation and
                                                                        Roads Joint   Monetary    Turbine    Amortization
                                                               As Filed   Venture     Exchange     Engine      Expenses     Restated
                                                               --------   -------     --------     ------      --------     --------
  Revenues:
    Rentals.................................................   $ 90,068                                                     $ 90,068
    Parts, service and used equipment.......................     66,125                           ($16,100)                   50,025
    Compressor fabrication..................................     57,839                                                       57,839
    Production and processing equipment fabrication.........     45,342  ($1,557)                                             43,785
    Equity in income of non-consolidated affiliates.........      1,313                                                        1,313
                                                                  2,391                                                        2,391
                                                               --------  -------    -------       --------    --------      --------
        Total revenues......................................    263,078    1,557                    16,100                   245,421
                                                               --------  -------    -------       --------    --------      --------
  Expenses:
    Rentals.................................................     30,561                                                       30,561
    Parts, service and used equipment.......................     48,524                            (14,321)                   34,203
    Compressor fabrication..................................     48,734       (1)                                             48,733
    Production and processing equipment fabrication.........     35,297   (1,087)                                             34,210
    Selling, general and administrative.....................     22,658                                         $  987        23,645
    Depreciation and amortization...........................     19,061                ($30)                       550        19,581
    Lease expense...........................................     15,639                                                       15,639
    Interest expense........................................      3,259     (190)                                              3,069
    Distributions on mandatorily redeemable convertible
    preferred Securities....................................      1,594                                                        1,594
    Other                                                            15                                                           15
                                                               --------  -------    -------       --------    --------      --------
        Total expenses......................................    225,342   (1,278)       (30)       (14,321)     1,537        211,250
                                                               --------  -------    -------       --------    --------      --------
Income before income taxes..................................     37,736     (279)        30         (1,779)    (1,537)        34,171
Provision for income taxes..................................     14,332     (106)        11           (676)      (584)        12,977
                                                               --------  -------    -------       --------    --------      --------
Net income                                                     $ 23,404    ($173)       $19        ($1,103)     ($953)      $ 21,194
                                                               ========  =======    =======       ========    ========      ========

Earnings per common share
       Basic                                                   $   0.33                                                     $   0.30
       Diluted                                                 $   0.31                                                     $   0.28

                    For the Six Months Ended June 30, 2001
                    --------------------------------------

                                                                                                             Additional
                                                               Cawthorne                                      Selling,
                                                                Channel   Acquisition                       General and
                                                              Project in       of                         Administrative &
                                                               Nigeria /  Compressors                       Depreciation
                                                                Hampton     In Non-    Compressor  Sale of      and
                                                              Roads Joint   Monetary      Sale     Turbine  Amortization
                                                     As Filed   Venture     Exchange  Transaction   Engine    Expenses    Restated
                                                     --------   -------     --------  -----------   ------    --------    --------
Revenues:
  Rentals.........................................   $170,125                                                             $170,125
  Parts, service and used equipment...............    104,455                            $12,004  ($16,100)                100,359
  Compressor fabrication..........................    112,490                                                              112,490
  Production and processing equipment
   fabrication....................................     88,933       ($3,536)                                                85,397
  Equity in income of non-consolidated
    affiliates....................................      2,063                                                                2,063
  Other...........................................      4,776                                                                4,776
                                                     --------     ---------    -------   -------  --------    --------    --------
        Total revenues............................    482,842        (3,536)              12,004   (16,100)                475,210
                                                     --------     ---------    -------   -------  --------    --------    --------
Expenses:
  Rentals.........................................     57,273                                                               57,273
  Parts, service and used equipment...............     70,410                              7,954   (14,321)                 64,043
  Compressor fabrication..........................     95,018           (29)                                                94,989
  Production and processing equipment
   fabrication....................................     70,446        (2,468)                                                67,978
  Selling, general and administrative.............     42,635           263                                   $  1,483      44,381
  Depreciation and amortization...................     35,928                     ($40)                          1,096      36,984
  Lease expense...................................     30,927                                                               30,927
  Interest expense................................      5,963            92                                                  6,055
  Distributions on mandatorily redeemable
   convertible preferred Securities...............      3,187                                                                3,187
    Other.........................................      3,007                                                                3,007
                                                     --------     ---------    -------   -------  --------    --------    --------
        Total expenses............................    414,794        (2,142)       (40)    7,954   (14,321)      2,579     408,824
                                                     --------     ---------    -------   -------  --------    --------    --------
Income before income taxes........................     68,048        (1,394)        40     4,050    (1,779)     (2,579)     66,386
Provision for income taxes........................     25,851          (530)        15     1,539      (676)       (980)     25,219
                                                     --------     ---------    -------   -------  --------    --------    --------
Net income before cumulative effect of accounting
 change                                                42,197          (864)        25     2,511    (1,103)     (1,599)     41,167
  Cumulative effect of accounting change, net of
   income tax                                            (164)                                                                (164
                                                     --------     ---------    -------   -------  --------    --------    --------
Net income                                           $ 42,033         ($864)   $    25   $ 2,511   ($1,103)    ($1,599)   $ 41,003
                                                     ========     =========    =======   =======  ========    ========    ========
Earnings per common share
      Basic                                          $   0.61                                                             $   0.60
      Diluted                                        $   0.57                                                             $   0.56

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

     The Company is constructing the equipment to be used in the gas compression and processing project with Shell under the turn-key construction contract with Hampton Roads and had accounted for this activity under the percentage of completion method of accounting. Based upon the evaluation of new information related to these transactions, the Company determined that it should not have recognized revenue for this activity during these periods. The restatement treats the project as if the Company had owned 100% of the project since inception by reversing the revenue and related costs recognized under the percentage of completion of accounting.

     In February 2002, the Company purchased the 75% interest in Hampton Roads that it did not own. The Company now owns 100% of the venture and will recognize the rental revenues pursuant to its contract with Global once startup begins.

Acquisition of Compressors In Non-Monetary Exchange
---------------------------------------------------

     In the third quarter of 2000, the Company entered into an acquisition of two compressors in a non-monetary exchange transaction with an independent oil and gas producer. In the transaction, the Company acquired the two compressors in exchange for certain gas reservoir rights that the Company had obtained in settlement of a payment default by one of its customers. The Company accounted for the transaction as an exchange of non-monetary assets and recorded $2.2 million in revenue and pre-tax income in 2000. Based upon the evaluation of new information related to this transaction, the Company determined that it should not have recognized a gain on this transaction. The impact for the periods above is a reduction of depreciation expense.

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

Sale of Turbine Engine
----------------------

     In the fourth quarter of 2000, the Company entered the non-oil field power generation market to take advantage of rising electricity demand and purchased used turbines to carry out this effort. Subsequently, the Company agreed to sell certain turbines on extended credit and recognized revenues and the related profits at the time of such transactions.

     The Company recorded $1.8 million of pre-tax income on a $16.1 million turbine sale in the second quarter of 2001. Upon further evaluation of the transaction, the Company determined that revenue should have been recognized on these transactions at the time that collectibility of the sales price was reasonably assured. The $16.1 million turbine was ultimately sold to a project that is utilizing the turbine in a contract with the California Department of Water and Resources. The Company received payment in full on the turbine in December 2001. However, since the Company is a participant in the project financing, it will not record a profit related to the sale of that turbine.

Selling, general and administrative expenses and depreciation and amortization
------------------------------------------------------------------------------
expense
-------

     After reviewing its selling, general and administrative expenses for 2001, the Company determined that certain expenses had been understated. As a result, the Company increased these expenses by $987,000 and $1,483,000 for the three and six month periods ended June 30, 2001, respectively. Additionally, the Company understated depreciation and amortization expense for the corresponding periods by $550,000 and $1,096,000, respectively.

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


RESULTS OF OPERATIONS

The following discussion has been updated to reflect the restatement of operations, see Note 13 in "Notes to Condensed Consolidated Financial Statements" for details regarding the restatement.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

     The Company's total revenues increased by $128.3 million, or 110%, to $245.4 million during the three months ended June 30, 2001 from $117.1 million during the three months ended June 30, 2000. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as due to business acquisitions completed in 2001 and 2000.

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

     Revenue from parts, service and used equipment increased by $25.8 million, or 106% to $50.0 million during the three months ended June 30, 2001 from $24.2 million during the three months ended June 30, 2000. This increase is due in part to an increase in our marketing focus for this business segment, as well as expansion of business activities through acquisitions. Revenues from compressor fabrication increased by $42.8 million, or 286%, to $57.8 million during the three months ended June 30, 2001 from $15.0 million during the three months ended June 30, 2000. This increase is due to the acquisition of Dresser-Rand Company's compression service division during September 2000. During the three months ended June 30, 2001, an aggregate of approximately 136,000 horsepower of compression equipment was fabricated compared to approximately 85,000 horsepower fabricated during the three months ended June 30, 2000.

     Revenues from production and processing equipment fabrication increased by $28.6 million, or 188%, to $43.8 million during the three months ended June 30, 2001 from $15.2 million during the three months ended June 30, 2000. The increase is due primarily to the acquisition of APSI during June, 2000.

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

EXPENSES

     Operating expenses of the rental segments increased by $9.9 million, or 48%, to $30.6 million during the three months ended June 30, 2001 from $20.7 million during the three months ended June 30, 2000. The increase resulted primarily from the corresponding 56% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was 66% during the three months ended June 30, 2001 and 64% during the three months ended June 30, 2000. The rentals gross profit percentage increase is primarily due to improved rental rates resulting from the increase in market demand for natural gas compression. Operating expenses of parts, service and used equipment increased by $18.2 million, or 113% to $34.2 million, which relates to the 106% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 32% during the three months ended June 30, 2001 from 34% during the three months ended June 30, 2000. Operating expenses of compressor fabrication increased by $36.2 million, or 290%, to $48.7 million during the three months ended June 30, 2001 from $12.5 million during the three months ended June 30, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 16% during the three months ended June 30, 2001 and 17% during the three months ended June 30, 2000. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company, which has lower gross margins than the Company has previously experienced. The operating expenses attributable to production and processing equipment fabrication increased by $22.3 million, or 187%, to $34.2 million during the three months ended June 30, 2001 from $11.9 million during the three months ended June 30, 2000. The gross profit margin attributable to production and processing equipment fabrication was 22% during the three months ended June 30, 2001 and was 21% during the three months ended June 30, 2000.

     Selling, general and administrative expenses increased $12.7 million, or 117%, to $23.6 million during the three months ended June 30, 2001 from $10.9 million during the three months ended June 30, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above, as well as acquisitions during 2001 and 2000.

     The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended June 30, 2001 increased 64% to $74.1 million from $45.0 million for the three months ended June 30, 2000 primarily due to the increase in the Company's revenues and gross profit for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

     Depreciation and amortization increased by $7.3 million to $19.6 million during the three months ended June 30, 2001 compared to $12.3 million during the three months ended June 30, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in March, August and October 2000. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2001 and 2000.

     The Company incurred leasing expense of $15.6 million during the three months ended June 30, 2001 compared to $10.1 million during the three months ended June 30, 2000 resulting from the equipment leases entered into in 2000.

     Interest expense increased by $2.1 million to $3.1 million during the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. The increase in interest expense is due to higher levels of outstanding debt which was partially offset by lower interest rates.

INCOME TAXES

     The provision for income taxes increased by $5.7 million, or 78%, to $13.0 million during the three months ended June 30, 2001 from $7.3 million during the three months ended June 30, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the three months ended June 30, 2001 and 2000 were 38% and 36.4%, respectively. The increase in average effective income tax rates is due primarily to increased income in foreign tax jurisdictions.

NET INCOME

     Net income increased $8.4 million, or 66%, to $21.2 million during the three months ended June 30, 2001 from $12.8 million during the three months ended June 30, 2000 for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

     The Company's total revenues increased by $267.6 million, or 129%, to $475.2 million during the six months ended June 30, 2001 from $207.6 million during the six months ended June 30, 2000. The increase resulted primarily from growth of the Company's natural gas compressor rental fleet as well as due to business acquisitions completed in 2001 and 2000.

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

     Revenue from parts, service and used equipment increased by $64.8 million, or 182% to $100.4 million during the six months ended June 30, 2001 from $35.6 million during the six months ended June 30, 2000. This increase is due in part to an increase in our marketing focus for this business segment, as well as expansion of business activities through acquisitions. Revenues from compressor fabrication increased by $83.3 million, or 286%, to $112.5 million during the six months ended June 30, 2001 from $29.2 million during the six months ended June 30, 2000. This increase is due to the acquisition of Dresser-Rand Company's compression service division during September 2000. During the six months ended June 30, 2001, an aggregate of approximately 272,000 horsepower of compression equipment was fabricated compared to approximately 165,000 horsepower fabricated during the six months ended June 30, 2000.

     Revenues from production and processing equipment fabrication increased by $64.3 million, or 305%, to $85.4 million during the six months ended June 30, 2001 from $21.1 million during the six months ended June 30, 2000. The increase is due primarily to the acquisition of APSI during June, 2000.

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

EXPENSES

   Operating expenses of the rental segments increased by $18.5 million, or 47%, to $57.3 million during the six months ended June 30, 2001 from $38.8 million during the six months ended June 30, 2000. The increase resulted primarily from the corresponding 49% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was 66% during the six months ended June 30, 2001 and 2000.

   Operating expenses of parts, service and used equipment increased by $39.8 million, or 164% to $64.0 million, which relates to the 182% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 36% during the six months ended June 30, 2001 compared to 32% during the six months ended June 30, 2000. Operating expenses of compressor fabrication increased by $71.1 million, or 298%, to $95.0 million during the six months ended June 30, 2001 from $23.9 million during the six months ended June 30, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 16% during the six months ended June 30, 2001 and 18% during the six months ended June 30, 2000. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company, which has lower gross margins than the Company has historically experienced. The operating expenses attributable to production equipment fabrication increased by $51.6 million, or 314%, to $68.0 million during the six months ended June 30, 2001 from $16.4 million during the six months ended June 30, 2000. The gross profit margin attributable to production and processing equipment fabrication was 20% during the six months ended June 30, 2001 and 22% during the six months ended June 30, 2000.

   Selling, general and administrative expenses increased $24.4 million, or 122%, to $44.4 million during the six months ended June 30, 2001 from $20.0 million during the six months ended June 30, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above as well as acquisitions during 2001 and 2000.

   The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the six months ended June 30, 2001 increased 70% to $143.4 million from $84.2 million for the six months ended June 30, 2000 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

   Depreciation and amortization increased by $14.3 million to $37.0 million during the six months ended June 30, 2001 compared to $22.7 million during the six months ended June 30, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in March, August and October 2000. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2001 and 2000.

   The Company incurred leasing expense of $30.9 million during the six months ended June 30, 2001 compared to $18.1 million during the six months ended June 30, 2000 resulting from the equipment leases entered into in 2000.

   Interest expense increased by $3.5 million to $6.1 million during the six months ended June 30, 2001 from $2.6 million for the six months ended June 30, 2000. The increase in interest expense is due to higher levels of outstanding debt which was partially offset by lower interest rate.

   Other expenses during the six months ended June 30, 2001 was $3.0 million, which resulted from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see note 7 to Consolidated Financial Statements).

INCOME TAXES

   The provision for income taxes increased by $11.5 million, or 84%, to $25.2 million during the six months ended June 30, 2001 from $13.7 million during the six months ended June 30, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the six months ended June 30, 2001 and 2000 were 38.0% and 36.4%, respectively. The increase in average effective income tax rates is due primarily to increased income in foreign tax jurisdictions.

NET INCOME

   Net income increased $17.1 million, or 71%, to $41.0 million during the six months ended June 30, 2001 from $23.9 million during the six months ended June 30, 2000 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash balance amounted to $33.3 million at June 30, 2001 compared to $45.5 million at December 31, 2000. Primary sources of cash during the six months ended June 30, 2001 were net proceeds of $185.6 million from the issuance of 4.75% Convertible Senior Notes due 2008 and $83.9 million through a public offering of 2,500,000 shares of common stock by the Company and operating cash flows of $22.2 million. Principal uses of cash during the six months ended June 30, 2001 were capital expenditures and business acquisitions of $263.7 million and the net repayment of the revolving credit facility for $37.5 million.

   Working capital increased to $382.4 million at June 30, 2001 from $285.4 million at December 31, 2000, primarily as a result of increases in accounts receivables, inventories, costs in excess of billings and other current assets. The increase in the balances is due to an increased level of activity in the Company's lines of business over 2000 as well as from acquisitions. These increases were partially offset by an increase in current liabilities.

   The amounts invested in property, plant and equipment during 2001 was $187.0 million which resulted in the addition of approximately 381,000 horsepower to the rental fleet. At June 30, 2001, the rental fleet consisted of 2,060,000 horsepower domestically and 473,000 in the international rental fleet. Current plans are to spend approximately $170 million during the remainder of 2001, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity and long term debt. As of June 30, 2001 the Company has approximately $112 million of credit capacity remaining on its $200 million Bank Credit Agreement (5.06% rate at June 30, 2001).

   On June 27, 2001, the Company signed a definitive agreement to acquire POI, and other assets from Schlumberger Ltd. in exchange for total consideration of $761 million in cash, common stock and indebtedness. To fund the acquisition, the Company will use $270 million of proceeds from the sale of equipment to a special purpose entity (see note 11 to Consolidated Financial Statements) in combination with the $150 million subordinated acquisition note and $283 million of common stock. The Company believes that cash flow from operations, borrowing under its existing $200 million bank credit agreement and the proceeds of the sale of equipment and the related financing associated with the POI acquisition will provide the Company with adequate capital resources to fund its estimated level of capital expenditure for the year 2001.


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

PART II. OTHER INFORMATION

Item 4. At its Annual Meeting of Stockholders held on May 17, 2001, the Company presented the following matters to the stockholders for action and the votes cast are indicated below:

               Matter                  For           Withheld
               ------                  ---           --------
1.   Re-election of Directors.
     Michael A. O'Connor            58,753,251       1,034,740
     Michael J. McGhan              57,609,777       2,178,214
     William S. Goldberg            57,541,312       2,246,679
     Ted Collins, Jr.               58,752,156       1,035,835
     Melvin N. Klein                53,202,683       6,585,308
     Alvin V. Shoemaker             58,753,324       1,034,667
     Robert A. Fergason             53,094,683       6,693,308

2.   Approval of the 2001 Equity Incentive Plan.

            For            Against            Abstain
        49,426,541       10,265,108           96,421

3    Reappointment of PricewaterhouseCoopers LLP as Independent Accountants

            For            Against            Abstain
        59,166,113         588,064            33,894

Item 6: Exhibits and reports on Form 8-K

(a)     Exhibits

10.63 Purchase Agreement dated June 28, 2001 among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Sarevco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression Limited Partnership. (1) [10.63]

        (1) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the second quarter of 2001, under the exhibit number indicated in brackets [], and is incorporated by reference.

(b)     Reports submitted on Form 8-K:

        (1) A report on Form 8-K was filed on June 29, 2001, which filed as an exhibit under the caption "Item 5- Other Events" a press release reporting that the Company had signed a definitive agreement to acquire the Production Operators Corporation natural gas compression business, ownership interests in certain natural gas compression and gas handling joint venture projects in South America and related assets of Schlumberger for $761 million.

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



HANOVER COMPRESSOR COMPANY
Date: April 15, 2002
By:


/s/ Michael J. McGhan
----------------------------------------
Michael J. McGhan
President and Chief Executive Officer


Date: April 15, 2002
By:

/s/ John E. Jackson
----------------------------------------
Chief Financial Officer