Form 10-Q/A
period 2001-09-30
HANOVER COMPRESSOR CO /
filed 2002-04-16
CIK 909413

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

EXPLANATORY NOTE

     Hanover Compressor Company (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 in order to restate the Consolidated Financial Statements and make conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations." In conjunction with a separate review of the Company's joint ventures and other transactions conducted by the Board of Directors in early 2002, the Company determined that restatement was appropriate. The net effect of this restatement for the three months ended September 30, 2001 was as follows:
(i) a decrease in revenues of $17.5 million, from $298.8 million to $281.3 million; (ii) a decrease in income before taxes of $4.2 million, from $36.2 million to $32.0 million; (iii) a decrease in net income of $2.7 million, from $22.5 million to $19.8 million; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted. The net effect of this restatement for the nine months ended September 30, 2001 was as follows: (i) a decrease in revenues of $25.1 million, from $781.6 million to $756.5 million; (ii) a decrease in income before taxes of $5.9 million, from $104.3 million to $98.4 million; (iii) a decrease in net income of $3.6 million, from $64.5 million to $60.9 million; and (iv) a decrease in earnings per common share of $0.05 basic and $0.05 diluted.

The net effect of this restatement for the three months ended September 30, 2000 was as follows: (i) a decrease in revenues of $13.6 million, from $162.6 million to $149.0 million; (ii) a decrease in income before taxes of $4.8 million, from $25.0 million to $20.2 million; (iii) a decrease in net income of $3.0 million, from $15.4 million to $12.4 million; and (iv) a decrease in earnings per common share of $0.05 basic and $0.05 diluted. The net effect of this restatement for the nine months ended September 30, 2000 was as follows: (i) a decrease in revenues of $13.6 million, from $370.2 million to $356.6 million; (ii) a decrease in income before taxes of $4.8 million, from $62.7 million to $57.9 million; (iii) a decrease in net income of $3.0 million, from $39.3 million to $36.3 million; and (iv) a decrease in earnings per common share of $0.05 basic and $0.05 diluted. For additional detail of the transactions involved in the restatement and their impact on the Condensed Consolidated Financial
Statements see Note 14 of the Notes to Condensed Consolidated Financial Statements.

                           HANOVER COMPRESSOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (unaudited)
       (in thousands of dollars, except for par value and share amounts)

                                                                   September 30,   December 31,
                                                                       2001            2000
                                                                   ------------    ------------
                                                                     (Restated)     (Restated)
  ASSETS
Current assets:
 Cash and cash equivalents                                           $   22,306     $   45,484
 Accounts receivable trade, net                                         301,373        223,022
 Inventory                                                              249,321        145,442
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                               64,397         24,976
 Prepaid taxes                                                           32,066         19,948
 Other current assets                                                    27,356         12,384
                                                                     ----------     ----------
  Total current assets                                                  696,819        471,256
Property, plant and equipment, net                                    1,009,269        573,596
Goodwill, net                                                           199,683        141,973
Intangible and other assets                                              64,228         38,479
Investment in nonconsolidated affiliates                                181,635         26,452
                                                                     ----------     ----------
  Total assets                                                       $2,151,634     $1,251,756
                                                                     ==========     ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                                $    5,607     $    2,423
 Short-term notes payable                                                               10,073
 Accounts payable, trade                                                108,717         88,651
 Accrued liabilities                                                     97,137         46,705
 Advance billings                                                        48,386         32,292
 Billings on uncompleted contracts in excess of
   costs and estimated earnings                                          11,805          5,669
                                                                     ----------     ----------
  Total current liabilities                                             271,652        185,813
Long-term debt                                                          434,709        110,935
Other liabilities                                                       203,636        132,895
Deferred income taxes                                                   128,533        103,405
                                                                     ----------     ----------
  Total liabilities                                                   1,038,530        533,048

Commitments and contingencies (Note 12)
Mandatorily redeemable convertible preferred securities                  86,250         86,250

Common stockholders' equity:
 Common stock, $.001 par value; 200,000,000 shares authorized;
  79,155,497 and 66,454,703 shares issued and
  outstanding, respectively                                                  79             66
 Additional paid-in capital                                             825,173        483,737
 Notes receivable - employee stockholders                                (1,499)        (1,531)
 Accumulated other comprehensive loss                                    (8,393)          (457)
 Retained earnings                                                      212,211        151,360
 Treasury stock - 75,739 common shares at cost                             (717)          (717)
                                                                     ----------     ----------
  Total common stockholders' equity                                   1,026,854        632,458
                                                                     ----------     ----------
  Total liabilities and common stockholders' equity                  $2,151,634     $1,251,756
                                                                     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                           HANOVER COMPRESSOR COMPANY
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
              (in thousands of dollars, except per share amounts)


                                                                       Three Months               Nine Months
                                                                     Ended September 30,        Ended September 30,
                                                                     -------------------        -------------------
                                                                       2001        2000          2001          2000
                                                                       ----        ----          ----          ----
                                                                    (Restated)   (Restated)    (Restated)   (Restated)
Revenues and other:
 Rentals                                                              $104,995     $ 66,309    $275,120     $180,210
 Parts, service and used equipment                                      67,658       28,743     168,017       64,293
 Compressor fabrication                                                 55,571       26,428     168,061       55,599
 Production and processing equipment fabrication                        50,363       25,634     135,760       46,745
 Equity in income of non-consolidated affiliates                         1,688          455       3,751        1,953
 Other                                                                   1,035        1,391       5,811        7,801
                                                                      --------     --------    --------     --------
                                                                       281,310      148,960     756,520      356,601
                                                                      --------     --------    --------     --------

Expenses:
 Rentals                                                                35,390       23,263      92,663       62,104
 Parts, service and used equipment                                      47,835       17,951     111,878       42,202
 Compressor fabrication                                                 45,655       22,455     140,644       46,329
 Production and processing equipment fabrication                        39,831       20,546     107,809       36,964
 Selling, general and administrative                                    24,212       14,467      68,593       34,481
 Depreciation and amortization                                          25,498       14,179      62,482       36,830
 Leasing expense                                                        16,614       11,460      47,541       29,596
 Interest expense                                                        4,200        2,831      10,255        5,466
 Distributions on mandatorily redeemable
   convertible preferred securities                                      1,593        1,593       4,780        4,776
 Other                                                                   8,466                   11,473
                                                                      --------     --------    --------     --------
                                                                       249,294      128,745     658,118      298,748
                                                                      --------     --------    --------     --------

Income before income taxes                                              32,016       20,215      98,402       57,853
Provision for income taxes                                              12,168        7,820      37,387       21,520
                                                                      --------     --------    --------     --------
Net income before cumulative effect of accounting change                19,848       12,395      61,015       36,333
  Cumulative effect of accounting change for
    derivative instruments, net of income tax                                                      (164)
                                                                      --------     --------    --------     --------
Net Income                                                              19,848       12,395      60,851       36,333

Other comprehensive income (loss), net of tax:
 Adjustment to record changes in fair value of derivative
  financial instruments                                                 (8,675)                  (7,914)
 Foreign currency translation adjustment                                    (6)          11         (22)        (154)
                                                                      --------     --------    --------     --------
Comprehensive income                                                  $ 11,167     $ 12,406    $ 52,915     $ 36,179
                                                                      ========     ========    ========     ========

Diluted net income per share:
 Net income before cumulative effect in accounting change             $ 19,848     $ 12,395    $ 61,015     $ 36,333
 Distributions on mandatorily redeemable
    convertible preferred securities, net of income tax                  1,036                    3,108
 Cummulative effect of accounting change, net of income tax                                        (164)
                                                                      --------     --------    --------     --------
Net income for purposes of computing diluted net income per share     $ 20,884     $ 12,395    $ 63,959     $ 36,333
                                                                      ========     ========    ========     ========
Weighted average common and common
 equivalent shares outstanding:
     Basic                                                              73,194       63,966      70,098       60,324
                                                                      --------     --------    --------     ---------
     Diluted                                                            81,890       67,271      78,997       64,619
                                                                      --------     --------    --------     ---------

Earnings per common share:
     Basic                                                            $   0.27     $   0.19    $   0.87     $   0.60
                                                                      --------     --------    --------     ---------
     Diluted                                                          $   0.26     $   0.18    $   0.81     $   0.56
                                                                      --------     --------    --------     ---------

   The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                           (in thousands of dollars)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                         2001                      2000
                                                                         ----                      ----
                                                                      (Restated)                (Restated)
Cash flows from operating activities:
 Net income                                                           $  60,851                 $  36,333
 Adjustments:
   Depreciation and amortization                                         62,482                    36,830
   Amortization of debt issuance costs and debt discount                  1,475                       479
   Bad debt expense                                                       1,608                       840
   Gain on sale of property, plant and equipment                         (4,157)                   (8,708)
   Equity in income of nonconsolidated affiliates                        (3,751)                   (1,953)
   Loss on derivative instruments                                         8,976
   Deferred income taxes                                                 22,746                     5,998
   Changes in assets and liabilities, excluding impact of business combinations:
     Accounts receivable                                                (21,018)                  (28,014)
     Inventory                                                          (77,783)                  (34,814)
     Costs and estimated earnings in excess of billings on
        uncompleted contracts                                           (33,284)                  (10,218)
     Accounts payable and other liabilities                               9,822                    25,171
     Advance billings                                                    16,094                     2,749
     Other                                                               (2,109)                   (4,442)
                                                                      ---------                 ---------
Net cash provided by operating activities                                41,952                    20,251
                                                                      ---------                 ---------

Cash flows from investing activities:
 Capital expenditures                                                  (484,830)                 (207,827)
 Deferred leasing transaction costs                                     (17,738)                   (2,660)
 Proceeds from sale of property, plant and equipment                    582,557                   218,660
 Cash used for business combinations, net of cash acquired             (377,537)                 (174,827)
 Cash used to acquire investments in
  nonconsolidated affiliates                                             (6,514)                   (8,720)
                                                                      ---------                 ---------
Net cash used in investing activities                                  (304,062)                 (175,374)
                                                                      ---------                 ---------

Cash flows from financing activities:
 Net borrowing (repayment) on revolving credit facility                 (17,500)                  102,900
 Repayment of long-term debt and short-term notes                       (14,920)                   (4,290)
 Issuance of convertible senior notes, net                              185,332                         -
 Issuance of common stock, net                                           83,850                    59,400
 Proceeds from warrant conversions and stock option exercises             2,174                     2,774
 Repayment of shareholder notes                                              32                     1,669
                                                                      ---------                 ---------
Net cash provided by financing activities                               238,968                   162,453
                                                                      ---------                 ---------

Effect of exchange rate changes on cash and cash equivalents                (36)                      (44)
                                                                      ---------                 ---------
Net increase (decrease) in cash and cash equivalents                    (23,178)                    7,286
Cash and cash equivalents at beginning of period                         45,484                     5,756
                                                                      ---------                 ---------
Cash and cash equivalents at end of period                            $  22,306                 $  13,042
                                                                      =========                 =========


Acquisitions of businesses:
 Property, plant and equipment acquired                               $ 605,581                 $ 190,521
 Other assets acquired, net of cash acquired                          $ 247,510                 $  92,905
 Goodwill                                                             $  64,742                 $ 106,777
 Liabilities                                                          $ (64,264)                $ (60,343)
 Debt issued                                                          $(215,305)                $
 Deferred taxes                                                       $  (6,802)                $ (15,167)
 Common stock issued                                                  $(253,925)                $(139,866)


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

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

       Compression equipment and facilities.................    4 to 30 years
       Buildings............................................         30 years
       Transportation, shop equipment and other.............    3 to 12 years

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

Prior to July 1, 2001, compression equipment in the rental fleet was depreciated using the straight-line method over an estimated useful life that ranged from 4 to 25 years. Effective July 1, 2001, the Company changed its estimate of the useful life of certain compression equipment to range from 15 to 30 years. The effect of this change in estimate on the quarter ended September 30, 2001 was a decrease in depreciation expense of approximately $1.5 million and an increase in net income of approximately $0.9 million ($0.01 per share). The Company anticipates this change in estimated useful life will reduce future depreciation expense, based on the Company's current depreciable assets, by approximately $3 million per quarter.

Earnings Per Common Share

     Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock and convertible securities.

     For the three months ended September 30, 2001 and 2000, common stock equivalents relating to options of 3,867,000 and 3,302,000, respectively, are included in diluted shares. For each of the three month periods, 4,000 warrants are included in diluted shares. For each of the three month ended September 30, 2001 4,825,000 mandatorily redeemable convertible preferred securities are included in diluted shares. Convertible senior notes were excluded from the diluted shares for the three-month periods presented as their effect would be anti-dilutive.

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


                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                              --------------------------------       -------------------------------
                                                                  2001                2000               2001               2000
                                                                  ----                ----               ----               ----
                                                               (Restated)          (Restated)         (Restated)         (Restated)

Revenue                                                           $307,477         $203,874           $865,933          $581,298
Net income before cumulative effect of accounting change *        $ 17,579         $ 12,108           $ 58,929          $ 33,734
Earnings per common share--basic                                  $   0.22         $   0.16           $   0.75          $   0.45
Earnings per common share--diluted                                $   0.21         $   0.15           $   0.71          $   0.43

* Net income (and per share amounts) include other expense of $2.8 million for the three and nine months ended September 30, 2001, respectively (see note 6).

3.  INVENTORIES

Inventory consisted of the following amounts (in thousands):


                                                September 30,   December 31,
                                                    2001           2000
                                                    ----           ----
                                                 (Restated)      (Restated)
Parts and supplies..............................  $188,109        $93,308
Work in progress................................    54,356         47,193
Finished goods..................................     6,856          4,941
                                                  --------       --------
                                                  $249,321       $145,442
                                                  ========       ========

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                         September 30,    December 31,
                                              2001            2000
                                              ----            ----
                                           (Restated)      (Restated)
Compression equipment and facilities...     $1,016,844       $576,328
Land and buildings.....................         50,367         35,233
Transportation and shop equipment......         60,114         44,202
Other..................................         21,138         15,279
                                            ----------       --------
                                             1,148,463        671,042
Accumulated depreciation...............       (139,194)       (97,446)
                                            ----------       --------
                                            $1,009,269       $573,596
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

                              Ownership
                              Interest      Location
                              --------      --------

      Wilpro - Pigap II           30.0%     Venezuela
      Wilpro - El Furrial         33.3%     Venezuela
      Simco                       35.5%     Venezuela

6. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                                                       September 30,   December 31,
                                                                                      --------------  -------------
                                                                                           2001           2000
                                                                                           ----           ----
   Revolving credit facility                                                               $ 85,000       $102,500
   4.75% convertible senior notes due 2008                                                  192,000
   Schlumberger note, interest at 8.5%                                                      150,000
   Real estate mortgage, interest at 7.5%, collateralized by certain land and
     buildings, payable through 2002.                                                         3,667          4,000
   Other, interest at various rates, collateralized by equipment and other assets,
     net of unamortized discount                                                              9,649          6,858
                                                                                            -------       --------

                                                                                            440,316        113,358
   Less--current maturities                                                                  (5,607)        (2,423)
                                                                                           --------       --------

                                                                                           $434,709       $110,935
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

8.  LEASING TRANSACTION

     In August 2001 and in connection with the POI Acquisition, the Company completed two sale and lease back transactions involving certain compression equipment. Concurrent with the transactions, the Company exercised its purchase option under its 1998 operating lease for $200,000,000. Under one transaction, the Company received $309,300,000 proceeds from the sale of compression equipment. Under the second transaction, the Company received $257,750,000 for the sale of additional compression equipment. Both transactions are recorded as a sale and lease back of the equipment and are recorded as operating leases. Under the $309,300,000 transaction, the equipment was sold and leased back by the Company for a 7 year period and will continue to be deployed by the Company under its normal operating procedures. The agreement calls for semi-annual rental payments of approximately $12,750,000 in addition to quarterly rental payments of approximately $245,000. Under the $257,750,000 transaction, the equipment was sold and leased back by the Company for a 10 year period and will continue to be deployed by the Company under its normal operating procedures. The agreement calls for semi-annual rental payments of approximately $10,938,000 in addition to quarterly rental payments of approximately $213,000. The Company has options to repurchase the equipment under certain conditions as defined by the lease agreement. The Company incurred transaction costs of approximately $17,700,000 related to the transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

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


                                   SALE    NET BOOK  DEFERRED      RESIDUAL
LEASES                           PROCEEDS   VALUE      GAIN    VALUE GUARANTEE
------                           --------   -----      ----    ---------------

June 1999.....................   $200,000  $166,356   $33,644      $166,000
March and August 2000.........    200,000   166,922    33,078       166,000
October 2000..................    172,589   155,692    16,897       142,299
August 2001...................    567,050   541,911    25,139       407,000

     All transactions are recorded as a sale and lease back of the equipment and the leases are treated as operating leases. The Company has substantial residual value guarantees under the lease agreements that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of the Company's purchase options under the terms of the lease agreements. Any gains on the sale of the equipment are deferred until the end of the respective lease terms. Should the Company not exercise its purchase options under the lease agreements, the deferred gains will be recognized to the extent they exceed any residual value guarantee payments and any other payments required under the lease agreements. Upon exercise of the purchase option under the 1998 operating lease, the Company reduced its depreciable basis by the gain of approximately $42 million previously deferred. The following future minimum lease payments are due under the leasing arrangements exclusive of any guarantee payments (in thousands): 2001 -- $21,458; 2002 -- $85,833; 2003 -- $85,833; 2004 -- $80,248;
2005 -- $63,474; 2006 -- $49,375.

9.  ACCOUNTING FOR DERIVATIVES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, the Company entered into two interest rate swaps which are outstanding at September 30, 2001 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swap transactions were to expire in July 2001, however, they were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recognized in leasing expense. These interest rate swaps expire in July 2003. On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an unrealized loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During the three and nine months ended September 30, 2001, the Company recognized additional unrealized loss of $5.7 million and $8.7 million, respectively, related to the change in the fair value of these interest rate swaps in other expense in the statement of income because they did not meet the specific hedge criteria as a result of the counterparty option to extend the interest rate swaps. Further, management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At September 30, 2001 the Company recorded a liability of $9 million related to these interest rate swaps in other liabilities. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and these changes in fair value will be recorded in the statement of income.

     During the second quarter of 2001, the Company entered into three additional interest rate swaps to convert variable lease payments under certain operating lease arrangements to fixed payments as follows:

          Lease          Maturity Date       Strike Rate      Notional Amount
          -----          -------------       -----------      ---------------

        March 2000           3/11/2005            5.2550%          $100,000,000
       August 2000           3/11/2005            5.2725%          $100,000,000
      October 2000          10/26/2005            5.3975%          $100,000,000

     These three swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the three months and nine months ended September 30, 2001, the Company recorded a $8.7 million and $7.9 million loss, net of tax in other comprehensive income and recorded a liability related to these swaps of $13 million in other liabilities.

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

     During the nine months ending September 30, 2001, the Company sold equipment totaling approximately $12,004,000 to an affiliate of Enron Capital and Trade Resources Corp ("Enron").


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

     The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily redeemable convertible preferred securities and income taxes. Amounts defined as "Other" include equity in income of non-consolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and inter-segment sales. Inter-segment sales are accounted for at cost, except for compression fabrication equipment revenue which are accounted for on an arms length basis, and the sales and resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly. Capital expenditures include fixed asset purchases.

     The following table presents sales and other financial information by industry segment for the three and nine months ended September 30, 2001 and 2000 (in thousands).

                 (Restated)                  Three Months Ended September 30, 2001         Three Months Ended September 30, 2000
                                          ------------------------------------------     ------------------------------------------
                                            Sales to                                        Sales to
                                            External      Intersegment      Total           External    Intersegment       Total
              Business Segment              Customers         Sales        Revenues         Customers       Sales        Revenues
              ----------------            ------------------------------------------     ------------------------------------------
     Domestic rentals                          $ 72,033                     $ 72,033          $ 45,533                     $ 45,533

     International rentals                       32,962       $    711        33,673            20,776      $    300         21,076

     Parts service & used equipment              67,658         13,460        81,118            28,743         2,452         31,195

     Compressor fabrication                      55,571         12,991        68,562            26,428        21,187         47,615

     Production equipment fabrication            50,363          2,531        52,894            25,634                       25,634

     Other                                        2,723          1,261         3,984             1,846           884          2,730

     Eliminations                                              (30,954)      (30,954)                        (24,823)       (24,823)
                                          ------------------------------------------     ------------------------------------------
     Total consolidated revenues               $281,310                     $281,310          $148,960                     $148,960
                                          ==========================================     ==========================================

                 (Restated)                  Nine Months Ended September 30, 2001           Nine Months Ended September 30, 2000
                                          ------------------------------------------     ------------------------------------------
                                            Sales to                                        Sales to
                                            External      Intersegment      Total           External    Intersegment       Total
              Business Segment              Customers         Sales        Revenues         Customers       Sales        Revenues
              ----------------            ------------------------------------------     ------------------------------------------
     Domestic rentals                          $185,822                     $185,822          $122,761                    $ 122,761

     International rentals                       89,298       $  2,845        92,143            57,449      $    900         58,349

     Parts service & used equipment             168,017         37,428       205,445            64,293        22,155         86,448

     Compressor fabrication                     168,061         49,713       217,774            55,599        73,490        129,089

     Production equipment fabrication           135,760          4,763       140,523            46,745         1,747         48,492

     Other                                        9,562          3,507        13,069             9,754         2,477         12,231

     Eliminations                                              (98,256)      (98,256)                       (100,769)      (100,769)
                                          ------------------------------------------     ------------------------------------------
     Total consolidated revenues               $756,520                     $756,520          $356,601                    $ 356,601
                                          ==========================================     ==========================================

        (Restated)                                          Gross Profit
                                  ----------------------------------------------------------------
                                          Three Months Ended               Nine Months Ended               Identifiable Assets
                                          ------------------               -----------------         -------------------------------
                                    September 30,    September 30,   September 30,   September 30,    September 30,    September 30,
     Business Segment                   2001             2000            2001            2000             2001             2000
     ----------------             --------------------------------   -----------------------------   -------------------------------
Domestic rentals                        $ 46,144          $29,550        $122,485        $ 80,592       $1,205,951       $  684,936

International rentals                     23,461           13,496          59,972          37,514          481,946          174,027

Parts service & used equipment            19,823           10,792          56,139          22,091           79,110           24,037

Compressor fabrication                     9,916            3,973          27,417           9,270          249,098          278,290

Production equipment fabrication          10,532            5,088          27,951           9,781          113,221           92,336

Other                                      2,723            1,846           9,562           9,754           22,308           13,042
                                  --------------------------------   -----------------------------   -------------------------------
Total                                   $112,599          $64,745        $303,526        $169,002       $2,151,634       $1,266,668
                                  ================================   =============================   ===============================

14.  RESTATEMENT


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


                 For the Three Months Ended September 30, 2001
                 ---------------------------------------------

                                                                             Cawthorne
                                                                              Channel       Acquisition
                                                                             Project in         of
                                                                             Nigeria /      Compressors
                                                                              Hampton           In           Sale of
                                                                            Roads Joint    Non-Monetary      Turbine
                                                               As Filed       Venture        Exchange         Engine
Revenues:                                                      ---------      -------        --------        -------
  Rentals.................................................      $104,995
  Parts, service and used equipment.......................        84,608                                      ($16,950)
  Compressor fabrication..................................        55,678        ($107)
  Production and processing equipment fabrication.........        50,363
  Equity in income of non-consolidated affiliates.........         1,688
  Other...................................................         1,467                                          (432)
                                                                --------      -------        --------        ---------
        Total revenues....................................       298,799         (107)                         (17,382)
                                                                --------      -------        --------        ---------
Expenses:
  Rentals................................................         35,390
  Parts, service and used equipment......................         61,716                                       (13,881)
 Compressor fabrication..................................         45,897         (242)
  Production and processing equipment fabrication........         39,831
  Selling, general and administrative....................         23,706
  Depreciation and amortization..........................         24,998                       ($20)
  Lease expense..........................................         16,614
  Interest expense.......................................          4,355         (155)
  Distributions on mandatorily redeemable convertible
     preferred Securities................................          1,593
  Other..................................................          8,466
                                                                --------      -------        -------         ---------
        Total expenses...................................        262,566         (397)          (20)           (13,881)
                                                                --------      -------        -------         ---------
Income before income taxes...............................         36,233          290            20             (3,501)
Provision for income taxes...............................         13,769          110             8             (1,330)
                                                                --------      -------        -------         ---------
Net income...............................................       $ 22,464        $ 180        $   12            ($2,171)
                                                                ========      =======        =======         =========
Earnings per common share
    Basic                                                       $   0.31
    Diluted                                                     $   0.29

                                                                                Additional
                                                                                 Selling,
                                                                                General and
                                                                              Administrative,
                                                                               Depreciation
                                                                                   and
                                                                               Amortization
                                                                                 Expenses         Restated
                                                                                 --------         --------
Revenues:
  Rentals...............................................................                          $104,995
  Parts, service and used equipment.....................................                            67,658
  Compressor fabrication................................................                            55,571
  Production and processing equipment fabrication.......................                            50,363
  Equity in income of non-consolidated affiliates.......................                             1,688
  Other.................................................................                             1,035
                                                                                  -------         --------
        Total revenues..................................................                           281,310
                                                                                  -------         --------
Expenses:
  Rentals...............................................................                            35,390
  Parts, service and used equipment.....................................                            47,835
 Compressor fabrication................................................                             45,655
  Production and processing equipment fabrication.......................                            39,831
  Selling, general and administrative...................................          $   506           24,212
  Depreciation and amortization.........................................              520           25,498
  Lease expense.........................................................                            16,614
  Interest expense......................................................                             4,200
  Distributions on mandatorily redeemable convertible preferred
     Securities.........................................................                             1,593
  Other.................................................................                             8,466
                                                                                  -------         --------
        Total expenses..................................................            1,026          249,294
                                                                                  -------         --------
Income before income taxes..............................................           (1,026)          32,016
Provision for income taxes..............................................             (389)          12,168
                                                                                  -------         --------
Net income..............................................................            ($637)        $ 19,848
                                                                                  =======         ========
Earnings per common share
    Basic                                                                                         $   0.27
    Diluted                                                                                       $   0.26

                  For the Three Months Ended September 30, 2000
                  ---------------------------------------------


                                                                                             Cawthorne
                                                                                              Channel      Acquisition
                                                                                            Project in         of
                                                                                             Nigeria /     Compressors
                                                                                              Hampton          In
                                                                                            Roads Joint   Non-Monetary
                                                                                As Filed      Venture        Exchange    Restated
                                                                                --------      -------        --------    --------
Revenues:
  Rentals ................................................................      $ 66,309                                  66,309
  Parts, service and used equipment ......................................        28,743                                  28,743
  Compressor fabrication .................................................        30,975       ($4,547)                   26,428
  Production and processing equipment fabrication ........................        32,759        (7,125)                   25,634
  Equity in income of non-consolidated affiliates ........................           455                                     455
  Other ..................................................................         3,340                      ($1,949)     1,391
                                                                                --------      --------       --------   --------
    Total revenues .......................................................       162,581       (11,672)        (1,949)   148,960
                                                                                --------      --------       --------   --------
 Expenses:
  Rentals ................................................................        23,263                                  23,263
  Parts, service and used equipment ......................................        17,951                                  17,951
  Compressor fabrication .................................................        26,208        (3,753)                   22,455
  Production and processing equipment fabrication ........................        25,520        (4,974)                   20,546
  Selling, general and administrative ....................................        14,467                                  14,467
  Depreciation and amortization ..........................................        14,179                                  14,179
  Lease expense ..........................................................        11,460                                  11,460
  Interest expense .......................................................         2,925           (94)                    2,831
  Distributions on mandatorily redeemable convertible preferred
   Securities ............................................................         1,593                                   1,593
  Other ..................................................................
                                                                                --------      --------       --------   --------
    Total expenses .......................................................       137,566        (8,821)                  128,745
                                                                                --------      --------       --------   --------
Income before income taxes ...............................................        25,015        (2,851)        (1,949)    20,215
Provision for income taxes ...............................................         9,605        (1,061)          (724)     7,820
                                                                                --------      --------       --------   --------
Net income ...............................................................      $ 15,410      $ (1,790)      ($ 1,225)  $ 12,395
                                                                                -=======      ========       ========   ========
Earnings per common share
       Basic                                                                    $   0.24                                $   0.19
       Diluted                                                                  $   0.23                                $   0.18

                  For the Nine Months Ended September 30, 2001
                  --------------------------------------------

                                                                               Cawthorne      Acquisition
                                                                                Channel           of
                                                                               Project in     Compressors
                                                                                Nigeria /         In        Compressor   Sale of
                                                                              Hampton Roads   Non-Monetary     Sale      Turbine
                                                                   As Filed   Joint Venture     Exchange   Transaction   Engine
                                                                  ----------  -------------     --------   -----------   ------
Revenues:
  Rentals.................................................        $ 275,120
  Parts, service and used equipment.......................          189,063                                $    12,004  ($33,050)
  Compressor fabrication..................................          168,168         ($107)
  Production and processing equipment fabrication.........          139,296        (3,536)
  Gain on change in interest in non-consolidated
    affiliate.............................................            3,751
  Other...................................................            6,243                                                 (432)
                                                                  ---------    ----------       ---------- -----------  --------
    Total revenues........................................          781,641        (3,643)                      12,004   (33,482)
                                                                  ---------    ----------       ---------- -----------  --------
 Expenses:
  Rentals.................................................           92,663
  Parts, service and used equipment.......................          132,126                                      7,954   (28,202)
  Compressor fabrication..................................          140,915          (271)
  Production and processing equipment fabrication.........          110,277        (2,468)
  Selling, general and administrative.....................           66,341           263
  Depreciation and amortization...........................           60,926                           ($60)
  Lease expense...........................................           47,541
  Interest expense........................................           10,318           (63)
  Distributions on mandatorily redeemable convertible
preferred
   Securities.............................................            4,780
  Other...................................................           11,473
                                                                  ---------    ----------       ---------- -----------  --------
    Total expenses........................................          677,360        (2,539)             (60)      7,954   (28,202)
                                                                  ---------    ----------       ---------- -----------  --------
Income before income taxes................................          104,281        (1,104)              60       4,050    (5,280)
Provision for income taxes................................           39,620          (420)              23       1,539    (2,006)
                                                                  ---------    ----------       ---------- -----------  --------
Net income before cumulative effect of accounting
   change.................................................           64,661          (684)              37       2,511    (3,274)
   Cumulative effect of accounting change, net
     income tax...........................................             (164)
                                                                  ---------    ----------       ---------- -----------  --------
Net income................................................        $  64,497         ($684)      $       37 $     2,511   ($3,274)
                                                                  =========    ==========       ========== ===========  ========
Earnings per common share
       Basic                                                      $    0.92
       Diluted                                                    $    0.86

                                                          Additional
                                                            Selling,
                                                          General and
                                                        Administrative,
                                                         Depreciation
                                                             and
                                                          Amortization
                                                           Expenses          Restated
                                                          ----------        ----------
Revenues:
  Rentals................................................                   $  275,120
  Parts, service and used equipment......................                      168,017
  Compressor fabrication.................................                      168,061
  Production and processing equipment fabrication........                      135,760
  Gain on change in interest in non-consolidated
    affiliate............................................                        3,751
  Other..................................................                        5,811
                                                            --------        ----------
    Total revenues.......................................                      756,520
                                                            --------        ----------
 Expenses:
  Rentals................................................                       92,663
  Parts, service and used equipment......................                      111,878
  Compressor fabrication.................................                      140,644
  Production and processing equipment fabrication........                      107,809
  Selling, general and administrative....................      1,989            68,593
  Depreciation and amortization..........................      1,616            62,482
  Lease expense..........................................                       47,541
  Interest expense.......................................                       10,255
  Distributions on mandatorily redeemable convertible
preferred
   Securities............................................                        4,780
  Other..................................................                       11,473
                                                            --------        ----------
    Total expenses.......................................     (3,605)          658,118
                                                                            ----------
Income before income taxes...............................     (3,605)           98,402
Provision for income taxes...............................     (1,369)           37,387
                                                            --------        ----------
Net income before cumulative effect of accounting
   change................................................     (2,236)           61,015
   Cumulative effect of accounting change, net
     income tax..........................................                         (164)
                                                            --------        ----------
Net income...............................................    ($2,236)       $   60,851
                                                            ========        ==========
Earnings per common share
       Basic                                                                $     0.87
       Diluted                                                              $     0.81

                 For the Nine Months Ended September 30, 2000
                 --------------------------------------------

                                                                                           Cawthorne
                                                                                            Channel      Acquisition
                                                                                          Project in         of
                                                                                           Nigeria /     Compressors
                                                                                            Hampton          In
                                                                                          Roads Joint   Non-Monetary
                                                                              As Filed      Venture       Exchange      Restated
                                                                              --------      -------       --------      --------
Revenues:
  Rentals..................................................................    $180,210                                  $180,210
  Parts, service and used equipment........................................      64,293                                    64,293
  Compressor fabrication...................................................      60,146       ($4,547)                     55,599
  Production and processing equipment fabrication..........................      53,870        (7,125)                     46,745
  Equity in income of non-consolidated affiliates..........................       1,953                                     1,953
  Other....................................................................       9,750                     ($1,949)        7,801
                                                                               --------      --------     ---------      --------
    Total revenues.........................................................     370,222       (11,672)       (1,949)      356,601
                                                                               --------      --------     ---------      --------
 Expenses:
  Rentals..................................................................      62,104                                    62,104
  Parts, service and used equipment........................................      42,202                                    42,202
  Compressor fabrication...................................................      50,082        (3,753)                     46,329
  Production and processing equipment fabrication..........................      41,938        (4,974)                     36,964
  Selling, general and administrative......................................      34,481                                    34,481
  Depreciation and amortization............................................      36,830                                    36,830
  Lease expense............................................................      29,596                                    29,596
  Interest expense.........................................................       5,560           (94)                      5,466
  Distributions on mandatorily redeemable convertible preferred
   Securities..............................................................       4,776                                     4,776
  Other
                                                                               --------      --------     ----------     --------
    Total expenses.........................................................     307,569        (8,821)                    298,748
                                                                               --------      --------     ----------     --------
Income before income taxes.................................................      62,653        (2,851)        (1,949)      57,853
Provision for income taxes.................................................      23,305        (1,061)          (724)      21,520
                                                                               --------      --------     ----------     --------
Net income.................................................................    $ 39,348      $ (1,790)       ($1,225)    $ 36,333
                                                                               ========      ========     ==========     ========
Earnings per common share
       Basic...............................................................    $   0.65                                  $   0.60
       Diluted.............................................................    $   0.61                                  $   0.56

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

  The Company is constructing the equipment to be used in the gas compression and processing project with Shell under the turn-key construction contract with Hampton Roads and had accounted for this activity under the percentage of completion method of accounting. Based upon the evaluation of new information related to these transactions, the Company determined that it should not have recognized revenue for this activity during these periods. The restatement treats the project as if the Company had owned 100% of the project since inception by reversing revenue and related costs recognized under the percentage of completion method.

  In February 2002, the Company purchased the 75% interest in Hampton Roads that it did not own. The Company now owns 100% of the venture and will recognize the rental revenues pursuant to its contract with Global once startup begins.

Acquisition of Compressors In Non-Monetary Exchange
---------------------------------------------------

   In the third quarter of 2000, the Company entered into an acquisition of two compressors in a non-monetary exchange transaction with an independent oil and gas producer. In the transaction, the Company acquired the two compressors in exchange for certain gas reservoir rights that the Company had obtained in settlement of a payment default by one of its customers. The Company accounted for the transaction as an exchange of non-monetary assets and recorded $2.2 million in revenue and pre-tax income in 2000. Based upon the evaluation of new information related to this transaction, the Company has determined that it should not have recognized a gain on this transaction. The impact for the 2001 periods above is a reduction of depreciation expense.

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

     The Company recorded $1.8 million of pre-tax income on a $16.1 million turbine sale in the second quarter of 2001 and recorded $3.1 million of pre-tax income on a $16.9 million turbine sale in the third quarter of 2001. Upon further evaluation of the transactions, the Company determined that revenue should have been recognized on these transactions at the time that collectibility of the sales price was reasonably assured. The $16.1 million turbine was ultimately sold to a project that is utilizing the turbine in a contract with the California Department of Water and Resources. The Company received payment in full on the turbine in December 2001. However, since the Company is a participant in the project financing, it will not record a profit related to the sale of that turbine.


Selling, general and administrative expenses and depreciation and amortization
------------------------------------------------------------------------------
expense
-------

     After reviewing its selling, general and administrative expenses for 2001, the Company determined that certain expenses had been understated. As a result, the Company increased these expenses by $506,000 and $1,989,000 for the three and nine month periods ended September 30, 2001, respectively. Additionally, the Company understated depreciation and amortization expenses for the corresponding periods by $520,000 and 1,616,000, respectively.

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


RESULTS OF OPERATIONS

The following discussion has been updated to reflect the restated results of operations, see Note 14 in "Notes to Consolidated Financial Statements" for details regarding the restatement.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     The Company's total revenues increased by $132.3 million, or 89%, to $281.3 million during the three months ended September 30, 2001 from $149.0 million during the three months ended September 30, 2000. The increase in revenues resulted from growth in revenues and horsepower from the Company's natural gas compressor rental fleet, organic growth in the

Company's outsourcing businesses, which now include compression, gas treating, process measurement and power generation as well as growth due to business acquisitions completed in 2001 and 2000.

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

     Revenue from parts, service and used equipment increased by $39.0 million, or 135% to $67.7 million during the three months ended September 30, 2001 from $28.7 million during the three months ended September 30, 2000. This increase is due in part to an increase in our marketing focus for this business segment as well as expansion of business activities through acquisitions. Revenues from compressor fabrication increased by $29.1 million, or 110%, to $55.6 million during the three months ended September 30, 2001 from $26.4 million during the three months ended September 30, 2000. This increase is due to the continued development of this product line and the acquisition of Dresser-Rand Company's compression service division beginning in September 2000. During the three months ended September 30, 2001, an aggregate of approximately 152,000 horsepower of compression equipment was fabricated compared to approximately 81,000 horsepower fabricated during the three months ended September 30, 2000.

     Revenues from production and processing equipment fabrication increased by $24.8 million, or 96%, to $50.4 million during the three months ended September 30, 2001 from $25.6 million during the three months ended September 30, 2000. The increase is due primarily to an improvement in market conditions in the process equipment business.

     Equity in earnings in subsidiaries increased $1.2 million, or 271%, to $1.7 million during the three months ended September 30, 2001, from $.5 million during the three months ended September 30, 2000. This increase is primarily due to the acquisition of POI which included interests in certain joint venture projects in South America.

EXPENSES

     Operating expenses of the rental segments increased by $12.1 million, or 52%, to $35.4 million during the three months ended September 30, 2001 from $23.3 million during the three months ended September 30, 2000. The increase resulted primarily from the corresponding 58% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was 66% during the three months ended September 30, 2001 and 65% during the three months ended September 30, 2000. The rentals gross profit percentage increase is primarily due to improved rental rates resulting from the increase in market demand for natural gas compression. Operating expenses of parts, service and used equipment increased by $29.9 million, or 166% to $47.8 million, which relates to the 135% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 29% during the three months ended September 30, 2001 from 38% during the three months ended September 30, 2000. The gross margin in parts, service and used equipment was decreased by approximately 3% by a low margin installation project in Venezuela, which should be completed in the fourth quarter. Operating expenses of compressor fabrication increased by $23.2 million, or 103%, to $45.7 million during the three months ended September 30, 2001 from $22.5 million during the three months ended September 30, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 18% during the three months ended September 30, 2001 and 15% during the three months ended September 30, 2000. The increase in gross profit margin for compression fabrication was attributable to operating efficiencies realized on certain projects completed during the quarter which may not be achievable in future periods. The operating expenses attributable to production and processing equipment fabrication increased by $19.3 million, or 94%, to $39.8 million during the three months ended September 30, 2001 from $20.5 million during the three months ended September 30, 2000. The gross profit margin attributable to production and processing equipment fabrication was 21% during the three months ended September 30, 2001 and was 20% during the three months ended September 30, 2000.

     Selling, general and administrative expenses increased $9.7 million, or 67%, to $24.2 million during the three months ended September 30, 2001 from $14.5 million during the three months ended September 30, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above, as well as acquisitions during 2001 and 2000.

     The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the three months ended September 30, 2001 increased 59% to $79.9 million from $50.3 million for the three months ended September 30, 2000. This increase was primarily due to the increase in the Company's revenues and gross profit which were explained above. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

     Depreciation and amortization increased by $11.3 million to $25.5 million during the three months ended September 30, 2001 compared to $14.2 million during the three months ended September 30, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in August 2000 and in August of 2001. In addition, the increase in depreciation expense was partially offset by the change in the depreciable lives of certain types of compression equipment. Prior to July 1, 2001, compression equipment in the rental fleet was depreciated using the straight-line method over an estimated useful life that ranged from 4 to 25 years. Effective July 1, 2001, the Company changed its estimate of the useful life of certain compression equipment from 15 to 30 years. The effect of this change in estimate on the quarter ended September 30, 2001 was a decrease in depreciation expense of approximately $1.5 million and an increase in net income of approximately $0.9 million ($0.01 per share). The Company anticipates this change in estimated useful life will reduce future depreciation expense, based on the Company's current depreciable assets, by approximately $3 million per quarter. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2001 and 2000.

     The Company incurred leasing expense of $16.6 million, during the three months ended September 30, 2001 compared to $11.5 million during the three months ended September 30, 2000. The increase of $5.1 million resulted from the additional equipment leases entered into in 2001 and 2000.

     Interest expense increased by $1.4 million to $4.2 million during the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000. The increase in interest expense is due to higher levels of outstanding debt which was partially offset by lower interest rates.

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

INCOME TAXES

     The provision for income taxes increased by $4.4 million, or 56%, to $12.2 million during the three months ended September 30, 2001 from $7.8 million during the three months ended September 30, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rate during the three months ended September 30, 2001 and 2000 was 38%.

NET INCOME

     Net income increased $7.4 million, or 60%, to $19.8 million during the three months ended September 30, 2001 from $12.4 million during the three months ended September 30, 2000 due to the increase in revenues and gross profits discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     The Company's total revenues increased by $399.9 million, or 112%, to $756.5 million during the nine months ended September 30, 2001 from $356.6 million during the nine months ended September 30, 2000. The increase in revenues resulted from growth in revenues and horsepower from the Company's natural gas compressor rental fleet, organic growth in the Company's outsourcing businesses, which now include compression, gas treating, process measurement and power generation as well as growth due to business acquisitions completed in 2001 and 2000.

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

Revenue from parts, service and used equipment increased by $103.7 million, or 161% to $168.0 million during the nine months ended September 30, 2001 from $64.3 million during the nine months ended September 30, 2000. This increase is due in part to an increase in our marketing focus for this business segment, as well as expansion of business activities through acquisitions. Revenues from compressor fabrication increased by $112.5 million, or 202%, to $168.1 million during the nine months ended September 30, 2001 from $55.6 million during the nine months ended September 30, 2000. This increase is due to the acquisition of Dresser-Rand Company's compression service division beginning September 2000. During the nine months ended September 30, 2001, an aggregate of approximately 424,000 horsepower of compression equipment was fabricated compared to approximately 246,000 horsepower fabricated during the nine months ended September 30, 2000.

     Revenues from production and processing equipment fabrication increased by $89.1 million, or 190%, to $135.8 million during the nine months ended September 30, 2001 from $46.7 million during the nine months ended September 30, 2000. The increase is due primarily to the acquisition of APSI during June 2000 and an improvement in market conditions in the process equipment business compared to conditions which existed in the prior year.

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

Operating expenses of parts, service and used equipment increased by $69.7 million, or 165% to $111.9 million, which relates to the 161% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 33% during the nine months ended September 30, 2001 compared to 34% during the nine months ended September 30, 2000. The gross margin in parts, service and used equipment was decreased by approximately 1% by a low margin installation project in Venezuela which should be completed in the fourth quarter. Operating expenses of compressor fabrication increased by $94.3 million, or 204%, to $140.6 million during the nine months ended September 30, 2001 from $46.3 million during the nine months ended September 30, 2000 commensurate with the corresponding increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 16% during the nine months ended September 30, 2001 and 17% during the nine months ended September 30, 2000. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company, which has lower gross margins than the Company has historically experienced. The operating expenses attributable to production and processing equipment fabrication increased by $70.8 million, or 192%, to $107.8 million during the nine months ended September 30, 2001 from $37.0 million during the nine months ended September 30, 2000. The gross profit margin attributable to production and processing equipment fabrication was 21% during the nine months ended September 30, 2001 and 21% during the nine months ended September 30, 2000.

     Selling, general and administrative expenses increased $34.1 million, or 99%, to $68.6 million during the nine months ended September 30, 2001 from $34.5 million during the nine months ended September 30, 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in the Company's business segments as described above as well as acquisitions during 2001 and 2000.

     The Company believes that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDA) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a primary determinant of borrowing capacity. EBITDA for the nine months ended September 30, 2001 increased 66% to $223.5 million from $134.5 million for the nine months ended September 30, 2000 primarily due to the increase in the Company's rental revenue for reasons previously discussed. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

Depreciation and amortization increased by $25.7 million to $62.5 million during the nine months ended September 30, 2001 compared to $36.8 million during the nine months ended September 30, 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by the sale of compressor equipment in the equipment leases in March, August and October 2000 and in August 2001. The increase in amortization was due to the goodwill recorded from business acquisitions completed during 2001 and 2000. Effective July 1, 2001, the Company changed its estimate of the useful life of certain compression equipment from 15 to 30 years. The effect of this change in estimate on the nine months ended September 30, 2001 was a decrease in depreciation expense of approximately $1.5 million and an increase in net income of approximately $0.9 million ($0.01 per share). The Company anticipates this change in estimated useful life will reduce future depreciation expense, based on the Company's current depreciable assets, by approximately $3 million per quarter.

     The Company incurred leasing expense of $47.5 million during the nine months ended September 30, 2001 compared to $29.6 million during the nine months ended September 30, 2000. The increase of $17.9 million resulted from the additional equipment leases entered into in 2000 and 2001.

     Interest expense increased by $4.8 million to $10.3 million during the nine months ended September 30, 2001 from $5.5 million for the nine months ended September 30, 2000. The increase in interest expense is due to higher levels of outstanding debt which was partially offset by lower interest rate.

     Other expenses during the nine months ended September 30, 2001 was $11.5 million, which included a $2.8 million bridge loan commitment fee associated with Hanover's recent acquisition of POI and $8.7 million from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see note 9 to Consolidated Financial Statements).

INCOME TAXES

     The provision for income taxes increased by $15.9 million, or 74%, to $37.4 million during the nine months ended September 30, 2001 from $21.5 million during the nine months ended September 30, 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during the nine months ended September 30, 2001 and 2000 were 38% and 37%, respectively. The increase in the average effective income tax rate is due primarily to increased income in foreign tax jurisdictions.

NET INCOME

     Net income increased $24.6 million, or 67%, to $60.9 million during the nine months ended September 30, 2001 from $36.3 million during the nine months ended September 30, 2000 due to the increase in revenues and gross profits discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance amounted to $22.3 million at September 30, 2001 compared to $45.5 million at December 31, 2000. Primary sources of cash during the nine months ended September 30, 2001 were net proceeds of $185.3 million from the issuance of 4.75% Convertible Senior Notes due 2008, $83.9 million through a public offering of 2,500,000 shares of common stock by the Company, $550 million from two sale-leaseback transactions and operating cash flows of $42.0 million. Principal uses of cash during the nine months ended September 30, 2001 were capital expenditures and business acquisitions of $662.4 million, the net repayment of the revolving credit facility of $17.5 million and $200.0 million to exercise an equipment purchase option under an existing operating lease.

     Working capital increased to $425.2 million at September 30, 2001 from $285.4 million at December 31, 2000, primarily as a result of increases in accounts receivables, inventories, costs in excess of billings and other current assets. The increase in the balances is due to an increased level of activity in the Company's lines of business over 2000 as well as from acquisitions. These increases were partially offset by an increase in current liabilities.

The amounts invested in property, plant and equipment during 2001 was $484.8 million which resulted in the addition of approximately 1,336,000 horsepower to the rental fleet. At September 30, 2001, the rental fleet consisted of 2,740,000 horsepower domestically and 747,000 in the international rental fleet. Current plans are to spend approximately $75 to $90 million during the remainder of 2001, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, sale lease-back transactions and raising additional equity and issuing long term debt. As of September 30, 2001 the Company has approximately $94.5 million of credit capacity remaining on its $200 million Revolving credit facility (4.6% rate at September 30, 2001).

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

     The Company is a party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (in thousands):

                      Company Pays                    Fair Value of the Swap
   Maturity Date       Fixed Rate    Notional Amount   at September 30, 2001
   -------------       ----------    ---------------   ---------------------
       7/20/2003          5.5100%        $ 75,000              $(3,320)
       7/20/2003          5.5600%        $125,000              $(5,657)
       3/11/2005          5.2550%        $100,000              $(4,078)
       3/11/2005          5.2725%        $100,000              $(4,120)
      10/26/2005          5.3975%        $100,000              $(4,894)

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

Part II.  Other Information

Item 6:  Exhibits and reports on Form 8-K

(a)   Exhibits

Exhibit
-------

  Number                            Description
  ------                            -----------

10.64 Lease dated as of August 31, 2001 between Hanover Equipment Trust 2001A and the Hanover Compression Limited Partnership (2)[10.64]

10.65 Guarantee dated as of August 31, 2001 and made by Hanover Compressor Company, Hanover Compression Limited Partnership and certain subsidiaries (2)[10.65]

10.66 Participation Agreement dated as of August 31, 2001 among the Hanover Compression Limited Partnership, the Hanover Equipment Trust 2001A and General Electric Capital Corporation (2)[10.66]

10.67 Security Agreement dated as of August 31, 2001 made by the Hanover Equipment Trust 2001A in favor Wilmington Trust FSB as agent
          (2)[10.67]

10.68 Assignment of Leases, Rents and Guarantee from Hanover Equipment Trust 2001A to Wilmington Trust FSB dated as of August 31, 2001 (2)[10.68]

10.69 Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among Hanover Equipment Trust 2001A, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee (2)[10.69]

10.70 Lease dated as of August 31, 2001 between Hanover Equipment Trust 2001B and the Hanover Compression Limited Partnership (2)[10.70]

10.71 Guarantee dated as of August 31, 2001 and made by Hanover Compressor Company, Hanover Compression Limited Partnership. and certain subsidiaries (2)[10.71]

10.72 Participation Agreement dated as of August 31, 2001 among the Hanover Compression Limited Partnership, the Hanover Equipment Trust 2001B and General Electric Capital Corporation (2)[10.72]

10.73 Security Agreement dated as of August 31, 2001 made by the Hanover Equipment Trust 2001B in favor Wilmington Trust FSB as agent
          (2)[10.73]

10.74 Assignment of Leases, Rents and Guarantee from Hanover Equipment Trust 2001B to Wilmington Trust FSB dated as of August 31, 2001 (2)[10.74]

10.75 Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among Hanover Equipment Trust 2001B, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee (2)[10.75]

10.76 Amendment dated as of August 31, 2001 to Purchase Agreement among Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression Limited Partnership (1) [99.3]

10.77 Most Favored Supplier and Alliance Agreement dated August 31, 2001 among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership (1) [99.4]

10.78 Lock-Up, Standstill and Registration Rights Agreement dated as of August 31, 2001 by and among Schlumberger Technology Corporation, Camco International, Inc., Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A. Operational Services, Inc. and Hanover Compressor Company (1) [99.5]


(1) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 2001, under the exhibit number indicated in brackets [_], and is incorporated by reference.

*  Filed herewith.

(2) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the third quarter of 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

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

/s/ Michael J. McGhan
---------------------

Michael J. McGhan
President and Chief Executive Officer

Date: April 15, 2002
By:

/s/ John E. Jackson
-------------------

John E. Jackson
Chief Financial Officer