Form 10-K
period 2001-12-31
HANOVER COMPRESSOR CO /
filed 2002-04-16
CIK 909413

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------

                                   Form 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For fiscal year ended December 31, 2001
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from       to     .

                          Commission File No. 1-3071

                          Hanover Compressor Company
            (Exact name of registrant as specified in its charter)

                      Delaware                 76-0625124
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock of the registrant held by nonaffiliates as of April 5, 2002: $1,122,422,000. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

   Number of shares of the Common Stock of the registrant outstanding as of April 5, 2002: 79,220,366 shares.

                      Documents Incorporated by Reference

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002 (to be filed on or before April 30, 2002) are incorporated by reference into Part III, as indicated herein.

   The Index to Exhibits is on page [40].
================================================================================

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include:

  .   the loss of market share through competition;

  .   the introduction of competing technologies by other companies;

  . a prolonged substantial reduction in oil and gas prices which would cause a decline in the demand for our compression and oil and gas production equipment;

  . new governmental safety, health and environmental regulations which could require us to make significant capital expenditures;

  .   our inability to successfully integrate acquired businesses; and

  . changes in economic or political conditions in the countries in which the Company operates.

   The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.  Business

General

   Hanover Compressor Company is a global market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for contract natural gas handling applications. We provide this equipment on a rental, contract compression, maintenance and acquisition leaseback basis to natural gas production, processing and transportation companies that are increasingly seeking outsourcing solutions. Founded in 1990 and a public company since 1997, our customers include premier independent and major producers and distributors. In conjunction with our maintenance business, we have developed our parts and service business to provide solutions to customers that own their own compression equipment, but want to outsource their operations. Our compression services are complemented by our compressor and oil and gas production equipment fabrication operations and gas processing and treating, gas measurement and power generation services, which broaden our customer relationships both domestically and internationally.

   As of December 31, 2001, we operated a fleet of 7,066 compression rental units with an aggregate capacity of approximately 3,477,000 horsepower (excluding 89,000 in noncompression horsepower). We believe that we are currently the largest natural gas compression company in the United States on the basis of aggregate rental horsepower with 6,332 rental units having an aggregate capacity of approximately 2,696,000 horsepower at December 31, 2001. Internationally, we estimate that we are one of the largest providers of compression services in the rapidly growing Latin American and Canadian markets, operating 734 units with approximately 781,000 horsepower at December 31, 2001.

   Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of natural gas. Our decentralized operating structure, technically experienced personnel and high quality compressor fleet allow us to successfully provide reliable and timely customer service. As a result, we have experienced substantial growth over the past five years and have developed and maintained a number of long-term customer relationships. This has enabled us to maintain an average horsepower utilization rate of approximately 93% from 1997 to 2001, compared to industry rates which we believe to have been 80% to 85% for this period.

   We compete primarily in the market for transportable natural gas compression units of up to 4,450 horsepower. This market for rental compression has experienced significant growth over the past decade, with a compound annual growth rate of approximately 15%. We believe that the growth in the domestic gas compression market will continue due to the increased consumption of natural gas, the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, and the discovery of new reserves.

   The rental portion of the domestic gas compression market is estimated to be at least 5.2 million horsepower and account for approximately 34% of the aggregate U.S. horsepower, up from 20% in 1992. Growth of rental compression capacity in the U.S. market is primarily driven by the increasing trend toward outsourcing by energy producers and processors. We believe that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer's investment in equipment and enabling the customer to more efficiently resize compression units to meet the changing reservoir conditions. In addition, we also believe that outsourcing typically provides the customer with more timely and technically proficient service and necessary maintenance, which often reduces operating costs. Internationally, we believe similar growth opportunities for compressor rental and sales exist due to (i) increased worldwide energy consumption, (ii) implementation of international environmental and conservation laws preventing the flaring of natural gas, and
(iii) increased outsourcing by energy producers and processors.

   Substantially all of our assets and operations are owned or conducted by our wholly-owned subsidiary, Hanover Compression Limited Partnership ("HCLP"). In December 2001, HCLP and its subsidiaries completed various internal restructuring transactions pursuant to which certain of the domestic subsidiaries of HCLP were merged, directly or indirectly, with and into HCLP.

Recent Events--Acquisitions

Year Ended December 31, 2001

   In August 2001, we acquired 100% of the issued and outstanding shares of the Production Operators Corporation natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761 million in cash, Hanover common stock and indebtedness, subject to certain post-closing adjustments that to date have resulted in an increase in the purchase price to approximately $771 million due to an increase in net assets acquired. Under the terms of the definitive agreement, Schlumberger received approximately $270 million in cash (excluding the amounts paid for the increase in net assets), $150 million in a long-term subordinated note and approximately 8,708,000 Hanover common shares, or approximately 11% of the outstanding shares of Hanover common stock, which are required to be held by Schlumberger for at least three years following the closing date.

   In June 2001, we acquired the assets of J&R International for approximately $3.7 million in cash and 17,598 shares of Hanover common stock valued at $654,000.

   In June 2001, we acquired certain assets of Power Machinery, Inc. for approximately $2.6 million in cash and 108,625 shares of Hanover common stock valued at approximately $3.8 million.

   In March 2001, we purchased OEC Compression Corporation ("OEC") in an all-stock transaction for approximately $101.8 million, including the assumption and subsequent payment of approximately $64.6 million of OEC indebtedness. We issued an aggregate of approximately 1,146,000 shares of Hanover common stock to stockholders of OEC.

Year Ended December 31, 2000

   In November 2000, we purchased the common stock of Servicios TIPSA S.A. for approximately $7.8 million in cash and a $7.8 million note payable. The note payable was repaid in January 2001.

   In September 2000, we purchased the Dresser-Rand Company's compression services ("DR") division for $177.0 million, including approximately $1.2 million of acquisition costs. Under the terms of the agreement, $95.0 million of the purchase price was paid in cash with the balance paid through the issuance to Ingersoll-Rand of 2,919,681 shares of Hanover common stock. The estimated value of the stock issued was approximately $80.5 million, based upon quoted market price for our common stock reduced by a discount due to the restriction on the stock's marketability. The purchase price was subject to certain post-closing adjustments pursuant to the acquisition agreement which have resulted in a $21.4 million increase in the purchase price due to increases in the net assets acquired.

   In September 2000, we acquired the common stock of Gulf Coast Dismantling, Inc. for approximately $2.9 million in cash and 9,512 shares of the Company's treasury stock valued at $300,000.

   In July 2000, we completed our acquisition of PAMCO Services International's natural gas compressor assets for approximately $45.2 million in cash and a $12.9 million note payable which was repaid. In connection with the acquisition, we agreed to purchase under normal business terms specified levels of equipment over a three-year period beginning October 2000.

   In June 2000, we purchased common stock of Applied Process Solutions, Inc. ("APSI") for 2,303,294 shares of Hanover common stock and assumed of $16.0 million of APSI's outstanding debt. The estimated value of the stock issued was approximately $54.8 million, based upon quoted market price for our common stock reduced by a discount due to the restriction on the stock's marketability.

   In June 2000, we purchased the assets of Rino Equipment, Inc. and K&K Compression, Ltd. for approximately $15.7 million in cash and 54,810 shares of Hanover common stock valued at $2.0 million.

   In June 2000, we purchased the common stock of Compression Components Corporation for approximately $8.0 million in cash and 27,405 shares of Hanover common stock valued at $1.0 million.

   In March 2000, we purchased the common stock of Southern Maintenance Services, Inc. ("SMS") for approximately $1.5 million in cash, 46,512 shares of Hanover common stock valued at $1.0 million and $1.0 million in notes payable that mature on March 1, 2003.

  Year Ended December 31, 1999

   In August 1999, we purchased the stock of Victoria Compression Services, Inc., Contract Engineering and Operating, Inc. and Unit Partners, Inc. for approximately $16.8 million in cash, 183,700 shares of Hanover common stock valued at $3.3 million and notes payable of approximately $452,000.

   In July 1999, we purchased preferred stock and a purchase option for the common stock of CDI Holdings, Inc. and its subsidiary Compressor Dynamics, Inc. ("CDI"). In August 1999, we exercised our option to purchase CDI. The total cost for CDI was approximately $18.5 million in cash.

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

   In addition to such wellhead and gas field gathering activities, natural gas compressors are utilized in a number of other applications, all of which are intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compressors are used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be removed and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compression equipment is applied to allow the gas to continue to flow in the pipeline to its destination. Additionally, compressors are utilized to re-inject associated gas to lift liquid hydrocarbons artificially which increases the rate of crude oil production from oil and gas wells. Furthermore, compression enables gas to be stored in underground storage reservoirs for subsequent extraction during periods of peak demand. Finally, compressors are often utilized in combination with oil and gas production equipment to process and refine oil and gas into higher value added and more marketable energy sources.

   Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or change their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of the equipment, a dedicated local parts inventory, a diversified fleet of natural gas compressors and a highly trained staff of field service personnel are necessary to perform such functions in the most economic manner. These requirements, however, have typically proven to be an extremely inefficient use of capital and manpower for independent natural gas producers and have caused such firms, as well as natural gas processors and transporters, to increasingly outsource their non-core compression activities to specialists such as the Company.

   The advent of rental and contract compression roughly 40 years ago made it possible for natural gas producers, transporters and processors to improve the efficiency and financial performance of their operations. Compressors leased from specialists generally have a higher rate of mechanical reliability and typically generate greater productivity than those owned by oil and gas operators. Furthermore, because compression needs of a well change over time, outsourcing of compression equipment enables an oil and gas producer better match variable compression requirements to the production needs throughout the life of the well. Also, certain major domestic oil companies are seeking to streamline their operations and reduce their capital expenditures and other costs. To this end, they have sold certain domestic energy reserves to independent energy producers and are outsourcing facets of their operations. We believe that such initiatives are likely to contribute to increased rental of compressor equipment.

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

  Market Conditions

   We believe that the most fundamental force driving the demand for gas compression and production equipment is the growing consumption of natural gas. As more gas is consumed, the demand for compression and production equipment increases.

   Additionally, although natural gas has historically been a more significant source of energy in the United States than in the rest of the world, we believe that aggregate foreign natural gas consumption (excluding the former Soviet Union) has recently grown. Despite significant growth in energy demand, most non-U.S. energy markets, until recently, have typically lacked the infrastructure necessary to transport natural gas to local markets, and natural gas historically has been flared at the wellhead. Given recent environmental legislation and the construction of numerous natural gas-fueled power plants built to meet international energy demand, we believe that international compression markets are experiencing growth.

   Natural gas is considered to be the "fuel of the future" because it provides the best mix of environmental soundness, economy and availability of any energy source. Rising worldwide energy demand, environmental considerations, the further development of the natural gas pipeline infrastructure and the increasing use of natural gas as a fuel source in power generation are the principal reasons for this growth.

   While gas compression and production equipment typically must be highly engineered to meet demanding and unique customer specifications, the fundamental technology of such equipment has been stable and has not been subject to significant technological change.

  Business Segments

   Our revenues and income are derived from five business segments (comprising four operating divisions): (a)domestic compression rentals; (b)international compression rentals; (c)parts, service and used equipment; (d)compressor fabrication; and (e)production and processing equipment fabrication. The domestic and international compression rentals segments have operations primarily in the United States, Canada and South America. For financial data relating to the Company's segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 22 to the Notes to the Consolidated Financial Statements.

  Compression Services and Fabrication

   We provide our customers with a full range of compressor rental, maintenance and contract compression services. As of December 31, 2001, our gas compressor fleet consisted of 7,066 units, ranging from 24 to 4,450 horsepower per unit. The size, type and geographic diversity of this rental fleet enable us to provide our customers with a range of compression units that can serve a wide variety of applications and to select the correct equipment for the job, rather than trying to "fit" the job to its fleet of equipment.

   The size and horsepower of our compressor rental fleet owned or operated under lease on December 31, 2001 is summarized in the following table.

                                        Number
                                          of   Aggregate     % of
           Range of Horsepower per Unit Units  Horsepower Horsepower
           ---------------------------- ------ ---------- ----------
                                               (in thousands)
                   0-100............... 2,103      151        4.3%
                   101-200............. 1,405      216        6.2%
                   201-500............. 1,209      299        8.6%
                   501-800.............   656      419       12.1%
                   801-1,100...........   504      498       14.3%
                   1,101-1,500.........   920    1,326       38.1%
                   1,501-2,500.........   196      336        9.7%
                   2,501-4,450.........    73      232        6.7%
                                        -----    -----      -----
                      Total............ 7,066    3,477      100.0%
                                        =====    =====      =====

   We base our gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of the contract, and the inclusion of any other services desired, such as installation, transportation and the degree of daily operation. Substantially all of our units are operated pursuant to "contract compression" or "rental with full maintenance" contracts under which we perform all maintenance and repairs on such units while under contract. In the United States onshore market, compression rental fleet units are generally leased under contract with minimum terms of six months to two years, which convert to month-to-month at the end of the stipulated minimum period. Historically, the majority of our customers have extended the length of their contracts, on a month-to-month basis, well beyond the initial term. Typically, our compression rental units utilized in offshore and international applications carry substantially longer lease terms than those for onshore domestic applications.

   An essential element of our success is our ability to provide compression services to customers with contractually committed compressor run-times of between 95% and 98%. Historically, our incidence of failing to meet run-time commitments (the penalty for which is paid in credits to the customers account) has been insignificant, due largely to our rigorous preventive maintenance program and extensive field service network which permits us to promptly address maintenance requirements. Our rental compressor maintenance activities are conducted by approximately 2,300 experienced and factory-trained maintenance personnel both at these facilities and in the field. Such maintenance facilities are situated in close proximity to actual rental fleet deployment to permit superior service response times.

   All rental fleet units are serviced at manufacturers' recommended maintenance intervals, modified as required by the peculiar characteristics of each individual job and the actual operating experience of each compressor unit. Prior to the conclusion of any rental job, our field management evaluate the condition of the equipment and, where practical, corrects any problems before the equipment is shipped out from the job site. Although natural gas compressors generally do not suffer significant technological obsolescence, they do require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes alignment, compression checks, and other parametric checks which indicate a change in the condition of the equipment. In addition, oil and wear-particle analysis is performed on all units prior to their redeployment at specific compression rental jobs. Overhauls are done on a condition-based interval instead of a time-based schedule. In our experience, these rigorous procedures maximize component life and unit availability and minimize avoidable downtime. Typically, we overhaul each rental compressor unit for general refurbishment every 36 to 48 months and anticipate performing a comprehensive overhaul of each rental compressor unit every 60 to 72 months. This maintenance program has provided us with a highly reliable fleet of compressors in excellent condition.

   Our field service mechanics provide all operating and maintenance services for our compression units leased on a contract compression or full maintenance basis and are on-call 24 hours a day. These field personnel receive regular mechanical and safety training both from our staff and our vendors. Each of our field mechanics is responsible for specific compressor unit installations and has at his or her disposal a dedicated local parts inventory. Additionally, each field mechanic operates from a fully-equipped service vehicle. Each mechanic's field service vehicle is radio or cellular telephone equipped which allows that individual to be our primary contact with the customer's field operations staff and to be contacted at either his or her residence or mobile phone 24 hours a day. Accordingly, our field service mechanics are given the responsibility to promptly respond to customer service needs as they arise based on the mechanic's trained judgment and field expertise.

   We believe our competitive position has benefitted from the fact that our sales and field service organizations enjoy managerial parity within the company, enabling these two vital organizations to work together in a highly coordinated fashion in order to deliver maximum customer service, responsiveness and reliability. The foundation for our successful field operations effort is the experience and responsiveness of our over 2,300 member compressor rental field service and shop staff of factory-trained and field-tested compressor mechanics. Our field service mechanics are coordinated and supported by regional operations managers who have supervisory responsibility for specific geographic areas.

   Our compressor fabrication operations, doing business as Hanover Maintech, Hanover-Davis, Hanover Dresser-Rand, and Production Operators Corporation design, engineer and assemble compression units for sale to third parties as well as for placement in our compressor rental fleet. As of December 31, 2001, we had a compressor unit fabrication backlog for sale to third parties of $25.3 million compared to $44.9 million as of December 31, 2000. We believe the decrease in backlog is primarily attributable to weaker market conditions related to the decrease in average wellhead natural gas prices in late 2001 and a contraction of capital spending/investing in the wake of the September 11, 2001 terrorist attacks and the Enron bankruptcy. The average wellhead natural gas price decreased to $2.51 per mcf in the fourth quarter of 2001 from $4.92 per mcf in the fourth quarter of 2000. The wellhead natural gas price averaged $4.12 per mcf in 2001 and $3.69 per mcf in 2000. Substantially all backlog is expected to be produced within a 90 to 180 day period. In general, units to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis. We acquire major components for these compressor units from third party suppliers.

  Oil and Gas Production Equipment

   Through our divisions doing business as Hanover Smith and Hanover Applied Process Solutions, Inc., we design, engineer, fabricate and either sell or occasionally rent a broad range of oil and gas production equipment designed to heat, separate, dehydrate and measure crude oil and natural gas. Our product line includes line heaters, oil and gas separators, glycol dehydration units and skid-mounted production packages designed for both onshore and offshore production facilities. We generally maintain standard product inventories in excess of $5 million and are therefore able to meet most customers' rapid response requirements and minimize customer downtime. As of December 31, 2001, we had a production equipment fabrication backlog of $38.9 million compared to $47.1 million as of December 31, 2000. We believe that the decrease in backlog is attributable to weaker market conditions, which have been impacted by the price of natural gas and a contraction of capital spending/investing in the in the wake of the September 11, 2001 terrorist attacks and the Enron bankruptcy. In addition, backlog has decreased due to our decision to focus on standardized products that historically deliver higher margins and are usually sold out of production stock. Substantially all backlog is expected to be produced within a 90 to 180 day period. We also purchase and reconditions used production equipment which is then sold or rented.

  Parts and Service

   We purchase and recondition used gas compression units, power generation and treating facilities and production equipment which is then sold or rented to customers. In addition, we often provide contract operations and related services for customers that prefer to own their production, gas treating, power generation or compression equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression rental, production processing equipment and power generation equipment and facilities.

   As customers look to us to provide an ever-widening array of outsourced services, we will continue to build our core business with emerging business opportunities, such as turnkey gas treatment, gas measurement and power generation sales and services.

  Market and Customers

   Our customer base consists of over 1,500 U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. Additionally, we have negotiated strategic alliances or preferred vendor relationships with key customers pursuant to which we receive preferential consideration in customer compressor and oil and gas production equipment procurement decisions in exchange for providing enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of our consolidated revenues during 2001 or 2000. POI, which we acquired in 2001 and was previously part of the gas compression business of Schlumberger, generated 49% of its revenues in 2001 from its three largest customers. On a pro forma basis these three customers would have accounted for a total of approximately 10% of our revenues in 2001.

   Our compressor leasing activities are located throughout the continental United States, internationally and in offshore operations. International locations include: Tunisia, Nigeria, Argentina, Barbados, Egypt, Equatorial Guinea, India, Venezuela, Colombia, Trinidad, Bolivia, Brazil, Mexico, Indonesia, Spain, Nigeria, United Kingdom and Canada. In addition, we have representative offices in the Netherlands, China and the Cayman Islands. As of December 31, 2001, equipment representing approximately 6.7% and 22.5% of our compression horsepower was being used in offshore and international applications, respectively.

  Sales and Marketing

   Our more than 120 salespeople report to three sales vice presidents. The sales vice presidents report to our Chief Operating Officer. Our salespeople aggressively pursue the rental and sale market for compressors and production equipment in their respective territories. Each salesperson is assigned a customer list on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. Our advertising and promotion strategy is a "concentrated" approach, tailoring specific messages into a very focused presentation methodology.

   Additionally, our salespeople coordinate with each other to effectively pursue customers who operate in multiple regions. The salespeople maintain intensive contact with our operations personnel in order to promptly respond to and satisfy customer needs. Our sales efforts concentrate on demonstrating our record of and commitment to enhancing the customer's cash flow through superior product design, fabrication, installation, customer service and after-market support.

   Upon receipt of a request for proposal or bid by a customer, we assign a team of sales, operations and engineering personnel to analyze the application and prepare a quotation, including selection of the equipment, pricing and delivery date. The quotation is then delivered to the customer, and, if we are selected as the vendor, final terms are agreed upon and a contract or purchase order is executed. Our engineering and operations personnel also often provide assistance on complex compressor applications, field operations issues or equipment modifications.

  Competition

   We believe we are currently the largest natural gas compression company in the United States on the basis of aggregate rental horsepower. However, the natural gas compression services and fabrication business is highly competitive. Overall, we experience considerable competition from companies which may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of acquisition and other opportunities and adopt more aggressive pricing policies.

   Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental units increases in a rental fleet, the number of sales, engineering, administrative and maintenance personnel required does not increase proportionately. As a result, due to economies of scale, companies such as ours with larger rental fleets typically have relatively lower operating costs and higher margins than smaller companies.

   One of the significant cost items in the compressor rental business is the amount of inventory required to service rental units. Each rental company must maintain a minimum amount of inventory to stay competitive. As the size of the rental fleet increases, the required amount of inventory does not increase in the same proportion. The larger rental fleet companies can often generate cost savings through improved purchasing power and vendor support.

   We believe that we compete effectively on the basis of price, customer service, including the availability of personnel in remote locations, flexibility in meeting customer needs and the quality and reliability of our compressors and related services. The compressor fabrication business is dominated by a few major competitors, some of which also compete with us in the compressor rental business. We believe that we are the largest compressor fabrication company in the United States.

   The production equipment business is a highly fragmented business with approximately eight substantial U.S. competitors. Although sufficient information is not available to definitively estimate our relative position in this market, we believe that we are among the top three oil and gas production equipment fabricators in the United States.

  Fabrication and Materials

   Our fabrication operations consist of fabricating compressor and production and processing equipment from components and subassemblies most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. Although our products are generally shipped within 180 days following order date, increases in raw material-costs cannot always be offset by increases in our products' sales prices. We believe that all materials and components are readily available from multiple suppliers at competitive prices.

  Government Regulation

   We are subject to various federal, state, local and foreign laws and regulations relating to the environment, health and safety, including regulations regarding air emissions, wastewater and stormwater discharges, as well as waste handling and disposal. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks, or pipelines and other regulated units, all of which may impose additional compliance obligations. Certain states have or are considering, and the federal government has recently passed, more stringent air emission controls on off-road engines. These laws and regulations may affect the costs of our operations. As with any owner of property, we are also subject to clean-up costs and liability for hazardous materials or any other toxic or hazardous substance that may exist on or under any of our properties.

   We believe that we are in substantial compliance with environmental laws and regulations and that the phasing in of recent non-road engine air emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse effect on our financial condition, results of operations or cash flows.

   Notwithstanding the foregoing, we may not be in compliance with certain environmental requirements for recently acquired facilities, in part because of our rapid growth through acquisitions. With respect to newly-acquired facilities, it is our practice to investigate environmental compliance issues and address any issues promptly. We cannot be certain, however, that all such issues are completely resolved in accordance with applicable environmental regulations prior to our taking over operations, although it is our goal to correct any deficiencies as quickly as possible.

   The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the facility or disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, and similar state laws, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We are not currently under any order requiring that we undertake or pay for any cleanup activities, nor are we aware of any current environmental claims by the government or private parties against us demanding remedial costs or alleging that the Company is liable for such costs. However, we cannot assure you that we will not receive any such claims in the future.

   The Resource Conservation and Recovery Act ("RCRA"), and regulations promulgated thereunder, govern the generation, storage, transfer and disposal of hazardous wastes. We must comply with RCRA regulations for any of our operations that involve the generation, management or disposal of hazardous wastes (such as painting activities or the use of solvents). In addition, to the extent we operate underground tanks on behalf of specific customers, such operations may be regulated under RCRA. We believe we are in substantial compliance with

RCRA and are not aware of any current claims against us alleging RCRA violations. However, we cannot be certain that we will not receive such notices of potential liability in the future.

   Stricter standards in environmental legislation that may affect us may be imposed in the future, such as more stringent air emission requirements or proposals to make hazardous wastes subject to more stringent and costly handling, disposal and clean-up requirements. While we may be able to pass on the additional costs of complying with such laws to our customers, there can be no assurance that attempts to do so will be successful. Accordingly, new laws or regulations or amendments to existing laws or regulations might require us to undertake significant capital expenditures and otherwise have a material adverse effect on our business, results of operations, cash flows and financial condition.

Foreign Operations

   We operate in many different geographic markets, some of which are outside the United States. Changes in local economic or political conditions, particularly in Venezuela, Argentina, other parts of Latin America or Canada, could have a material adverse effect on our business, results of operations and financial condition. Additional risks inherent in our international business activities include the following: (a) difficulties in managing international operations; (b) unexpected changes in regulatory requirements; (c) tariffs and other trade barriers which may restrict our ability to enter into new markets;
(d) potentially adverse tax consequences; (e) restrictions on repatriation of earnings or expropriation of property; (f) the burden of complying with foreign laws; and (g) fluctuations in currency exchange rates and the value of the U.S. dollar.

   As part of our acquisition of the gas compression business of Schlumberger, we acquired minority interests in three joint ventures in South America. As a minority investor in these joint ventures, we will not be able to control their operations and activities, including without limitation, whether and when they distribute cash or property to their holders. For financial data relating to the Company's geographic concentrations, see Note 22 to the Notes to the Consolidated Financial Statements.

Executive Officers

   The following sets forth, as of March 30, 2002, the name, age and business experience for the last five years of each of our executive officers.

       Name               Age                    Position
       ----               ---                    --------
  Victor E. Grijalva..... 63  Chairman of the Board; Director
  Michael J. McGhan...... 47  President and Chief Executive Officer; Director
  Charles D. Erwin....... 41  Chief Operating Officer
  Joe C. Bradford........ 44  Senior Vice President--Worldwide Operations
                              Development
  John E. Jackson........ 43  Senior Vice President--Chief Financial Officer
  Robert O. Pierce....... 42  Senior Vice President--Operations--Fabrication

   Victor E. Grijalva has served as a director of the Company since February 2002 and Chairman of the Board since March 2002. Mr. Grijalva is the Chairman of Transocean Sedco Forex and the former Vice Chairman of Schlumberger Ltd. Mr. Grijalva began his career with Schlumberger in 1964 as a senior development engineer. Mr. Grijalva served as President of Wireline and Testing in North America and Executive Vice President of Oilfield Services before being appointed Vice Chairman of Schlumberger in 1998. Mr. Grijalva retired from Schlumberger on December 31, 2001 and is a member of the board of the American Petroleum Institute.

   Michael J. McGhan has served as President and Chief Executive Officer since October 1991 and has served as a director since March 1992. Mr. McGhan also serves as an officer and a director of our subsidiaries.

   Charles D. Erwin has served as Chief Operating Officer since April 2001. Prior to being named Chief Operating Officer, Mr. Erwin served as Senior Vice President--Sales and Marketing from May 2000 to April 2001 and served as a Vice President since October 1990.

   Joe C. Bradford has served as Senior Vice President--Worldwide Operations Development since May 2000. Prior to being named Senior Vice President, Mr. Bradford had served as a Vice President since March 1993.

   John E. Jackson has served as Senior Vice President--Chief Financial Officer since February 2002. Prior to joining Hanover, Mr. Jackson served as Vice President and Chief Financial Officer of Duke Energy Field Services ("DEFS" ), a $10 billion joint venture of Duke Energy and Phillips Petroleum that is one of the nation's largest producers and marketers of natural gas liquids. Mr. Jackson joined DEFS as Vice President and Controller in April 1999 and was named Chief Financial Officer in February 2001. Prior to joining DEFS, Mr. Jackson served in a variety of treasury, controller and accounting positions at Union Pacific Resources between June 1981 and April 1999, including Chief Financial Officer--Gathering, Processing & Marketing Division.

   Robert O. Pierce has served as Senior Vice
President--Operations--Fabrication since prior to being named Senior Vice President, Mr. Pierce had served as a Vice President since April 1995.

Employees

   As of December 31, 2001, we had approximately 4,800 employees, approximately 100 of whom are represented by a labor union. We believe that our relations with our employees are satisfactory.

Item 2.  Properties

   The following table describes the material facilities owned or leased by Hanover and our subsidiaries as of December 31, 2001:

                       Square
Location                Feet   Status                       Uses
--------               ------- ------                       ----
Houston, Texas........ 192,000  Owned Corporate headquarters and compressor fabrication
Yukon, Oklahoma.......  11,700  Owned Office and compressor maintenance
Pocola, Oklahoma......   8,000  Owned Office and compressor maintenance
Midland, Texas........  12,000  Owned Office and compressor maintenance
Davis, Oklahoma....... 345,000  Owned Compressor fabrication
Kilgore, Texas........  16,750  Owned Office and compressor maintenance
Columbus, Texas....... 210,000  Owned Production equipment manufacturing
Broussard, Louisiana..  35,000  Owned Office and compressor maintenance
Farmington, New Mexico  19,000  Owned Office and compressor maintenance
Broken Arrow, Oklahoma 134,570  Owned Office and compressor fabrication
Tulsa, Oklahoma.......  40,000  Owned Production equipment manufacturing
Aldridge, Walsall UK..  33,700  Owned Office and compressor maintenance
Alberta, Canada.......  78,000  Owned Office and compressor maintenance
Houston, Texas........ 137,000  Owned Office and compressor fabrication
Houston, Texas........ 190,000  Owned Compressor fabrication
Victoria, Texas.......  19,000 Leased Office and compressor maintenance
Farmington, New Mexico  18,500 Leased Office and compressor maintenance
Neuquen, Argentina....  32,900 Leased Office and compressor maintenance
El Tigre, Venezuela...  14,300 Leased Office and compressor maintenance
Patio Ocana, Venezuela  26,700 Leased Office and compressor maintenance

   Our executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and our telephone number is (281) 447-8787.

Item 3.  Legal Proceedings

   Commencing in February 2002, approximately 14 class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. In addition, commencing in February 2002, three derivative lawsuits were filed in various state and federal courts. We believe the allegations in these cases are without merit and intend to defend them cases vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition, results of operations or cash flows.

   The Fort Worth District Office of the Securities and Exchange Commission has requested Hanover to provide information relating to the matters involved in Hanover's restatement of its financial results for the year ended December 31, 2000 and the nine months ended September 30, 2001. Hanover is cooperating fully with the SEC's request. It is too soon to tell whether the outcome of this inquiry will have a material effect on the Company's results of operations or cash flows.

   We are involved in various other legal proceedings that are considered to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   Our common stock trades on the New York Stock Exchange under the symbol "HC." The following table sets forth the high and low intraday sales price for our common stock for the periods indicated.

                                          High   Low
                                         ------ ------
                          2000
                          First Quarter. $28.44 $16.91
                          Second Quarter $38.00 $22.72
                          Third Quarter. $40.69 $25.25
                          Fourth Quarter $46.06 $28.94
                          2001
                          First Quarter. $44.38 $29.25
                          Second Quarter $40.45 $29.00
                          Third Quarter. $34.00 $19.00
                          Fourth Quarter $30.40 $19.90

   As of April 5, 2002, there were 79,220,366 shares of our common stock outstanding, held by approximately 632 stockholders of record.

   We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand our business. Our $350 million credit facility with the JPMorgan Chase Bank, as agent (the "Bank Credit Agreement") limits the amount of dividends payable by us (without the lender's prior approval) on our common stock to no more than 25% of our net income for the period from December 3, 2001 until November 30, 2004. Any future determinations to pay cash dividends on the common stock will be at the discretion of the our Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors.

   Set forth below is certain information with respect to securities sold by us in 2001 which were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of the Securities Act. No underwriting discounts or commissions were paid in any of the transactions below.

 Date of Sale           Title and Amount                      Aggregate Offering Price
--------------- -------------------------------- --------------------------------------------------
April 18, 2001  108,625 shares of common stock   Issued to Power Machinery, Inc. in connection with
                                                   the Company's acquisition of Power Machinery,
                                                   Inc. assets
June 14, 2001   17,598 shares of common stock    Issued to Joe D. Jackson in connection with the
                                                   Company's acquisition of J&R International, Inc.
August 31, 2001 8,707,693 shares of common stock Issued to Schlumberger Technology Corporation in connection with the Company's acquisition of POI

Item 6.  Selected Financial Data

                     SELECTED FINANCIAL DATA (HISTORICAL)

           (Dollars and shares in thousands, except per share data)

   In the table below we have presented certain selected financial data for Hanover for each of the five years in the period ended December 31, 2001. The historical consolidated financial data has been derived from Hanover's audited consolidated financial statements. The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company.

                                                                                         Year Ended December 31,
                                                                            --------------------------------------------------
                                                                               2001      2000(1)     1999      1998     1997
                                                                            ----------  ---------- --------  -------- --------
                                                                                        (Restated)
Income Statement Data:
   Revenues:
      Rentals.............................................................. $  400,776   $254,515  $192,655  $147,609 $100,685
      Parts, service and used equipment....................................    251,816    132,203    42,518    29,538   10,808
      Compressor fabrication...............................................    223,519     90,270    52,531    67,453   49,764
      Production and processing equipment fabrication......................    184,040     79,121    28,037    37,466   37,052
      Equity in income of non-consolidated affiliates......................      9,350      3,518     1,188     1,369
      Gain on change in interest in non-consolidated affiliate.............                   864
      Other................................................................      8,708      5,590     6,291     2,916    1,084
                                                                            ----------   --------  --------  -------- --------
         Total revenues (2)................................................  1,078,209    566,081   323,220   286,351  199,393
                                                                            ----------   --------  --------  -------- --------
   Expenses:
      Rentals..............................................................    140,998     87,992    64,949    49,386   35,113
      Parts, service and used equipment....................................    172,743     89,128    27,916    21,735    6,955
      Compressor fabrication...............................................    188,122     76,754    43,663    58,144   41,584
      Production and processing equipment fabrication......................    147,824     62,684    20,833    25,781   26,375
      Selling, general and administrative..................................    100,980     54,632    33,782    26,626   21,514
      Depreciation and amortization........................................     90,560     52,882    37,337    37,154   28,439
      Leasing expense......................................................     70,435     45,484    22,090     6,173
      Interest expense.....................................................     17,540      8,685     8,786    11,716   10,728
      Foreign currency translation.........................................      6,658
      Distributions on mandatorily redeemable convertible preferred
       securities..........................................................      6,373      6,369       278
      Other ...............................................................     18,566
                                                                            ----------   --------  --------  -------- --------
         Total expenses....................................................    960,799    484,610   259,634   236,715  170,708
                                                                            ----------   --------  --------  -------- --------
Income before income taxes.................................................    117,410     81,471    63,586    49,636   28,685
Provision for income taxes.................................................     44,609     30,307    23,145    19,259   11,043
                                                                            ----------   --------  --------  -------- --------
Net income before cumulative effect of accounting change...................     72,801     51,164    40,441    30,377   17,642
   Cumulative effect of accounting change for derivative instruments, net
    of tax.................................................................       (164)
                                                                            ----------   --------  --------  -------- --------
Net income.................................................................     72,637     51,164    40,441    30,377   17,642
Other comprehensive (loss) income, net of tax:
   Change in fair value of derivative financial instruments................     (6,073)
   Foreign currency translation adjustment.................................        (27)      (146)     (463)      152
                                                                            ----------   --------  --------  -------- --------
Comprehensive income.......................................................     66,537     51,018    39,978    30,529   17,642
                                                                            ==========   ========  ========  ======== ========
Diluted net income available to common stockholders:
   Net income before cumulative effect of accounting change................ $   72,801   $ 51,164  $ 40,441  $ 30,377 $ 17,642
   Distributions on mandatorily redeemable convertible preferred
    securities, net of income tax..........................................      4,142
   Cumulative effect of accounting change for derivative instruments, net
    of tax.................................................................       (164)
                                                                            ----------   --------  --------  -------- --------
Diluted net income available to common stockholders........................ $   76,779   $ 51,164  $ 40,441  $ 30,377 $ 17,642
                                                                            ==========   ========  ========  ======== ========
Earnings per common share:
   Basic(3)................................................................ $     1.00   $   0.83  $   0.71  $   0.53 $   0.34
                                                                            ==========   ========  ========  ======== ========
   Diluted(3).............................................................. $     0.95   $   0.77  $   0.66  $   0.50 $   0.32
                                                                            ==========   ========  ========  ======== ========
Weighted average common and common equivalent shares:
   Basic(3)................................................................     72,355     61,831    57,048    56,936   51,246
                                                                            ----------   --------  --------  -------- --------
   Diluted(3)..............................................................     81,175     66,366    61,054    60,182   54,690
                                                                            ----------   --------  --------  -------- --------

                                                                            Year Ended December 31,
                                                             -----------------------------------------------------
                                                                2001        2000       1999      1998      1997
                                                             ----------  ----------  --------  --------  ---------
Other Data:
   EBITDAR(4)............................................... $  302,318  $  194,891  $132,077  $104,679  $  67,852
Cashflows provided by (used in):
   Operating activities..................................... $  154,080  $   31,658  $ 68,222  $ 31,147  $  32,219
   Investing activities.....................................   (483,583)    (69,393)  (92,114)  (14,699)  (164,490)
   Financing activities.....................................    307,259      77,589    18,218    (9,328)   129,510
Balance Sheet Data (end of period):
   Working capital.......................................... $  275,824  $  285,443  $107,966  $113,264  $  58,027
   Net property, plant and equipment........................  1,153,691     573,596   497,465   392,498    394,070
   Total assets.............................................  2,272,966   1,251,756   756,510   614,590    506,452
   Long-term debt...........................................    504,260     110,935    69,681   156,943    158,838
   Mandatorily redeemable convertible preferred securities..     86,250      86,250    86,250
   Common stockholders' equity..............................  1,043,203     632,458   367,914   315,470    287,028

--------
(1) In conjunction with a review of our joint ventures and other transactions conducted by our management and Board of Directors in early 2002, we determined that restatement was appropriate for the year ended December 31, 2000. The net effect of this restatement was as follows: (i) a decrease in revenues of $37.7 million, from $603.8 million to $566.1 million; (ii) a decrease in income before taxes of $12.0 million, from $93.5 million to $81.5 million; (iii) a decrease in net income of $7.5 million, from $58.7 million to $51.2 million; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted for the year ended December 31, 2000.

(2) We have grown as a result of internal growth and business combinations. For a description of significant business acquisitions, see Note 2 to the Notes to the Consolidated Financial Statements.

(3) In June 2000, we completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.

(4) EBITDAR consists of the sum of consolidated net income, interest expense, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income tax, and depreciation and amortization. We believe that EBITDAR is a commonly used measure of financial performance for valuing companies in the compression industry. Additionally, since EBITDAR is a basic source of funds not only for growth but to service indebtedness, lenders in the private and public debt markets use EBITDAR as a primary determinant of borrowing capacity. EBITDAR should not be considered as an alternative performance measure prescribed by generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's discussion and analysis of the results of operations and financial condition of Hanover Compressor Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

GENERAL

   Hanover Compressor Company is a leading provider of a broad array of natural gas compression, gas handling and related services in the United States and select international markets. Founded in 1990 and publicly held since 1997, we operate the largest compressor rental fleet in the United States, in terms of horsepower, in the gas compression industry and provide services on a rental, contract compression, maintenance and acquisition leaseback basis. In conjunction with our maintenance business, we have developed our parts and service business to provide solutions to customers that own their own compression equipment but want to outsource their operations. Our compression services are complemented by our compressor and oil and gas production equipment fabrication operations and gas processing and treating, gas measurement and power generation services, which broaden our customer relationships both domestically and internationally. Our products and services are essential to the production, gathering, processing, transportation and storage of natural gas and are provided primarily to independent and major producers and distributors of natural gas.

   The Company has grown through organic growth and through acquisitions. For 2002, the Company plans to reduce its capital spending and focus on completing the integration of recent acquisitions.

   In August 2001, we acquired 100% of the issued and outstanding shares of POI from Schlumberger for $761 million in cash, and Hanover common stock and indebtedness, subject to certain post-closing adjustments pursuant to the purchase agreement (the "POI Acquisition") that to date have resulted in an increase in the purchase price to approximately $771 million due to an increase in net assets acquired. Under the terms of the acquisition agreement, Schlumberger received approximately $270 million in cash (excluding the amounts paid for the increase in net assets), $150 million in a long-term subordinated note and approximately 8,708,000 Hanover common shares, or approximately 11% of the outstanding shares of Hanover common stock, which are required to be held by Schlumberger for at least three years following the closing date. The ultimate number of shares issued under the purchase agreement was determined based on the nominal value of $283 million divided by the 30 day average closing price of Hanover common stock as defined under the acquisition agreement and subject to a collar of $41.50 and $32.50. The estimated fair value of the stock issued was $212.5 million, based on the market value of the shares at the time the number of shares issued was determined reduced by an estimated 20% discount due to the restrictions on the stock's marketability. The POI Acquisition was accounted for as a purchase and is included in our financial statements commencing on September 1, 2001.

   As of December 31, 2001, we recorded approximately $67 million in goodwill related to the acquisition of POI which, in accordance with the transition provisions of SFAS 142 will not be amortized. In addition, as of December 31, 2001, we recorded $8.2 million in estimated value of identifiable intangible assets. The purchase price was subject to certain post-closing adjustments and a contingent payment of up to $58 million by us to Schlumberger based on the realization of certain tax benefits by us over the next 15 years.

   In March 2001, we purchased OEC in an all-stock transaction for approximately $101.8 million, including the assumption and payment of approximately $64.6 million of OEC indebtedness. We paid an aggregate of approximately 1,146,000 shares of Hanover common stock to stockholders of OEC. The acquisition was accounted for under the purchase method of accounting and is included in our financial statements commencing in April 2001.
   In September 2000, we acquired the compression services division of Dresser-Rand Company for $177 million in cash and common stock, subject to certain post-closing adjustments pursuant to the acquisition agreement which to date have resulted in an increase in the purchase price to approximately $199 million due to increases in net assets acquired. In July 2000, we acquired PAMCO Services International for approximately $58 million in cash and notes. In June 2000, the we acquired Applied Process Solutions, Inc. for approximately 2,303,000 newly issued shares of our common stock. These acquisitions were included in the results of operations from their respective acquisition dates.

   We completed a two-for-one stock split effected in the form of a 100% stock dividend in June 2000. Accordingly, common stock, additional paid-in capital and all earnings per share information have been restated for all periods presented.

   In addition, in early 2002 in conjunction with a review of our joint ventures and other transactions, we determined that restatement was appropriate for the year ended December 31, 2000. Accordingly, revenues, income before taxes, net income and earnings per share have been restated for the year ended December 31, 2000. See Note 20 in Notes to the Consolidated Financial Statements.

   The following table summarizes revenues, expenses and gross profit percentages for each of the our business segments (dollars in millions):

                                                              Year ended December 31,
                                                              -----------------------
                                                                2001     2000   1999
                                                              --------  ------ ------
Revenues:
   Rentals--Domestic......................................... $  269.9  $173.2 $136.5
   Rentals--International....................................    130.9    81.3   56.2
   Parts, service and used equipment.........................    251.8   132.2   42.5
   Compressor fabrication....................................    223.5    90.3   52.5
   Production and processing equipment fabrication...........    184.0    79.1   28.0
   Equity in income of non-consolidated affiliates and other.     18.1    10.0    7.5
                                                              --------  ------ ------
       Total................................................. $1,078.2  $566.1 $323.2
                                                              ========  ====== ======
Expenses:
   Rentals--Domestic......................................... $   95.2  $ 60.3 $ 46.2
   Rentals--International....................................     45.8    27.7   18.8
   Parts, service and used equipment.........................    172.7    89.1   27.9
   Compressor fabrication....................................    188.1    76.8   43.7
   Production and processing equipment fabrication...........    147.8    62.7   20.8
                                                              --------  ------ ------
       Total................................................. $  649.6  $316.6 $157.4
                                                              ========  ====== ======
Gross profit percentage:
   Rentals--Domestic.........................................    64.7%   65.2%  66.1%
   Rentals--International....................................    65.0%   66.0%  66.6%
   Parts, service and used equipment.........................    31.4%   32.6%  34.3%
   Compressor fabrication....................................    15.8%   15.0%  16.8%
   Production and processing equipment fabrication...........    19.7%   20.8%  25.7%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and accounting policies, including those related to bad debts, inventories, fixed assets, investments, intangible assets, income taxes, warranty obligations, sale and leaseback transactions, revenue recognition and contingencies and litigation.

   We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Allowances and Reserves

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of a customer deteriorated, resulting in an impairment of its ability to make payments, additional allowances may be required.

   We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required.

  Long Lived Assets and Investments

   We review for the impairment of long-lived assets, including property, plant and equipment, and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair market value and would be charged to the period in which the impairment occurred. In addition, we capitalize major improvements that we believe extend the useful life of an asset. Repairs and maintenance are expensed as incurred. Interest is capitalized during the fabrication period of compression equipment and facilities that are for use in our rental operations. The capitalized interest is recorded as part of the basis of the asset to which it relates and is amortized over the asset's estimated useful life.

   We hold minority interests in companies having operations or technology in areas that relate to our business, one of which is publicly traded and may experience volatile share prices.We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

  Tax Assets

   We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset may need to be charged to income in the period such determination is made.

  Sale and Leaseback Transactions

   Since 1998, we have entered into five sale and leaseback transactions of compression equipment with special purpose entities. Sale and leaseback transactions of compression equipment are evaluated for lease classification in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases." In accordance with generally accepted accounting principles, these special purpose entities are not included in our consolidated financial statements when the owners of the special purpose entities have made a substantial residual equity investment of at least three percent of the total capital of the entity that is at risk during the entire term of the lease. Generally accepted accounting principles requires us to:

  .   estimate the remaining life of the asset at lease inception;

  .   estimate the fair market value of the asset at lease inception;

  .   estimate the leased equipment's residual value at the end of the lease;

  .   estimate certain costs to be incurred by us in connection with the lease;

  .   estimate the present value of the lease payments under the lease; and

  . confirm that the substantial residual equity investment, of at least three percent of the total capital of the entity continues to be at risk during the entire term of the lease.

   If these estimates were materially incorrect, we could be required to include the special purpose entities and the related compression equipment and debt in our financial statements. We believe that our estimates were correct; however, if we were required to consolidate the special purpose entities as of December 31, 2001, we would add approximately $1,031 million in compressor equipment and approximately $1,140 million in debt to our balance sheet and we would reverse $109 million of the deferred gains which were recorded on our balance sheet as a result of the transactions.

   In addition, because we sold the compressors to the lessors, our depreciation expense was reduced by approximately $43 million, $31 million, and $20 million for the years ended December 31, 2001, 2000 and 1999, respectively. We also believe that these transactions had the effect of decreasing interest expense. However, we believe the decreased interest expense and the increased leasing expense are not directly comparable because the duration of our operating leases are longer than the maturity of our revolving line of credit.

   See " Leasing Transactions" in our Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on these sale and leaseback transactions.

  Revenue Recognition--Percentage of Completion Accounting

   We recognize revenue and profit for our fabrication operations as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and since the projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The average duration of these projects is four to six months. As of December 31, 2001, we had recognized $155.6 million of revenue, $103.7 million in billings and $25.6 million of gross profit based on percentage-of-completion accounting for projects which were not yet complete.

   We estimate percentage-of-completion for compressor and processing equipment fabrication on a direct labor hour-to-total labor hour basis. This requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. Production equipment fabrication percentage-of-completion is estimated using the cost-to-total cost basis. This requires us to estimate the number of total costs (labor and materials) required to complete each project.

   Since we have many fabrication projects in process at any given time, we do not believe that materially different results would be achieved if different estimates, assumptions, or conditions were used on any single project.

  Contingencies and Litigation

   In the ordinary course of business we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, we are required to record a loss during the period in which we, based on our experience, believe a contingency is likely to result in a financial loss to us.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues

   Our total revenues increased by $512.1 million, or 90%, to $1,078.2 million during the year ended December 31, 2001 from $566.1 million during 2000. The increase in revenues resulted from growth in horsepower of our natural gas compressor rental fleet, organic growth in our fabrication business and outsourcing businesses, which includes compression, gas treating, process measurement and power generation, as well as growth due to business acquisitions completed in 2001 and 2000.

   Revenues from rentals increased by $146.3 million, or 57%, to $400.8 million during 2001 from $254.5 million during 2000. Domestic revenues from rentals increased by $96.7 million, or 56%, to $269.9 million during 2001 from $173.2 million during 2000. International rental revenues increased by $ 49.6 million, or 61%, to $130.9 million during 2001 from $81.3 million during 2000. The increase in both domestic and international rental revenue resulted from expansion of our rental fleet and business acquisitions completed in 2001 and 2000. At December 31, 2001 the compressor rental fleet consisted of
approximately 3,477,000 horsepower, a   % increase over the 2,151,000
horsepower in the rental fleet at December 31, 2000. Domestically, the rental fleet increased by 955,000 horsepower, or 47%, during 2001 and internationally by 371,000 horsepower, or 48%. The increase in both domestic and international rental revenues resulted primarily from expansion of our rental fleet.

   Revenue from parts, service and used equipment increased by $119.6 million, or 90% to $251.8 million during 2001 from $132.2 million during 2000. This increase is due in part to an increase in our marketing focus for this business segment, as well as expansion of business activities through acquisitions. Approximately 46% of the increase in parts, service and used equipment revenues resulted from business acquisitions. Revenues from compressor fabrication increased by $133.2 million, or 148%, to $223.5 million during 2001 from $90.3 million during 2000. Approximately 47% of this increase is due to the acquisition of Dresser-Rand Company's compression service division in September 2000 and POI Acquisition in August 2001. During 2001, an aggregate of approximately 366,000 horsepower of compression equipment was fabricated and sold compared to approximately 166,000 horsepower fabricated and sold during 2000. In addition, 220,000 horsepower was fabricated and placed in the rental fleet during 2001 compared to 168,000 horsepower in 2000.

   Revenues from production and processing equipment fabrication increased by $104.9 million, or 133%, to $184.0 million during 2001 from $79.1 million during 2000. Of this increase 48% is due to the acquisition of APSI during June 2000 and the balance due to an improvement in market conditions in the process equipment business compared to conditions which existed in 2000.

   Equity in earnings in subsidiaries increased $5.8 million, or 166%, to $9.3 million during 2001, from $3.5 million during 2000. This increase is primarily due to our acquisition of POI, which included interests in three joint venture projects in South America. These joint ventures contributed $8.1 million in equity earnings for 2001 which was partially offset by a decrease in equity earnings from Collicutt Hanover Mechanical Services which decreased to a loss of $257,000 in 2001 from $786,000 in income in 2000.

Expenses

   Operating expenses of the rental segments increased by $53.0 million, or 60%, to $141.0 million during 2001 from $88.0 million during 2000. The increase resulted primarily from the corresponding 57% increase in revenues from rentals over the corresponding period in 2000. The gross profit percentage from rentals was approximately 65% during 2001 and 2000.

   Operating expenses of our parts, service and used equipment segment increased by $83.6 million, or 94% to $172.7 million, during 2001, compared to $89.1 million in 2000, which relates to the 90% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 31.4% during 2001 compared to 32.6% during 2000. Operating expenses of compressor fabrication increased by $111.4 million, or 145%, to $188.1 million during 2001 from $76.8 million during 2000, commensurate with the increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 15.8% during 2001 and 15% during 2000. The operating expenses attributable to production equipment fabrication increased by $85.1 million, or 136%, to $147.8 million during 2001 from $62.7 million during 2000. The gross profit margin attributable to production and processing equipment fabrication was 19.7% during 2001 and 20.8% during 2000.

   Selling, general and administrative expenses increased $ 46.3 million, or 85%, to $101.0 million during 2001 from $54.6 million during 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with business acquisitions completed during 2001 and 2000 as well as increased activity in the our business segments.

   We believe that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDAR) is a commonly used measure of financial performance and for valuing companies in the compression industry. EBITDAR is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDAR is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDAR as a primary determinant of borrowing capacity. EBITDAR for the year ended December 31, 2001 increased 55% to $302.3 million from $194.9 million for the year ended December 31, 2000 primarily due to the increase in our revenue for reasons previously discussed. EBITDAR should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

   Depreciation and amortization increased by $37.7 million, or 71%, to $90.6 million during 2001 compared to $52.9 million during 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by an approximately $12 million decrease in depreciation as a result of the sale of compression equipment into the equipment leases in March, August and October 2000 and in August 2001. The increase in amortization of approximately $6.5 million was due to additional goodwill recorded from business acquisitions completed during 2001 and 2000.

   After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a 15 year depreciable life. Our new estimated lives are based upon the different types of compressors presently in our rental fleet rather than a blanket life applied to all compressors, and more accurately reflects the economic lives of the compressors. The effect of this change in estimate on the year ended December 31, 2001 was a decrease in depreciation expense of approximately $5 million and an increase in net income of approximately $3.1 million ($0.04 per share). We anticipate this change in estimated useful life will reduce future depreciation expense, based on our current depreciable assets, by approximately $16 million per year.

   We incurred leasing expense of $70.4 million during 2001 compared to $45.5 million during 2000. The increase of $24.9 million resulted from the additional equipment leases entered into in 2001 and 2000.

   Interest expense increased by $8.8 million to $17.5 million during 2001 from $8.7 million for the 2000. The increase in interest expense is due to higher levels of outstanding debt partially offset by lower effective interest rates.

   Translation expense for the year ended December 31, 2001 was $6.7 million, primarily due to the Company's operations in Argentina and Venezuela. Due to the currency exposure in Argentina and Venezuela, the Company recorded an exchange loss during 2001 of approximately $5.2 million and $1.2 million for assets exposed to currency translation risk in these countries, respectively.

   Other expenses during 2001 was $18.6 million, which included a $2.8 million bridge loan commitment fee associated with Hanover's recent acquisition of POI, a $5.0 million write down of an investment in Aurion Technologies, Inc., a $1.0 million litigation settlement, $8.8 million from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see Note 18 in Notes to the Consolidated Financial Statements) and $1.0 million in other non-operating expenses.

Income Taxes

   The provision for income taxes increased by $14.3 million, or 47%, to $44.6 million during 2001 from $30.3 million during 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during 2001 and 2000 were 38.0% and 37.2%, respectively.

Net Income

   Net income increased $21.4 million, or 42%, to $72.6 million during 2001 from $51.2 million during 2000 due to the increase in revenues and gross profits discussed above.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

   Our total revenues increased by $242.9 million, or 75%, to $566.1 million during 2000 from $323.2 million during 1999. The increase resulted from growth of our natural gas compressor rental fleet and business acquisitions completed during 2000.

   Revenues from rentals increased by $61.8 million, or 32%, to $254.5 million during 2000 from $192.7 million during 1999. Domestic revenues from rentals increased by $36.7 million, or 27%, to $173.2 million during 2000 from $136.5 million during 1999. International revenues from rentals increased by $25.1 million, or 45%, to $81.3 million during 2000 from $56.2 million during 1999. At December 31, 2000, the compressor rental fleet consisted of approximately 2,151,000 horsepower, a 48% increase over the 1,458,000 horsepower in the rental fleet at December 31, 1999. Domestically, the rental fleet increased by 560,000 horsepower, or 47%, during 2000 and internationally by 133,000 horsepower, or 48%. The increase in both domestic and international rental revenues resulted primarily from expansion of our rental fleet.

   Revenues from parts, service and used equipment increased by $89.7 million, or 211%, to $132.2 million during 2000 from $42.5 million during 1999. This increase is due primarily to increased marketing focus and partially from expansion of business activities through recent acquisitions. Approximately 26% of the increase in parts, service and used equipment revenues resulted from business acquisitions. Revenues from compressor fabrication increased by $37.8 million, or 72%, to $90.3 million during 2000 from $52.5 million during 1999. An aggregate of 166,000 horsepower was sold during 2000. In addition, 168,000 horsepower was fabricated and placed in the rental fleet during 2000. The increase in horsepower produced during 2000 resulted from an increased demand for compression equipment due to higher natural gas prices. The average wellhead natural gas price increased from $2.19 per mcf in 1999 to $3.69 per mcf for 2000.

   Revenues from production and processing equipment fabrication increased by $51.1 million, or 182%, to $79.1 million during 2000 from $28.0 million during 1999. The increase in revenues from production equipment fabrication is due primarily to the acquisition of Applied Process Solutions Inc. in June 2000.

   Equity in earnings in subsidiaries increased by $2.3 million during 2000 to $3.5 million from $1.2 million during 1999. This increase was primarily due to our investment in Hanover Measurement Services Company, LP which was formed in September 1999. In addition, during 2000 we recorded a change in interest gain of $0.9 million resulting from a decrease in our interest due to an unconsolidated subsidiary's stock offering to third parties.

Expenses

   Operating expenses of the rentals segments increased by $23.0 million, or 35%, to $88.0 million during 2000 from $65.0 million during 1999. The increase resulted primarily from the corresponding 32% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 65% during 2000 and 66% during 1999.

   Operating expenses of our parts, service and used equipment segment increased $61.2 million, or 219%, to $89.1 million during 2000 from $27.9 million during 1999, which relates to the 211% increase in parts and service revenue. The gross profit percentage from parts, service and used equipment was 33% during 2000 and 34% during 1999. Operating expenses of compressor fabrication increased by $33.1 million, or 76%, to $76.8 million from $43.7 million during 1999. The gross profit margin on compression fabrication was 15% during 2000 and 17% during 1999. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company. Production and processing equipment fabrication operating expenses increased by $41.9 million, or 201%, during 2000 to $62.7 million from $20.8 million during 1999. The gross profit margin attributable to production and processing equipment fabrication decreased to 21% during 2000, from 26% during 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of Applied Process Solutions, Inc. in June 2000, which has lower gross margins than we had historically experienced.

   Selling, general and administrative expenses increased by $20.9 million, or 62% to $54.6 million during 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with business acquisitions completed in 2000 and the increase in operating activity in our rental business segments as described above.

   Depreciation and amortization expense increased by $15.5 million, or 42% during 2000 to $52.9 million. The increase in depreciation from the additions to the rental fleet and additional goodwill amortization of approximately $3.0 million from acquisitions was offset by an approximately $11.0 million decrease in depreciation as a result of the equipment leases entered into in June 1999 and during 2000.

   Interest expense decreased by $.1 million, or 1% during 2000 to $8.7 million. The decrease in interest expense was due in part to utilization of proceeds from the equipment leases which was used to reduce indebtedness under our credit facility and the capitalization of interest expense on assets that are under construction.

   We incurred compression equipment lease expense of $45.5 million during 2000 and $22.1 million during 1999. The increase is due to having a full year of lease expense on the equipment lease entered into in June 1999 and the new equipment leases entered into during 2000.

Income Taxes

   The provision for income taxes increased by $7.2 million, or 31%, to $30.3 million during 2000 from $23.1 million during 1999. The increase resulted primarily from the corresponding increase in income before taxes. Our effective income tax rate was approximately 37.2% during 2000 and 36.4% during 1999.

Net Income and Earnings Per Share

   Net income increased $10.8 million, or 27%, to $51.2 million for 2000 from $40.4 million in 1999 for the reasons discussed above.

LEASING TRANSACTIONS

   The sale of equipment by Hanover and its subsidiaries to special purpose entities, which leaseback the equipment to us, has a number of advantages over other sources of capital presently available to us. Specifically, we believe sale and leaseback transactions (1) enable Hanover to affordably extend the duration of its financing arrangements, (2) reduce Hanover's cost of capital and (3) provide access to a source of capital other than traditional bank financing.

   Prior to our first sale and leaseback transaction in 1998, we financed growth in compression assets by drawing down on our revolving line of credit with a commercial bank. While highly flexible and well priced, the line of credit represented a short term funding strategy to finance long-term assets. Sale and leaseback transactions can reduce refinancing risk by extending the duration of our capital commitments.

   Sale and leaseback transactions also provide capital to us at a lower cost compared to other sources presently available to us. Lenders to the special purpose entities do not require as high a rate of interest because their capital risk is mitigated by a perfected, first priority security interest in the compression equipment, as well as a residual value guarantee provided by us. This factor has the corresponding effect of reducing our lease rate relative to an unsecured borrowing rate. Based on our periodic review of capital alternatives, we believe that the cost of our rent payments in the sale and lease-back transactions historically has been 0.50% to 2.00% per annum less than the cost of debt financing alternatives available to us at the time we entered into these sale and leaseback transactions. We will continue to evaluate sale leaseback transactions as well as consider other forms of financing for cost effectiveness as future capital needs arise.

   We also believe that the sale and lease-back transactions represent a source of capital in addition to the commercial bank financing traditionally utilized by us. This diversification of our capital sources has broadened our access to capital to allow us to expand operations.

   In August 2001 and in connection with the POI Acquisition, we completed two sale and leaseback transactions involving certain compression equipment. Concurrent with these transactions, we exercised our purchase option under our July 1998 operating lease for $200 million. Under one transaction, we received $309.3 million proceeds from the sale of compression equipment. Under the second transaction, we received $257.8 million from the sale of additional compression equipment. Both transactions are recorded as a sale and leaseback of the equipment and are recorded as operating leases. Under the first transaction, the equipment was sold and leased back by us for a seven year period and will continue to be deployed by us under our normal operating procedures. The agreement calls for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $245,000. Under the second transaction, the equipment was sold and leased back by us for a ten year period and will continue to be deployed by us under our normal operating procedures. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $213,000. We have options to repurchase the equipment under the leases at fair market value. Through December 31, 2001, we incurred transaction costs of approximately $17.9 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

   In October 2000, we completed a $172.6 million sale and leaseback of compression equipment. In March 2000, we entered into a separate $200 million sale and leaseback of compression equipment. Under the March agreement, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000 and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. In June 1999 and in July 1998, we completed two other separate $200 million sale and leaseback transactions of compression equipment. Under the lease agreements, the equipment was sold and leased back by us for a five year term and will be utilized by us in our business. We have options to repurchase the equipment under the leases at fair market value. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate. We incurred an aggregate of approximately $8.1 million in transactions costs for the leases entered into in 2000, 1999 and 1998, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

   The following table summarizes the proceeds, net book value of equipment sold, deferred gain on equipment sale, the residual guarantee and the lease termination date for equipment leases (in thousands of dollars):

                                                   Residual
                          Sale   Net Book Deferred   Value        Lease
  Lease                 Proceeds  Value     Gain   Guarantee Termination Date
  -----                 -------- -------- -------- --------- ----------------
  June 1999............ $200,000 $166,356 $33,644  $166,000   June 2004
  March and August 2000  200,000  166,922  33,078  $166,000   March 2005
  October 2000.........  172,589  155,692  16,897  $142,299   October 2005
  August 2001..........  309,300  306,034   3,266  $232,000   September 2008
  August 2001..........  257,750  235,877  21,873  $175,000   September 2011

   These transactions are recorded as a sale and leaseback of the equipment and the leases are treated as operating leases. We made guarantees under the lease agreements that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of our equipment purchase options under the terms of the lease agreements. The residual value guarantees and other lease terms which are based on negotiation between Hanover and third party lessors, were supported by equipment appraisals and analysis. We believe that the market value of the equipment at the end of the lease will exceed the guaranteed residual values due to our predictive and preventive maintenance programs, routine overhaul practices and the expected demand for compression equipment in the future. We review the value of the equipment whenever events or circumstances indicate that a decrease in market value may have occurred as a result of foreseeable obsolescence or a decrease in market demand. If the fair value of the equipment was less than the guaranteed residual value, we would accrue additional lease expense for the amount that would be payable upon termination of the lease. All gains on the sale of the equipment are deferred until the end of the respective lease terms. Should we not exercise our purchase options under the lease agreements, the deferred gains will be recognized to the extent they exceed any final rent payments and any other payments required under the lease agreements.

   As a result of the lease transactions, we incurred approximately $70.4 million, $45.5 million, and $22.1 million in lease expense for the years ended December 31, 2001, 2000 and 1999, respectively. The following future minimum lease payments are due under the leasing arrangements exclusive of any final rent payments or purchase option payments (in thousands): 2002--$88,111; 2003--$84,941; 2004--$77,536; 2005--$62,780; 2006--$49,072; and $149,779
thereafter.

   In connection with the leases entered into in August 2001, we are obligated to prepare registration statements and complete an exchange offering to enable the holders of the notes issued by the lessors to exchange their notes with notes which are registered under the Securities Act. Because the exchange offering has not been completed, we are required to pay additional lease expense in the amount equal to $105,600 per week until the exchange offering is completed. The additional lease expense began accruing on January 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES

   Our cash balance amounted to $23.2 million at December 31, 2001 compared to $45.5 million at December 31, 2000. Primary sources of cash during the year ended December 31, 2001 were net proceeds of $185.5 million from the issuance of 4.75% convertible senior notes due 2008, $83.9 million through our public offering of 2,500,000 shares of common stock, $550 million from two sale-leaseback transactions, $54.5 million from borrowings under our bank credit facility and operating cash flows of $154.1 million. Principal uses of cash during the year ended December 31, 2001 were capital expenditures of $661.4 million (including $200 million used to exercise our purchase option under our 1998 operating lease) and business acquisitions of $386.1 million.

   Working capital decreased to $275.8 million at December 31, 2001 from $285.4 million at December 31, 2000, primarily as a result of the $58 million liability to Schlumberger which is expected to be paid in 2002 and is included in accrued liabilities. Excluding the $58 million accrued business acquisition payment liability, working capital would have increased by $48.4 million. This increase was due to increases in accounts receivables, inventories and costs in excess of billings, which resulted from increased levels of activity in our lines of business compared to 2000 as well as from acquisitions. The increases were partially offset by an increase in current liabilities.

   We invested $1,067.7 million in property, plant and equipment in 2001 (before the impact of sale and leaseback transactions). During 2001, we added approximately 1,326,000 horsepower to the rental fleet. At December 31, 2001, the compressor rental fleet consisted of 2,696,000 horsepower domestically and 781,000 horsepower in the international rental fleet.

   Given its consistently high compressor rental fleet utilization, we carry out new customer projects through fleet additions and other related capital expenditures. We invest funds necessary to make these rental fleet additions only when our idle equipment cannot economically fulfill a project's requirements and the new equipment expenditure is matched with long-term contracts whose economic terms exceed our return on capital targets. During 2002, we plan to spend approximately $250 million on rental equipment fleet additions, including $60 million on equipment overhauls and other maintenance capital. Historically, we have funded capital expenditures with a combination of internally generated cash flow, borrowing under the revolving credit facility, sale lease-back transactions and raising additional equity and issuing long term debt.

   In August 2001, we acquired the natural gas compression business of Schlumberger in exchange for total consideration of $771 million in cash, common stock and indebtedness. To finance the acquisition, we used $270 million of the proceeds from the sale-leaseback transactions in combination with the $150 million subordinated acquisition note and $283 million of common stock.

   We believe that cash flow from operations and borrowing under our existing $350 million bank credit facility will provide us with adequate capital resources to fund our estimated level of capital expenditures for the near term. Since capital expenditures for 2002 are largely discretionary, we believe we would be able to significantly reduce them, after a short period, if expected cash flows from operations were not realized. As of December 31, 2001, we had approximately $157 million in borrowings and approximately $44 million in letters of credit outstanding on our $350 million revolving bank credit facility (3.89% weighted average effective rate at December 31, 2001). The letters of credit expire between 2002 and 2003.

   We are in compliance with all covenants or other requirements set forth in our bank credit facility and indentures. Further, we do not have any rating downgrade provisions that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding. As of December 31, 2001, our debt to capitalization ratio, including the residual value guarantees under our operating leases, was 1.33 to 1 and our book debt to capitalization ratio, excluding operating leases, was .49 to 1.

   Our bank credit facility permits us to incur indebtedness up to the $350 million credit limit under our bank credit agreement, plus an additional $125 million in unsecured indebtedness. In addition, our bank credit facility permits us to enter into future sale and leaseback transactions with respect to equipment having a value not in excess of $300 million. In addition, the indenture and the participation agreements, which are part of our compression equipment leases, permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover's ratio of EBITDAR, as adjusted, to total fixed charges is greater than 2.25 to 1.0. These agreements define indebtedness to include the present value of the total rental obligations under sale and leaseback transactions and under facilities similar to our compression equipment lease facilities. As of December 31, 2001, our ratio of EBITDAR to total interest expense (including capital and operating lease payments) was
3.20 to 1.

   The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.


                                                  TOTAL      2002    2003        2004   Thereafter
                                                ---------- -------- -------    -------- ----------
               December 31, 2001
               -----------------                                (In thousands)
CONTRACTUAL OBLIGATIONS:
4.75% convertible senior notes due 2008........ $  192,000 $        $          $         $192,000
Bank credit facility...........................    157,000                      157,000
Other long-term debt(1)........................    160,813    5,553   1,382       1,037   152,841
Other contractual obligations(2)...............     58,000   58,000
Mandatorily redeemable convertible
 preferred securities..........................     86,250                                 86,250
Compression equipment operating leases(3)......    512,219   88,111  84,941      77,536   261,631
Facilities and other equipment operating leases     13,586    4,238   3,536       2,903     2,909
                                                ---------- -------- -------    --------  --------
Total contractual cash obligations............. $1,179,868 $155,902 $89,859    $238,476  $695,631
                                                ========== ======== =======    ========  ========

--------
   (1) In connection with the POI Acquisition on August 31, 2001, the Company issued a $150 million subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the subordinated acquisition note accrues and is payable-in-kind at the rate of 8.5% annually for the first six months after issuance and periodically increases in increments of 1% to 2% per annum to a maximum interest rate 42 months after issuance of 15.5%. In the event of an event of default under the subordinated acquisition note, interest will accrue at a rate of 2% above the then applicable rate. The subordinated acquisition note is subordinated to all of the Company's indebtedness other than indebtedness to fund future acquisitions. In the event that the Company completes an offering of equity securities, the Company is required to apply the proceeds of the offering to repay amounts outstanding under the subordinated acquisition note as long as no default exists or would exist under our other indebtedness as a result of such payment.
   (2) We are required to pay $58 million to Schlumberger with proceeds of a financing of a South American joint venture, a minority interest of which was acquired by Hanover in the acquisition of POI. If the joint venture fails to execute the financing or such financing fails to be non-recourse to us, in either case, on or before December 31, 2002, we will have the right to put our interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by Hanover to the joint venture. Our right to exercise the put expires on January 31, 2003. Since we expect the financing to be completed in 2002, this $58 million amount is included in "Accrued liabilities" in our balance sheet.
   (3) Excludes residual value guarantees.
--------
   As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our Consolidated Balance Sheet. The possibility of us having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve if events occurred that required that one be established.

   In January 2001, we entered into a facilitation agreement with Belleli Energy SRL ("Belleli"), a fabrication company based in Italy. In connection with the agreement, we agreed to provide Belleli with project financing including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the agreement, Belleli must present each project to us which we may approve at our sole discretion. At December 31, 2001, no amounts were outstanding under the facilitation agreement. Under a separate agreement with Belleli, we have issued letters of credit on Belleli's behalf totaling approximately $11.1 million at December 31, 2001. In July 2001, the Company acquired a 20% interest in Belleli.

   We are also a guarantor of approximately $881 million of debt associated with the special purpose entities with which we entered into sale leaseback transactions, which is equal to the residual value guarantees under the lease agreements.

   The Company utilizes derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing its exposure to interest rate fluctuation on a portion of its variable rate debt and leasing obligations. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

   On January 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which were outstanding at December 31, 2001 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively.
These swaps were to expire in July 2001, however, they were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recognized in leasing expense. These swap transactions expire in July 2003. On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During 2001, we recognized an additional unrealized loss of approximately $8.8 million related to the change in the fair value of these interest rate swaps in other expense in the statement of income because these swaps did not meet the specific hedge criteria as a result of the counterparty's option to extend the interest rate swaps. Further, management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At December 31, 2001, we recorded $5.7 million in accrued liabilities and $3.4 million in other long-term liabilities related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income. During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

                                      Maturity Strike    Notional
                      Lease             Date    Rate      Amount
                      -----           -------- ------- ------------
            March 2000............... 3/11/05  5.2550% $100,000,000
            August 2000.............. 3/11/05  5.2725% $100,000,000
            October 2000............. 10/26/05 5.3975% $100,000,000

   These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During 2001, we recorded a $6.2 million loss, net of tax in other comprehensive income, $2.6 million in accrued current liabilities and $6.8 million in other long-term liabilities with respect to these three swaps.

   The counterparty to each of the our interest rate swap agreements is a major international financial institution. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty although such non-performance could have a material adverse effect on us.

   In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. We are currently evaluating the full impact of the measures taken by the Argentine government. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 15% of our EBITDAR. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina may be adversely affected which could result in reductions in Hanover's net income.

   In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. For the year ended December 31, 2001, our Venezuelan operations represented approximately 7% of our revenue and 15% of our EBITDAR.

FACTORS THAT MAY AFFECT OUR FINANCIAL CONDITION AND FUTURE RESULTS

   Short Lease Terms--Many of our compressor leases with customers have short initial terms, and we cannot be sure that the rental compressors will stay out on location after the end of the initial lease term.

   The length of our leases varies based on operating conditions and customer needs, as more fully discussed under --"Business" above. In most cases, under currently prevailing lease rates, the initial lease terms are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment. We cannot be sure that a substantial number of our lessees will continue to renew their leases or that we will be able to re-lease the equipment to new customers or that any renewals or re-leases will be at comparable lease rates. The inability to renew or re-lease a substantial portion of our compressor rental fleet would have a material adverse effect upon our business, results of operations and financial condition.

   Substantial Capital Requirements--We require a substantial amount of capital to expand our compressor rental fleet and our complementary businesses.

   We have made and plan to continue to make substantial capital investments to expand our compressor rental fleet and our complementary businesses. Our current plans are to spend approximately $250 million in 2002, exclusive of any major acquisitions, in continued expansion and maintenance of our rental fleet and other businesses. The amount of these expenditures may vary depending on their expected rate of return, conditions in the natural gas industry and the timing and extent of any significant acquisitions we may make. Historically, we have funded our capital expenditures through internally generated funds, sale and leaseback transactions and debt and equity financing. While we believe that cash flow from our operations and borrowings under our existing $350 million bank credit facility will provide us with sufficient cash to fund our planned capital expenditures in the short term, we cannot assure you that these sources will be sufficient. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our growth, results of operations and financial condition.

   International Operations--There are many risks associated with conducting operations in international markets.

   We operate in many different geographic markets, some of which are outside the United States. Changes in local economic or political conditions, particularly in Latin America or Canada, could have a material adverse effect on our business, results of operations and financial condition. Additional risks inherent in our international business activities include the following:

  .   difficulties in managing international operations;

  .   unexpected changes in regulatory requirements;

  . tariffs and other trade barriers which may restrict our ability to enter into new markets;

  .   changes in political conditions in Venezuela and Argentina;

  .   potentially adverse tax consequences;

  .   restrictions on repatriation of earnings or expropriation of property;

  .   the burden of complying with foreign laws; and

  . fluctuations in currency exchange rates and the value of the U.S. dollar, particularly in Argentina and Venezuela.

   As part of our acquisition of the gas compression business of Schlumberger, we acquired minority interests in three joint ventures in Venezuela. As a minority investor in these joint ventures, we will not be able to control their operations and activities, including without limitation, whether and when they distribute cash or property to their holders.

   Acquisition Strategy--We may not be able to find suitable acquisition candidates or successfully integrate acquired companies into our business.

   As part of our business strategy, we have completed selective acquisitions of other companies, assets and product lines that either complement or expand our business and may do so in the future. Each acquisition involves potential risks, such as the diversion of management's attention away from current operations, problems in integrating acquired businesses and possible short-term adverse effects on our operations as a result of that process. We may be unable to successfully integrate acquired businesses into our business, or may be able to do so only at significant expense. We actively review acquisition opportunities on an ongoing basis, and we may make new acquisitions at any time. Given our selective approach to acquisitions, we are unable to predict whether or when we will find suitable acquisition candidates or whether we will be able to complete a material acquisition. Depending on the size of our potential acquisitions, we may seek to finance acquisitions with cash or through the issuance of new debt and/or equity securities.

   Industry Conditions--A prolonged, substantial reduction in oil or gas prices could adversely affect our business.

   Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. In recent years, oil and gas prices and the level of drilling and exploration activity have been extremely volatile. For example, oil and gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and gas prices. As a result, the demand for our gas compression and oil and gas production equipment was adversely affected. Any future significant, prolonged decline in oil and gas prices could have a material adverse effect on our business, results of operations and financial condition.

   Erosion of the financial condition of customers could adversely affect our business. We continually monitor and manage the credit we extend to our customers and attempt to limit credit risks by utilizing risk transfer arrangements and by obtaining security interests. Our business could be adversely affected in the event that the financial condition of our customers erodes. At times during which the natural gas market weakens, the likelihood of the erosion of the financial condition of these customers increases. Upon the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable.

   Competition--We operate in a highly competitive industry.

   We experience competition from companies who may be able to more quickly adapt to changes within our industry and throughout the economy as a whole, more readily take advantage of acquisition and other opportunities and adopt more aggressive pricing policies. There can be no assurance that we will be able to continue to compete successfully in this market or against such competition. If we do not compete successfully, our business, results of operations and financial condition could be adversely affected.

   Potential Liability and Insurance--Natural gas operations entail inherent risks that may result in substantial liability to us.

   Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator or fabricator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We have obtained insurance against liability for personal injury, wrongful death and property damage, but we cannot assure you that the insurance will be adequate to cover the liability we may incur. Insurance premium pricing is highly volatile and we cannot assure you that we will be able to obtain insurance in the future at a reasonable cost or at all. Our business, results of operations and financial condition could be adversely affected if we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits.

   Terrorist Attacks or Responses Thereto--Terrorist attacks or responses thereto could adversely affect our business, results of operations and financial condition.
   On September 11, 2001, terrorists carried out attacks that destroyed the World Trade Center in New York and badly damaged the Pentagon outside of Washington, D.C. As a result of these attacks, the United States securities markets were closed for several days. We believe that these events and the subsequent military actions have caused a delay in capital spending which has impacted our business. The impact that these terrorist attacks, or future events arising as a result of these terrorist attacks, including military or police activities in the United States or foreign countries, future terrorist activities or threats of such activities, political unrest and instability, riots and protests, could have on the United States and the global economy, the United States and global securities markets and our business, results of operations and financial condition cannot presently be determined with any accuracy.

   Governmental Regulation--Our business is subject to a variety of governmental regulations relating to the environment, health and safety.

   Our business is subject to a variety of federal, state, local and foreign laws and regulations relating to the environment, health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. As part of the regular overall evaluation of both our current operations and newly acquired operations, we are in the process of applying for or updating certain facility permits with respect to stormwater discharges, waste handling and air emissions relating to painting and blasting. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance obligations.

   We are evaluating the impact on our operations of recently promulgated air emission regulations relating to non-road engines. We intend to implement any equipment upgrades or permit modifications required by these air emission regulations according to the required schedule. We do not anticipate, however, that any changes or updates in response to such regulations, or any other anticipated permit modifications (for stormwater, other air emission sources or otherwise) or anticipated ongoing regulatory compliance obligations will have a material adverse effect on our operations either as a result of any enforcement measures or through increased capital costs. Based on our experience to date, we believe that the future cost of compliance with existing laws and regulations will not have a material adverse effect on our business, results of operations or financial condition. However, future events, such as compliance with more stringent laws and regulations, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.

   We have conducted preliminary environmental site assessments with respect to some, but not all, properties currently owned or leased by us, usually in a pre-acquisition context. Some of these assessments have revealed that soils and/or groundwater at some of our facilities are contaminated with hydrocarbons, heavy metals and various other regulated substances. With respect to newly acquired properties, we do not believe that our operations caused or contributed to any such contamination and we are not currently under any orders or directives to undertake any remedial activity. We typically will develop a baseline of site conditions so we can establish conditions at the outset of our operations on such property. However, the handling of petroleum products and other regulated substances is a normal part of our operations, and we have experienced occasional minor spills or incidental leakage in connection with our operations. Certain properties previously owned or leased by us were determined to be impacted by soil contamination. Where such contamination was identified, we have since conducted remedial activities at these previously-held properties as we believed necessary to meet regulatory standards, and either sold the owned properties to third parties or returned the leased properties to the lessors. We are not currently aware of any further remedial obligations at such previously-held properties. Based on our experience to date, and the relatively minor nature of the types of contamination we have identified to date, we believe that the future cost of necessary investigation or remediation on our current properties will not have a material adverse effect on our business, results of operations, or financial condition. We cannot be certain, however, that cleanup standards will not become more stringent, or that we will not be required to undertake any remedial activities involving any substantial costs on any of these current or previously-held properties in the future or that the discovery of unknown contamination or third-party claims made with respect to current or previously owned or leased properties may not result in substantial costs.

   Concentrated Ownership--A significant amount of our stock is owned by two stockholders.

   GKH Investments, L.P. ("GKH") owned approximately 23% of our common stock as of December 31, 2001. Schlumberger and its affiliates owned approximately 11% of our common stock as of December 31, 2001. As holders of large blocks of our stock, GKH and Schlumberger are in a position to exert substantial influence over the outcome of many corporate actions requiring stockholder approval, including the election of directors, the additional issuance of our common stock or other securities and transactions involving a change of control. The interests of GKH or Schlumberger could conflict with the interests of our other stockholders.

   GKH has advised us that it is in the process of dissolving and "winding up" its affairs. Although GKH has not advised us of the precise timeline of its dissolution and "winding-up," we believe that GKH will complete this process within the next 24 months. As part of the "wind-up" process, GKH will liquidate or distribute substantially all of its assets, including the shares of our common stock owned by GKH, to its partners. In the event the partners of GKH receive a distribution of shares of our common stock from GKH as a result of the wind up, we cannot predict whether those partners would continue to hold those shares or whether the interests of such partners may conflict with the interests of our other stockholders.

   Customer Concentration--POI, which we acquired as part of the gas compression business of Schlumberger in August 2001, is subject to a higher level of customer concentration than we have historically experienced.

   POI generated 49% of its revenues in 2001 from its three largest customers. On a pro forma basis, these three customers would have accounted for 10% of our revenues in 2001. While our historic customer base is more diverse, the loss of any of the three largest customers or a significant decrease in demand by any of the three largest customers for the services POI provides could have an adverse effect on our business, results of operations and financial condition.

   Substantial Debt and Operating Leases--We have a substantial amount of debt and operating lease commitments. Our current debt level could limit our ability to fund future growth and operations and increase our exposure during adverse economic periods.

   As of December 31, 2001, we had approximately $881 million in total residual value guarantees that are due upon termination of our operating leases and may be satisfied by a cash payment or the exercise of our purchase options under the terms of the respective lease agreements, approximately $510 million of debt outstanding, and unused availability of approximately $149 million under our $350 million bank credit agreement.

   Our substantial debt and operating lease commitments could have important consequences. For example, these commitments could:

  .   make it more difficult for us to satisfy our obligations;

  . increase our vulnerability to general adverse economic and industry conditions;

  . limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

  . increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are at variable rates;

  . limit our flexibility in planning for, or reacting to, changes in our business and our industry;

  . place us at a disadvantage compared to our competitors that have less debt or operating lease commitments; and

  .   limit our ability to borrow additional funds.

   Additionally, agreements governing our compression equipment leases contain financial and other restrictive covenants. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

   We may incur additional debt and increase the amounts under our bank credit facility and our operating lease commitments in the future which may intensify the risks described above. Our bank credit facility permits us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus an additional $125 million in unsecured indebtedness. As of December 31, 2001, we had $149 million of availability under our $350 million bank credit facility (3.9% rate at December 31, 2001). In addition, our bank credit facility permits us to enter into sale and leaseback transactions with respect to equipment having a value not in excess of $300 million. In addition to purchase money and similar obligations, the indenture and the participation agreement, which are part of our compression equipment leases, permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover's ratio of EBITDA, as adjusted, to total fixed charges is greater than
2.25 to 1.0. These agreements define indebtedness to include the present value of the total rental obligations under sale and leaseback transactions and under facilities similar to our compression equipment lease facilities.

   Significant Cash Requirements--We will need to generate a significant amount of cash to service our indebtedness and operating lease commitments and to fund working capital, and our ability to generate cash depends on many factors beyond our control.

   Our ability to make scheduled payments under our operating leases, or to refinance our indebtedness, will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

   Based upon our total debt of approximately $510 million at December 31, 2001, we expect total debt service payments for the year ending December 31, 2002 will be approximately $38 million based upon interest rates in effect as of December 31, 2001. In addition, based upon our current operating lease commitments and rates, we expect that total compressor lease rent payments for the year ending December 31, 2002 will be approximately $88 million. We also expect that total distributions on our 7 1/4% mandatorily redeemable convertible preferred securities for the year ended December 31, 2002 (assuming no deferrals as permitted by the terms of such securities) to be approximately $6.4 million.

   We cannot be sure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our $350 million bank credit agreement in an amount sufficient to enable us to pay our indebtedness, operating lease commitments, or to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our inability to refinance our debt on commercially reasonable terms could materially adversely affect our business.

   Characterization of Our Compression Equipment Leases--We treat our compression equipment leases as operating leases for financial accounting purposes but as a financing arrangement for income and certain other tax purposes. Changes in generally accepted accounting principles related to operating leases or accounting treatment inconsistent with our intent could adversely affect our other obligations, and tax treatment inconsistent with our intent could have a material adverse effect on our financial condition, results of operations and liquidity.

   We intend to continue to treat our compression equipment leases as a secured financing arrangement for income and certain other tax purposes, which is consistent with how the leases are intended to be treated for bankruptcy law and state law purposes, but differs from the treatment of the compression equipment leases as an operating lease for financial accounting purposes.

   If the Internal Revenue Service or another taxing authority were to successfully contend that our compression equipment leases or any of our other operating leases should be treated as a sale and leaseback of equipment rather than a secured financing arrangement, we may owe significant additional taxes. This result may affect our ability to make payments on the compression equipment lease.

   In addition, if our compression equipment leases are treated as indebtedness rather than as an operating lease for financial accounting purposes, this additional indebtedness could cause a default with respect to certain of our other obligations. A default under those other obligations could adversely affect our ability to make timely payments on our other obligations which in turn could result in a default on such other obligations.

   Volatility of Our Stock Price--Our stock price, like that of other companies, can be volatile. Some of the factors that could affect our stock price are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, and speculation in the press or investment community about our financial condition or results of operations. General market conditions and domestic or international economic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted and has been recently initiated against our Company. This type of litigation could result in liability, substantial costs and the diversion of management time and resources.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations. This Statement is effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Companies may no longer use the pooling method for future combinations.

   In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, amortization of goodwill over an estimated useful life will be discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 is effective for Hanover on January 1, 2002. However, under the transition provisions of SFAS 142, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, shall not be amortized. Because the acquisition of POI was consummated after June 30, 2001, the goodwill related to the POI acquisition was not amortized in 2001. The goodwill related to business combinations completed before June 30, 2001 continued to be amortized in 2001 because Hanover had not adopted SFAS 142. We expect the adoption of SFAS No. 142 to have an impact on future financial statements, due to the discontinuation of goodwill amortization expense. For 2001, goodwill amortization expense was $11.6 million based on goodwill of approximately $196 million related to acquisitions which were completed before June 30, 2001. The transition provisions of SFAS 142 require us to perform an initial impairment assessment of goodwill by June 30, 2002. We are currently performing the initial assessment and evaluating the effect the implementation of the impairment assessment provisions of SFAS 142 will have on our financial statements.

   In June 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for Hanover effective January 1, 2003. We are currently assessing the new standard and have not yet determined the impact on our consolidated results of operations, cash flows or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions of SFAS No. 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have evaluated the new standard and believe that it will have no material effect on our consolidated results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   We are exposed to interest rate and foreign currency risk. We periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At December 31, 2001, the fair market value of these interest rate swaps was a liability of approximately $18.4 million of which $8.2 million was recorded in accrued liabilities and $10.2 million in other long-term liabilities. We are party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (in thousands):

                                                                                        Fair Value of the
                                                                                             Swap at
       Maturity Date             Company Pays Fixed Rate       Notional Amount          December 31, 2001
       -------------             -----------------------       ---------------          -----------------
         7/21/2003                       5.5100%                  $ 75,000                  ($3,369)
         7/21/2003                       5.5600%                  $125,000                  ($5,723)
         3/11/2005                       5.2550%                  $100,000                  ($2,926)
         3/11/2005                       5.2725%                  $100,000                  ($3,011)
         10/26/2005                      5.3975%                  $100,000                  ($3,406)

   We are exposed to interest rate risk on borrowings under our floating rate revolving credit facility. At December 31, 2001, $157 million was outstanding bearing interest at a weighted average effective rate of 3.89% per annum. Assuming a hypothetical 10% increase in weighted average interest rate from those in effect at December 31, 2001, the increase in annual interest expense for advances under this facility would be approximately $0.6 million. At December 31, 2001, we are exposed to variable rental rates on the equipment leases it entered into in June 1999, October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at quarter end, the increase in annual leasing expense on these equipment leases would be approximately $1.9 million. We do not currently use derivative financial instruments to mitigate foreign currency risk, although recent economic events in Argentina may motivate us to do so,

   In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. We are currently evaluating the full impact of the measures taken by the Argentine government. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 15% of our EBITDAR. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina may be adversely affected which could result in reductions in Hanover's net income.

   In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. For the year ended December 31, 2001, our Venezuelan operations represented approximately 7% of our revenue and 15% of our EBITDAR.

Item 8.  Financial Statements and Supplementary Data.

   The financial statements and supplementary information specified by this Item are presented following Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information included or to be included in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders under the captions "Nominees for Election as Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

Item 11.  Executive Compensation.

   The information included or to be included under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information included or to be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions.

   The information included or to be included under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference herein.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents filed as a part of this report.

       1. Financial Statements. The following financial statements are filed as a part of this report.

       Report of Independent Accountants........................ F-1
       Consolidated Balance Sheet............................... F-2
       Consolidated Statement of Income and Comprehensive Income F-3
       Consolidated Statement of Cash Flows..................... F-4, F-5
       Consolidated Statement of Stockholders' Equity........... F-6
       Notes to Consolidated Financial Statements............... F-7
       Selected Quarterly Financial Data (unaudited)............ F-37

       2. Financial Statement Schedules

               Schedule II--Valuation and Qualifying Accounts S-1

       2. Exhibits.

Exhibit
Number                                            Description
------                                            -----------
 3.1    Certificate of Incorporation of the Hanover Compressor Holding Co., as amended (11)[3.1]

 3.2    Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co. dated
        December 8, 1999 (11)[3.2]

 3.3    Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co. dated
        July 11, 2000 (11)[3.3]

 3.4    By-laws of Hanover Compressor Company (7)[3.3]

 4.1    Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, among the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto (1) [4.1]

 4.2    Form of Warrant Agreement (1) [4.10]

 4.3    Specimen Stock Certificate (1) [4.11]

 4.4    Form of Second Amended and Restated Stockholders Agreement of Hanover Compressor Company
        dated as of June, 1997 (1) [4.12]

 10.1   Credit Agreement, dated as of December 15, 1997, as amended and restated as of December 3, 2001, among the Company, Hanover Compression Limited Partnership, JPMorgan Chase Bank, as agent, and several banks and other financial institutions that are parties thereto (16) [10.79]

 10.2   Third Amendment to certain Guarantees, dated as of December 3, 2001, among the Company, certain of the Company's subsidiaries, JPMorgan Chase Bank, as agent, and several banks and other financial institutions that are parties thereto (16) [10.80]

 10.3   Holdings Guarantee, dated as of December 3, 2001, made by the Company in favor of JPMorgan
        Chase Bank, as agent (16) [10.81]

 10.4   Subsidiaries' Guarantee, dated as of December 3, 2001, made by certain of the Company's subsidiaries in favor of JPMorgan Chase Bank, as agent (16) [10.82]

 10.5   Management Fee Letter, dated November 14, 1995 between GKH Partners, L.P. and the Company
        (1) [10.3]

Exhibit
Number                                             Description
------                                             -----------

 10.6   Hanover Compressor Company Senior Executive Stock Option Plan (1) [10.4]

 10.7   1993 Hanover Compressor Company Management Stock Option Plan (1) [10.5]

 10.8   Hanover Compressor Company Incentive Option Plan (1) [10.6]

 10.9   Amendment and Restatement of Hanover Compressor Company Incentive Option Plan (1) [10.7]

 10.10  Hanover Compressor Company 1995 Employee Stock Option Plan (1) [10.8]

 10.11  Hanover Compressor Company 1995 Management Stock Option Plan (1) [10.9]

 10.12  Hanover Compressor Company 1996 Employee Stock Option Plan (1) [10.10]

 10.13  OEM Sales and Purchase Agreement, between Hanover Compressor Company and the Waukesha
        Engine Division of Dresser Industries, Inc. (1) [10.11]

 10.14  Distribution Agreement, dated February 23, 1995, between Ariel Corporation and Maintech
        Enterprises, Inc. (1) [10.12]

 10.15  Exclusive Distribution Agreement, dated as of February 23, 1995 by and between Hanover/Smith,
        Inc. and Uniglam Resources, Ltd. (1) [10.13]

 10.16  Lease Agreement, dated December 4, 1990, between Hanover Compressor Company and Ricardo J.
        Guerra and Luis J. Guerra as amended (1) [10.15]

 10.17  Indemnification Agreement, dated as of December 5, 1995, between Hanover Compressor Company and Western Resources (formerly Astra Resources, Inc.) (1) [10.18]

 10.18  1997 Stock Option Plan, as amended (1) [10.23]

 10.19  1997 Stock Purchase Plan (1) [10.24]

 10.20  1998 Stock Option Plan (2) [10.7]

 10.21  December 10, 1998 Stock Option Plan (3)

 10.22  1999 Stock Option Plan (3)

 10.23  Lease dated as of June 15, 1999 between Hanover Equipment Trust 1999 (the "1999 Trust") and the
        Company (5)[10.36]

 10.24  Guarantee dated as of June 15, 1999 and made by the Company, Hanover/Smith, Inc., Hanover
        Maintech, Inc. and Hanover Land Company (5) [10.37]

 10.25  Participation Agreement dated as of June 15, 1999 among the Company, the 1999 Trust, Societe
        Generale Financial Corporation and FTBC Leasing Corp., The Chase Manhattan Bank, as agent, and
        Wilmington Trust Company. (5) [10.38]

 10.26  Security Agreement dated as of June 15, 1999 made by the 1999 Trust in favor The Chase Manhattan
        Bank, as agent. (5) [10.39]

 10.27  Lease supplement No. 1 dated June 15, 1999 between the 1999 Trust and the Company. (5) [10.40]

 10.28  Lessee's and Guarantor's Consent dated as of June 15, 1999 made by the Company, Hanover/Smith,
        Inc. Hanover Maintech, Inc. and Hanover Land Company. (5) [10.41]

 10.29  Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of
        December 15, 1999, among Hanover Compressor Company, as sponsor, Wilmington Trust
        Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as
        administrative trustees. (4)[4.5]

Exhibit
Number                                            Description
------                                            -----------

 10.30  Indenture for the Convertible Junior Subordinated Indentures due 2029, dated as of December 15,
        1999 among Hanover Compressor Company, as issuer, and Wilmington Trust Company, as trustee.
        (4)[4.6]

 10.31  Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities. (4)[4.8]

 10.32  Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029.
        (4)[4.9]

 10.33  Preferred Securities Guarantee, dated as of December 15, 1999, between Hanover Compressor
        Company, as guarantor, and Wilmington Trust Company, as guarantee trustee. (4)[4.10]

 10.34  Common Securities Guarantee dated as of December 15, 1999, by Hanover Compressor Company,
        as guarantor (4)[4.11]

 10.35  Lease dated as of March 13, 2000 between Hanover Equipment Trust 2000A and the Hanover
        Compression Inc. (6) [10.43]

 10.36  Guarantee dated as of March 13, 2000 and made by the Company, Hanover Compression Inc. and certain of their Subsidiaries (6) [10.44]

 10.37  Participation Agreement dated as of March 13, 2000 among the Company, the Hanover Equipment
        Trust 2000A (the "2000A Trust") and various banks (6) [10.45]

 10.38  Security Agreement dated as of March 13, 2000 made by the 2000A Trust in favor The Chase
        Manhattan Bank, as agent. (6) [10.46]

 10.39  Assignment of leases, rents and Guarantee from Hanover Equipment Trust 2000A to The Chase
        Manhattan Bank dated as of March 13, 2000. (7) [10.47]

 10.40  Agreement and Plan of Merger by and among Hanover Compressor Company, APSI Acquisition
        Corporation and Applied Process Solutions, Inc. dated as of May 3, 2000. (7)[10.48]

 10.41  Amendment to Agreement and Plan of Merger by and among Hanover Compressor Company, APSI
        Acquisition Corporation and Applied Process Solutions, Inc. dated as of May 31, 2000. (7)[10.49]

 10.42  Amendment No. 2 dated as of October 24, 2000, to Agreement and Plan of Merger by and among
        Hanover Compressor Company, APSI Acquisition Corporation and Applied Process Solutions, Inc.
        (9)[10.50]

 10.43  Purchase Agreement dated as of July 11, 2000 among Hanover Compressor Company, Hanover
        Compression Inc., Dresser-Rand Company and Ingersoll-Rand Company (8) [99.2]

 10.44  Agreement and Plan of Merger dated as of July 13, 2000 by and among Hanover Compressor
        Company, Caddo Acquisition Corporation and OEC Compression Corporation. (9)[10.51]

 10.45  Voting and Disposition Agreement dated as of July 13, 2000 by and among Hanover Compressor
        Company and the holders of common stock of OEC Compression Corporation named therein.
        (9)[10.52]

 10.46  Amendment No. 1 to Agreement and Plan of Merger dated as of November 14, 2000 and by and among Hanover Compressor Company. Caddo Acquisition Corporation and OEC Compression
        Corporation (10)[10.51]

 10.47  Management Agreement (10)[10.52]

 10.48  Asset Purchase Agreement made on July 10, 2000 by and among Hanover Compressor Company and
        Stewart & Stevenson Services, Stewart & Stevenson Power, Inc. and PAMCO Services International,
        Inc. (10)[10.53]

Exhibit
Number                                             Description
------                                             -----------

 10.49  Lease dated as of October 27, 2000 between Hanover Equipment Trust 2000B and Hanover
        Compression Inc. (10)[10.54]

 10.50  Guarantee dated as of October 27, 2000 made by Hanover Compressor Company, Hanover
        Compression Inc. and certain subsidiaries (10)[10.55]

 10.51  Participation Agreement dated as of October 27, 2000 among Hanover Compression Inc., Hanover
        Equipment Trust 2000B, The Chase Manhattan Bank, National Westminster Bank plc, Citibank
        N.A., Credit Suisse First Boston and the Industrial Bank of Japan as co-agents; Bank Hapoalim B.M.
        and FBTC Leasing Corp., as investors, Wilmington Trust Company and various lenders (10)[10.56]

 10.52  Security Agreement dated as of October 27, 2000 made by Hanover Equipment Trust 2000B in favor of The Chase Manhattan Bank as agent for the lenders (10)[10.57]

 10.53  Assignment of Leases, Rents and Guarantee dated as of October 27, 2000, made by Hanover
        Equipment Trust 2000B in favor of The Chase Manhattan Bank as agent for the lenders (10)[10.58]

 10.54  Amendment No. 1 to Management Agreement (11) [10.62]

 10.55  Purchase Agreement dated June 28, 2001 among Schlumberger Technology Corporation,
        Schlumberger Oilfield Holdings Limited, Schlumberger Sarevco S.A., Camco International Inc.,
        Hanover Compressor Company and Hanover Compression Limited Partnership (13) [10.63]

 10.56  Lease dated as of August 31, 2001 between Hanover Equipment Trust 2001A and the Hanover
        Compression Limited Partnership (14) [10.64]

 10.57  Guarantee dated as of August 31, 2001 and made by Hanover Compressor Company, Hanover
        Compression Limited Partnership and certain subsidiaries (14) [10.65]

 10.58  Participation Agreement dated as of August 31, 2001 among the Hanover Compression Limited
        Partnership, the Hanover Equipment Trust 2001A and General Electric Capital Corporation (14)
        [10.66]

 10.59  Security Agreement dated as of August 31, 2001 made by the Hanover Equipment Trust 2001A in favor Wilmington Trust FSB as agent (14) [10.67]

 10.60  Assignment of Leases, Rents and Guarantee from Hanover Equipment Trust 2001A to Wilmington
        Trust FSB dated as of August 31, 2001 (14) [10.68]

 10.61  Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among
        Hanover Equipment Trust 2001A, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee (14) [10.69]

 10.62  Lease dated as of August 31, 2001 between Hanover Equipment Trust 2001B and the Hanover
        Compression Limited Partnership (14) [10.70]

 10.63  Guarantee dated as of August 31, 2001 and made by Hanover Compressor Company, Hanover
        Compression Limited Partnership. and certain subsidiaries (14) [10.71]

 10.64  Participation Agreement dated as of August 31, 2001 among the Hanover Compression Limited
        Partnership, the Hanover Equipment Trust 2001B and General Electric Capital Corporation (14)
        [10.72]

 10.65  Security Agreement dated as of August 31, 2001 made by the Hanover Equipment Trust 2001B in favor Wilmington Trust FSB as agent (14) [10.73]

 10.66  Assignment of Leases, Rents and Guarantee from Hanover Equipment Trust 2001B to Wilmington
        Trust FSB dated as of August 31, 2001 (14) [10.74]

Exhibit
Number                                             Description
------                                             -----------

 10.67  Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among
        Hanover Equipment Trust 2001B, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee (14) [10.75]

 10.68  Amendment dated as of August 31, 2001 to Purchase Agreement among Schlumberger Oilfield
        Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor
        Company and Hanover Compression Limited Partnership (15) [99.3]

 10.69  Most Favored Supplier and Alliance Agreement dated August 31, 2001 among Schlumberger
        Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression
        Limited Partnership (15) [99.4]

 10.70  Lock-Up, Standstill and Registration Rights Agreement dated as of August 31, 2001 by and among
        Schlumberger Technology Corporation, Camco International, Inc., Schlumberger Oilfield Holdings
        Ltd., Schlumberger Surenco S.A. Operational Services, Inc. and Hanover Compressor Company (15)
        [99.5]

 10.71  2001 Equity Incentive Plan (17) [4.1]

 10.72  Indenture relating to the 4.75% Convertible Senior Notes due 2008 dated as of March 21, 2001 between Hanover Compressor Company and Wilmington Trust Company, as trustee (18) [4.4]

 12.1   Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred dividends*

 21.1   List of Subsidiaries*

 23.1   Consent of PricewaterhouseCoopers LLP*

 99.1   Letter dated October 15, 2001 to GKH partners regarding wind-up of GKH Investments, L.P. and
        GKH Private Limited (15) [99.1]

--------
*  Filed herewith.

(1) Such exhibit previously filed as an exhibit to the Company's Registration Statement (File No. 333-27953) on Form S-1, as amended, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(2) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1998, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(3) Compensatory plan or arrangement required to be filed.

(4) Such exhibit previously filed as an exhibit to the Company's Registration Statement (File No. 333-30344) on Form S-3 under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(5) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 1999, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(6) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Year Ended 1999 under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(7) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(8) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 31, 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(9) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(10) Such exhibit previously filed as an exhibit to the Company's Registration Statement (File No. 333-50836) on Form S-4, as amended, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(11) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(12) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 18, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(13) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(14) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(15) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(16) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 17, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

(17) Such exhibit previously filed as an exhibit to the Company's Registration Statement (File No. 333-73904) on Form S-8, under the exhibit number
     indicated in brackets [      ], and is incorporated by reference.

(18) Such exhibit previously filed as an exhibit to the Company's Registration Statement (File No. 333-54942) on Form S-3, as amended, under the exhibit
     number indicated in brackets [    ], and is incorporated herein by
     reference.

       3.  Reports submitted on Form 8-K.

   (1) A report on Form 8-K was filed on October 18, 2001, which reported under the caption "Item 5--Other Events" that the Company's largest stockholder, GKH Investments, L.P., has extended the date by which it intends to complete the liquidation or distribution of its shares of the Company's common stock beyond January 25, 2002.

   (2) A report on Form 8-K was filed on November 5, 2001, which reported under the caption "Item 5--Other Events" that the Company expected to report earnings per share results that are within the range of analysts' consensus estimates for the third quarter of 2001.

   (3) A report on Form 8-K was filed on November 8, 2001, which reported under the caption "Item 5--Other Events" the Company's revenues, cash flow and earnings per common share for the third quarter of 2001.

   (4) A report on Form 8-K was filed on November 9, 2001, which filed as an exhibit under the caption "Item 7--Financial Statements and Exhibits" the financial statements of the natural gas compression business, Production Operators Corporation, acquired from Schlumberger Limited, the Pro Forma combined financial statements of the Company and Production Operators Corporation, and the consent of independent accountants.

   (5) A report on Form 8-K was filed on December 4, 2001, which reported under the caption "Item 5--Other Events" that the Company increased its revolving credit facility to $350 million and extended the term of the facility by three years to November 20, 2004.

   (6) A report on Form 8-K was filed on December 17, 2001, which filed as an exhibit under the caption "Item 7--Financial Statements and Exhibits" the Company's amended and restated revolving credit facility and certain related guarantee agreements.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HANOVER COMPRESSOR COMPANY

                                              By:     /S/  MICHAEL J. MCGHAN
                                                   -----------------------------
                                                         Michael J. McGhan
                                                   President and Chief Executive
                                                              Officer

Date: April 16 , 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   /S/  MICHAEL J. MCGHAN     President and Chief Executive April 16, 2002
-----------------------------   Officer (Principal
      Michael J. McGhan         Executive Officer and
                                Director)

    /S/  JOHN E. JACKSON      Chief Financial Officer       April 16, 2002
-----------------------------   (Principal Financial and
       John E. Jackson          Accounting Officer)

   /S/  VICTOR E. GRIJALVA    Director                      April 16, 2002
-----------------------------
     Victor E. Grijalva

    /S/  TED COLLINS, JR.     Director                      April 16, 2002
-----------------------------
      Ted Collins, Jr.

   /S/  ROBERT R. FURGASON    Director                      April 16, 2002
-----------------------------
     Robert R. Furgason

    /S/  MELVYN N. KLEIN      Director                      April 16, 2002
-----------------------------
       Melvyn N. Klein

  /s/  MICHAEL A. O'CONNOR    Director                      April 16, 2002
-----------------------------
     Michael A. O'Connor

   /S/  ALVIN V. SHOEMAKER    Director                      April 16, 2002
-----------------------------
     Alvin V. Shoemaker

  /S/  WILLIAM S. GOLDBERG    Director                      April 16, 2002
-----------------------------
     William S. Goldberg

     /S/  I. JON BRUMLEY      Director                      April 16, 2002
-----------------------------
       I. Jon Brumley

      /S/  GORDON HALL        Director                      April 16, 2002
-----------------------------
         Gordon Hall

       /S/  RENE HUCK         Director                      April 16, 2002
-----------------------------
          Rene Huck

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hanover Compressor Company

   In our opinion, the accompanying consolidated financial statements listed on the index appearing under Item 14(a)(1) on page 40, present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 18 to the financial statements, the Company changed its method of accounting for derivatives in 2001. As discussed in Note 20, the December 31, 2000 consolidated financial statements have been restated for certain revenue recognition matters.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
April 16, 2002

                          HANOVER COMPRESSOR COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                                                       December 31,
                                                                                 ------------------------
                                                                                    2001         2000
                                                                                 ----------  -------------
                                                                                               Restated
                                                                                             (See Note 20)
                                                                                 (in thousands of dollars,
                                                                                 except for par value and
                                                                                      share amounts)
                                                 ASSETS
Current assets:
   Cash and cash equivalents.................................................... $   23,191   $   45,484
   Accounts receivable, net.....................................................    272,450      223,022
   Inventory....................................................................    216,405      145,442
   Costs and estimated earnings in excess of billings on uncompleted contracts..     59,099       24,976
   Prepaid taxes................................................................     19,990       19,948
   Other current assets.........................................................     24,719       12,384
                                                                                 ----------   ----------
       Total current assets.....................................................    615,854      471,256
Property, plant and equipment, net..............................................  1,153,691      573,596
Goodwill, net...................................................................    245,478      141,973
Intangible and other assets.....................................................     79,615       38,479
Investment in non-consolidated affiliates.......................................    178,328       26,452
                                                                                 ----------   ----------
          Total assets.......................................................... $2,272,966   $1,251,756
                                                                                 ==========   ==========

                               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt......................................... $    5,553   $    2,423
   Short-term notes payable.....................................................                  10,073
   Accounts payable, trade......................................................    119,077       88,651
   Accrued liabilities..........................................................    155,108       46,705
   Advance billings.............................................................     53,140       32,292
   Billings on uncompleted contracts in excess of costs and estimated earnings..      7,152        5,669
                                                                                 ----------   ----------
       Total current liabilities................................................    340,030      185,813
Long-term debt..................................................................    504,260      110,935
Other liabilities...............................................................    131,519      132,895
Deferred income taxes...........................................................    167,704      103,405
                                                                                 ----------   ----------
          Total liabilities.....................................................  1,143,513      533,048
                                                                                 ----------   ----------
Commitments and contingencies (Note 17).........................................
Mandatorily redeemable convertible preferred securities.........................     86,250       86,250
Common stockholders' equity:
   Common stock, $.001 par value; 200,000,000 shares authorized; 79,228,179 and
     66,454,703 shares issued and outstanding...................................         79           66
   Additional paid-in capital...................................................    828,939      483,737
   Notes receivable--employee stockholders......................................     (2,538)      (1,531)
   Accumulated other comprehensive income (loss)................................     (6,557)        (457)
   Retained earnings............................................................    223,997      151,360
   Treasury stock--75,739 common shares, at cost................................       (717)        (717)
                                                                                 ----------   ----------
          Total common stockholders' equity.....................................  1,043,203      632,458
                                                                                 ----------   ----------
          Total liabilities and common stockholders' equity..................... $2,272,966   $1,251,756
                                                                                 ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                              Years Ended December 31,
                                                                           ------------------------------
                                                                              2001       2000      1999
                                                                           ----------  --------  --------
                                                                                      Restated
                                                                                    (See Note 20)
                                                                                   (in thousands,
                                                                              except per share amounts)
Revenues and other:
   Rentals................................................................ $  400,776  $254,515  $192,655
   Parts, service and used equipment......................................    251,816   132,203    42,518
   Compressor fabrication.................................................    223,519    90,270    52,531
   Production and processing equipment fabrication........................    184,040    79,121    28,037
   Equity in income of non-consolidated affiliates........................      9,350     3,518     1,188
   Gain on change in interest in non-consolidated affiliate...............                  864
   Other..................................................................      8,708     5,590     6,291
                                                                           ----------  --------  --------
                                                                            1,078,209   566,081   323,220
                                                                           ----------  --------  --------
Expenses:
   Rentals................................................................    140,998    87,992    64,949
   Parts, service and used equipment......................................    172,743    89,128    27,916
   Compressor fabrication.................................................    188,122    76,754    43,663
   Production and processing equipment fabrication........................    147,824    62,684    20,833
   Selling, general and administrative....................................    100,980    54,632    33,782
   Depreciation and amortization..........................................     90,560    52,882    37,337
   Leasing expense........................................................     70,435    45,484    22,090
   Interest expense.......................................................     17,540     8,685     8,786
   Foreign currency translation...........................................      6,658
   Distributions on mandatorily redeemable convertible preferred
     securities...........................................................      6,373     6,369       278
   Other..................................................................     18,566
                                                                           ----------  --------  --------
                                                                              960,799   484,610   259,634
                                                                           ----------  --------  --------
Income before income taxes................................................    117,410    81,471    63,586
Provision for income taxes................................................     44,609    30,307    23,145
                                                                           ----------  --------  --------
Net income before cumulative effect of accounting change..................     72,801    51,164    40,441
                                                                           ----------  --------  --------
   Cumulative effect of accounting change for derivative instruments, net
     of tax...............................................................       (164)
                                                                           ----------  --------  --------
Net income................................................................     72,637    51,164    40,441
Other comprehensive (loss) income, net of tax:
   Change in fair value of derivative financial instruments...............     (6,073)
   Foreign currency translation adjustment................................        (27)     (146)     (463)
                                                                           ----------  --------  --------
Comprehensive income...................................................... $   66,537  $ 51,018  $ 39,978
                                                                           ==========  ========  ========
Earnings per common share:
   Basic.................................................................. $     1.00  $   0.83  $   0.71
                                                                           ==========  ========  ========
   Diluted................................................................ $     0.95  $   0.77  $   0.66
                                                                           ==========  ========  ========
Weighted average common and common equivalent shares outstanding:
   Basic..................................................................     72,355    61,831    57,048
                                                                           ==========  ========  ========
   Diluted................................................................     81,175    66,366    61,054
                                                                           ==========  ========  ========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                                 -------------------------------
                                                                                   2001       2000       1999
                                                                                 ---------  ---------  ---------
                                                                                             Restated
                                                                                          (See Note 20)
                                                                                    (in thousands of dollars)
Cash flows from operating activities:
    Net income.................................................................. $  72,637  $  51,164  $  40,441
    Adjustments:
       Depreciation and amortization............................................    90,560     52,882     37,337
       Amortization of debt issuance costs and debt discount....................       831      1,050        884
       Bad debt expense.........................................................     4,860      3,198      1,475
       Gain on sale of property, plant and equipment............................    (4,208)   (10,421)    (5,927)
       Equity in income of nonconsolidated affiliates...........................    (9,350)    (3,518)    (1,188)
       Loss (gain) on non-consolidated affiliates...............................     4,629       (864)
       Loss on derivative instruments...........................................     9,092
       Deferred income taxes....................................................    32,345     28,843     11,396
       Changes in assets and liabilities, excluding business combinations:
          Accounts receivable...................................................   (17,212)   (90,149)   (23,974)
          Inventory.............................................................   (45,633)   (38,774)    (1,918)
          Costs and estimated earnings versus billings on
            uncompleted contracts...............................................   (32,640)    (7,964)     3,293
          Accounts payable and other liabilities................................    21,168     45,693     11,969
          Advance billings......................................................    20,848     (4,031)     3,634
          Other.................................................................     6,153      4,549     (9,200)
                                                                                 ---------  ---------  ---------
             Net cash provided by operating activities..........................   154,080     31,658     68,222
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
    Capital expenditures........................................................  (661,391)  (275,128)  (282,940)
    Payments for deferred lease transaction costs...............................   (18,177)    (4,547)
    Proceeds from sale of property, plant and equipment.........................   590,763    410,915    223,037
    Proceeds from sale of investment in non-consolidated subsidiary.............     3,143
    Cash used for business acquisitions, net....................................  (386,056)  (196,562)   (35,311)
    Cash returned from unconsolidated subsidiary................................                           8,000
    Cash used to acquire investments in unconsolidated subsidiaries.............   (11,865)    (4,071)    (4,900)
                                                                                 ---------  ---------  ---------
             Net cash used in investing activities..............................  (483,583)   (69,393)   (92,114)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
    Net borrowings (repayments) on revolving credit facility....................    54,500     40,400    (64,400)
    Payments for debt issue costs...............................................    (3,390)
    Issuance of common stock, net...............................................    83,850     59,400
    Proceeds from mandatorily redeemable convertible preferred
      securities, net...........................................................                          82,940
    Proceeds from warrant conversions and stock options exercises...............     2,280      3,608        545
    Issuance of convertible senior notes, net...................................   185,537
    Repayment of long-term debt and short-term notes............................   (15,580)   (27,695)    (8,357)
    Repayments of shareholder notes.............................................        62      1,876      7,490
                                                                                 ---------  ---------  ---------
             Net cash provided by financing activities..........................   307,259     77,589     18,218
                                                                                 =========  =========  =========
Effect of exchange rate changes on cash and equivalents.........................       (49)      (126)       (73)
                                                                                 =========  =========  =========
Net increase (decrease) in cash and cash equivalents............................   (22,293)    39,728     (5,747)
Cash and cash equivalents at beginning of year..................................    45,484      5,756     11,503
                                                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year........................................ $  23,191  $  45,484  $   5,756
                                                                                 =========  =========  =========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Years Ended December 31,
                                                           -----------------------------
                                                             2001       2000      1999
                                                           ---------  ---------  -------
                                                             (in thousands of dollars)
Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized amounts.............. $   8,457  $   8,874  $ 7,897
                                                           =========  =========  =======
   Income taxes paid...................................... $   1,723  $   1,639  $12,065
                                                           =========  =========  =======
Supplemental disclosure of noncash transactions:
   Debt issued for property, plant and equipment..........            $  12,922
                                                                      =========
   Assets (received) sold in exchange for note receivable. $  (1,601) $   2,783  $ 3,538
                                                           =========  =========  =======
   Common stock issued in exchange for notes receivable... $   1,069             $   731
                                                           =========             =======
   Conversion of deferred stock option liability.......... $  (1,529)
                                                           =========
Acquisitions of businesses:
   Property, plant and equipment acquired................. $ 606,271  $ 202,893  $39,105
                                                           =========  =========  =======
   Other assets acquired, net of cash acquired............ $  87,865  $  89,989  $ 2,784
                                                           =========  =========  =======
   Investments in non-consolidated affiliates............. $ 140,081
                                                           =========
   Goodwill............................................... $ 115,131  $ 117,262  $ 6,927
                                                           =========  =========  =======
   Liabilities assumed.................................... $(118,388) $ (64,679) $(1,578)
                                                           =========  =========  =======
   Debt issued............................................ $(155,462)
                                                           =========
   Deferred taxes......................................... $ (35,212) $  (9,029) $(8,627)
                                                           =========  =========  =======
   Treasury and common stock issued....................... $(254,230) $(139,874) $(3,300)
                                                           =========  =========  =======

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2001, 2000 and 1999

                                                                           Accumulated              Notes
                                               Common stock    Additional     other              receivable-  Restated
                                             -----------------  paid-in   comprehensive Treasury   employee   Retained
                                               Shares   Amount  capital      income      stock   stockholders earnings
                                             ---------- ------ ---------- ------------- -------- ------------ --------
                                                           (in thousands of dollars, except share data)
Balance at December 31, 1998................ 57,180,944  $57    $268,977     $   152    $(3,325)   $(10,146)  $ 59,755
Conversion of warrants......................     52,678    1
Exercise of stock options...................    197,352              545
Other comprehensive loss....................                                    (463)
Issuance of common stock to employees.......     74,900              731                               (731)
Issuance of 183,700 treasury shares at
 $17.96 per share...........................                       1,561                  1,739
Repayment of employee shareholder notes.....                                                          7,490
Income tax benefit from stock options
 exercised..................................                       1,176
Other.......................................                         (46)
Net income..................................                                                                    40,441
                                             ----------  ---    --------     -------    -------    --------   --------
Balance at December 31, 1999................ 57,505,874  $58    $272,944     $  (311)   $(1,586)   $ (3,387)  $100,196
Conversion of warrants......................    684,770
Exercise of stock options...................    994,572    1       3,607
Other comprehensive loss....................                                    (146)
Issuance of common stock, net...............  2,000,000    2      59,398
Issuance of common stock for acquisitions...  5,269,487    5     136,569
Issuance of 91,727 treasury shares at $35.98
 per share..................................                       2,431                    869
Repayment of employee shareholder notes.....                                                          1,876
Income tax benefit from stock options
 exercised..................................                       8,813
Other.......................................                         (25)                               (20)
Net income..................................                                                                    51,164
                                             ----------  ---    --------     -------    -------    --------   --------
Balance at December 31, 2000 (Restated See
 Note 20)................................... 66,454,703  $66    $483,737     $  (457)   $  (717)   $ (1,531)  $151,360
Exercise of stock options...................    250,161    1       3,807
Cumulative translation adjustment...........                                     (27)
Change in fair value of derivative financial
 instrument, net of tax.....................                                  (6,073)
Issuance of common stock, net...............  2,500,000    2      83,848
Issuance of common stock for acquisitions...  9,980,540   10     254,220
Issuance of common stock to employees.......     42,775            1,069                             (1,069)
Repayment of employee shareholder notes.....                                                             62
Income tax benefit from stock options
 exercised..................................                       1,618
Other.......................................                         640
Net income..................................                                                                    72,637
                                             ----------  ---    --------     -------    -------    --------   --------
Balance at December 31, 2001................ 79,228,179  $79    $828,939     $(6,557)   $  (717)   $ (2,538)  $223,997
                                             ==========  ===    ========     =======    =======    ========   ========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000 and 1999

1.  The Company, Business and Significant Accounting Policies

   Hanover Compressor Company and its subsidiaries ("Hanover" or the "Company") is a global market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for contract natural gas handling applications. The Company provides this equipment on a rental, contract compression, maintenance and acquisition leaseback basis to natural gas production, processing and transportation companies that are increasingly seeking outsourcing solutions. Hanover was founded in 1990 and is a Delaware corporation. In December 1999, the Company adopted a holding company structure and merged into the new holding company that assumed the name of Hanover Compressor Company. The charter and by-laws of the new holding company are substantially the same as the old Company.

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

  Revenue Recognition

   Revenue from equipment rentals is recorded when earned over the period of rental and maintenance contracts which generally range from one month to five years. Parts, service and used equipment revenue is recorded as products are delivered and title is transferred or services are performed for the customer.

   Compressor, production and processing equipment fabrication revenue is recognized using the percentage-of-completion method. The Company estimates percentage-of-completion for compressor and processing equipment fabrication on a direct labor hour-to-total labor hour basis. Production equipment fabrication percentage-of-completion is estimated using the cost-to-total cost basis. The average duration of these projects is typically between four to six months.

  Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. The

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

Company believes that the credit risk in temporary cash investments that the Company has with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities throughout the world. The Company reviews the financial condition of customers prior to extending credit and generally does not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry standards. The Company considers this credit risk to be limited due to these companies' financial resources, the nature of the services it provides them and the terms of its rental contracts. Trade accounts receivable is recorded net of estimated doubtful accounts of approximately $6,300,000 and $2,659,000 at December 31, 2001 and 2000, respectively.

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

  Property, Plant and Equipment

   Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:


             Compression equipment and facilities.... 4 to 30 years
             Buildings...............................      30 years
             Transportation, shop equipment and other 3 to 12 years

   Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, retired or otherwise disposed of, the cost, net of accumulated depreciation is recorded in parts, service and used equipment expenses. Sales proceeds are recorded in parts, service and used equipment revenues. Interest is capitalized in connection with the compression equipment and facilities that are constructed for the Company's use in its rental operations until such equipment is complete. The capitalized interest is recorded as part of the assets to which it relates and is amortized over the asset's estimated useful life.

   Prior to July 1, 2001, compression equipment in the rental fleet was depreciated using the straight-line method over an estimated useful life of 15 years. After a review of the useful lives of its compression fleet, effective July 1, 2001, the Company changed its estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a 15 year life. The Company's new estimated lives are based on different types of compressors presently in the Company's rental fleet rather than a blanket life applied to all compressors and more accurately reflects the economic lives of the compressors. The effect of this change in estimate on the year ended December 31, 2001 was a decrease in depreciation expense of approximately $5,000,000 and an increase in net income of approximately $3,100,000 ($0.04 per share). The Company anticipates this change in estimated useful life will reduce future depreciation expense, based on the Company's current depreciable assets, by approximately $16,000,000 per year.

  Long-Lived Assets

   The Company reviews for the impairment of long-lived assets, including property, plant and equipment, goodwill, intangibles and investments non-consolidated affiliates whenever events or changes in circumstances

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized the excess of the assets carrying value as compared to its estimated fair market value.

  Goodwill

   The excess of cost over net assets of acquired businesses is recorded as goodwill and amortized on a straight-line basis over 15 or 20 years commencing on the dates of the respective acquisitions except for goodwill related to business acquisitions after June 30, 2001 (see Note 19). Accumulated amortization was $20,528,000 and $8,902,000 at December 31, 2001 and 2000,
respectively. Amortization of goodwill totaled $11,626,000, $5,080,000 and $2,048,000 in 2001, 2000 and 1999, respectively.

  Sale and Leaseback Transactions

   The Company from time to time enters into sale and leaseback transactions of compression equipment with special purpose entities. Sale and leaseback transactions of compression equipment are evaluated for lease classification in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases." The special purpose entities are not consolidated by the Company when the owners of the special purposes entities have made a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease.

  Stock-Based Compensation

   In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and has provided, in Note 14, pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

  Income Taxes

   The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments that would change the tax law or rates. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

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

   Included in diluted shares are common stock equivalents relating to options of 3,990,000, 4,258,000 and 3,296,000 in 2001, 2000 and 1999, respectively, warrants of 4,000, 277,000 and 712,000 in 2001, 2000 and 1999, respectively, and mandatorily redeemable convertible preferred securities of 4,825,000 in 2001. The mandatorily redeemable convertible preferred securities were excluded from the diluted shares for 2000 and 1999 as their effect would have been anti-dilutive. In 1999, 212,000 common stock equivalents were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive. The convertible senior notes were excluded from the diluted shares for all periods presented as their effects would have been anti-dilutive.

  Comprehensive Income

   Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. Accumulated other comprehensive income consists of the foreign currency translation adjustment and changes in the fair value of derivative financial instruments net of tax.

  Financial Instruments

   The Company utilizes derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing its exposure to interest rate fluctuation on a portion of its leasing obligations. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. The Company adopted SFAS 133 beginning January 1, 2001.

  Reclassifications

   Certain amounts in the prior years' financial statements have been reclassified to conform to the 2001 financial statement classification. These reclassifications have no impact on net income.

2. Business Combinations

   Acquisitions were accounted for under the purchase method of accounting. Results of operations of companies acquired are included from the date of acquisition. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based upon fair value estimates thereof. These estimates are revised during the allocation period as necessary when information regarding contingencies

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

becomes available to redefine and requantify assets acquired and liabilities assumed. The allocation period varies for each acquisition but does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised purchase price allocation. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods the adjustments are determined.

Year Ended December 31, 2001

   In August 2001, we acquired 100% of the issued and outstanding shares of the Production Operators Corporation's natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761,000,000 in cash, Hanover common stock and indebtedness, subject to certain post-closing adjustments pursuant to the purchase agreement (the "POI Acquisition"). To date, post closing adjustments have resulted in an increase in the purchase price to approximately $771,000,000 due to an increase in net assets acquired. Under the terms of the definitive agreement, Schlumberger received approximately $270,000,000 in cash (excluding the amounts paid for the increase in net assets), $150,000,000 in a long-term subordinated note and approximately 8,708,000 Hanover common shares, or approximately 11% of the outstanding shares, of Hanover common stock which are required to be held by Schlumberger for at least three years following the closing date. The ultimate number of shares issued under the purchase agreement was determined based on the nominal value of $283,000,000 divided by the 30 day average closing price of Hanover common stock as defined under the agreement and subject to a collar of $41.50 and $32.50. The estimated fair value of the stock issued was $212,468,000, based on the market value of the shares at the time the number of shares issued was determined reduced by an estimated 20% discount due to the restrictions on the stock's marketability. Additionally, under the terms of the agreement, the Company is required to pay up to $58,000,000 upon the occurrence of certain events (see Note 16) relating to one of the joint ventures a minority interest of which was acquired by Hanover in the transaction. The purchase price was a negotiated amount between the Company and Schlumberger and the Company expects the acquisition to be accretive to earnings in future periods. The Company believes the purchase price represents the fair market value of the POI business based on its assets, customer base, reputation, market position (domestic and international) and potential for long term growth. The Company incurred approximately $14,975,000 in expenses in connection with the acquisition. The POI Acquisition was accounted for as a purchase and is included in our financial statements commencing on September 1, 2001.

   As of December 31, 2001 the Company has recorded approximately $67,476,000 in goodwill, of which none will be deductible for tax purposes, related to the POI acquisition which will not be amortized in accordance with the transition provisions of SFAS 142 (See Note 19). In addition, as of December 31, 2001, the Company recorded $8,210,000 in estimated value of identifiable intangible assets which will be amortized over a 24 month weighted average life. The purchase price is subject to a contingent payment by Hanover to Schlumberger based on the realization of certain tax benefits by the Company over the next 15 years.

   In June 2001, we acquired certain assets of Power Machinery, Inc. for approximately $2,569,000 in cash and 108,625 shares of the Company's common stock valued at approximately $3,853,000.

   In June 2001, we acquired the assets of J&R International for approximately $3,700,000 in cash and 17,598 shares of the Company's common stock valued at $654,000.

   In March 2001, we purchased OEC Compression Corporation ("OEC") in an all-stock transaction for approximately $101,849,000, including the assumption and payment of approximately $64,594,000 of OEC indebtedness. We paid an aggregate of approximately 1,145,706 shares of Hanover common stock to

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

stockholders of OEC. The acquisition was accounted for under the purchase method of accounting and is included in our financial statements commencing in April 2001.

   The following table summarizes the estimated values of the assets acquired and liabilities assumed as of the acquisition dates for the OEC and POI acquisitions:

                                                     OEC         POI
                                                  March 2001 August 2001
                                                  ---------- -----------
       Current assets............................  $  4,451   $ 80,091
       Property, plant and equipment.............   114,841    487,880
       Intangible assets.........................                8,210
       Goodwill..................................               67,476
       Investments in non-consolidated affiliates              140,081
                                                   --------   --------
       Total assets acquired.....................  $119,292   $783,738

       Current liabilities.......................    (3,114)   (47,667)
       Other liabilities.........................   (15,531)   (20,978)
       Long term debt............................   (62,057)
                                                   --------   --------
       Total liabilities assumed.................   (80,702)   (68,645)
                                                   --------   --------
       Net assets acquired.......................  $ 38,590   $715,093
                                                   ========   ========

   During the year ended December 31, 2001, the Company completed other acquisitions which were not significant either individually or in the aggregate.

Year Ended December 31, 2000

   In October 2000, the Company purchased the common stock of Servicios TIPSA S.A. for approximately $7,750,000 in cash and a $7,750,000 note payable. The note payable was repaid in January 2001.

   In September 2000, the Company purchased the Dresser-Rand Company's compression services division ("DR") for $177,000,000 including approximately $1,200,000 of acquisition costs. Under the terms of the agreement, $95,000,000 of the purchase price was paid in cash with the balance being paid through the issuance to Ingersoll-Rand of 2,919,681 shares of the Company's newly issued restricted common stock. The estimated value of the stock issued was approximately $80,539,000, based upon quoted market price for the Company's common stock reduced by a discount due to the restriction on the stock's marketability based upon a third party appraisal. The purchase price is subject to certain post-closing adjustments pursuant to the acquisition agreement which have resulted in approximately a $21,400,000 increase in the purchase price due to increases in the net assets acquired. In connection with the acquisition, the Company has agreed to purchase under normal business terms $25,000,000 worth of products, goods and services from Dresser-Rand Company over a three-year period beginning December 2001.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

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

  Pro Forma Information

   The pro forma information set forth below assumes the POI, OEC, APSI and DR acquisitions are accounted for had the purchases occurred at the beginning of 2000. The remaining acquisitions were not considered material for pro forma purposes. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                    Years Ended
                                                   December 31,
                                              -----------------------
                                                 2001        2000
                                              ----------- -----------
                                              (unaudited) (unaudited)
           Revenue........................... $1,188,602   $831,991
           Net income........................     70,961     46,486
           Earnings per common share--basic..       0.90       0.62
           Earnings per common share--diluted       0.85       0.60

3. Inventory

   Inventory consisted of the following amounts (in thousands):

                                           December 31,
                                        -------------------
                                           2001      2000
                                        ---------- --------
                     Parts and supplies $  147,627 $ 93,308
                     Work in progress..     46,091   47,193
                     Finished goods....     22,687    4,941
                                        ---------- --------
                                        $  216,405 $145,442
                                        ========== ========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


4. Compressor and Production Equipment Fabrication Contracts

   Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

                                                     December 31,
                                                 --------------------
                                                    2001       2000
                                                 ----------  --------
         Costs incurred on uncompleted contracts $  129,952  $ 58,302
         Estimated earnings.....................     25,654     8,414
                                                 ----------  --------
                                                 $  155,606    66,716
         Less--billings to date.................   (103,659)  (47,409)
                                                 ----------  --------
                                                 $   51,947  $ 19,307
                                                 ==========  ========

   Presented in the accompanying financial statements as follows (in thousands):

                                                                                December 31,
                                                                            --------------------
                                                                               2001       2000
                                                                            ----------  --------
Costs and estimated earnings in excess of billings on uncompleted contracts $   59,099  $ 24,976
Billings on uncompleted contracts in excess of costs and estimated earnings     (7,152)   (5,669)
                                                                            ----------  --------
                                                                            $   51,947  $ 19,307
                                                                            ==========  ========

5. Property, plant and equipment

   Property, plant and equipment consisted of the following (in thousands):

                                                              December 31,
                                                          --------------------
                                                             2001       2000
                                                          ----------  --------
Compression equipment, facilities and other rental assets $1,173,460  $576,328
Land and buildings.......................................     55,570    35,233
Transportation and shop equipment........................     61,848    44,202
Other....................................................     23,848    15,279
                                                          ----------  --------
                                                           1,314,726   671,042
Accumulated depreciation.................................   (161,035)  (97,446)
                                                          ----------  --------
                                                          $1,153,691  $573,596
                                                          ==========  ========

   Depreciation expense was $73,821,000, $46,211,000, and $34,696,000 in 2001,
2000 and 1999, respectively. Assets under construction of $98,538,000 and $66,203,000 are included in compression equipment, facilities and other rental assets at December 31, 2001 and 2000, respectively. The Company capitalized $2,899,000, $1,823,000 and $1,533,000 of interest related to construction in process during 2001, 2000, and 1999, respectively.

   In August 2001, the Company exercised its purchase option under the 1998 operating lease (Note 10) for $200,000,000. The depreciable basis of the compressors purchased has been reduced by the deferred gain of approximately $41,993,000 which was recorded at inception of the lease and previously included as an other liability on the Company's balance sheet.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


6.  Intangible and Other Assets

   Intangible and other assets consisted of the following (in thousands):

                                                            December 31,
                                                          ----------------
                                                           2001     2000
                                                          -------  -------
    Deferred debt issuance and leasing transactions costs $42,183  $16,091
    Notes receivable.....................................  25,998   14,975
    Other................................................  21,355   12,828
                                                          -------  -------
                                                           89,536   43,894
    Accumulated amortization.............................  (9,921)  (5,415)
                                                          -------  -------
                                                          $79,615  $38,479
                                                          =======  =======

   Amortization of intangible and other assets totaled $5,113,000, $1,591,000 and $593,000 in 2001, 2000 and 1999, respectively, exclusive of amortization of debt issuance costs.

   Certain notes receivable result from an agreement entered into in 2001 to advance funds to a third party in connection with various power generation development projects. Under the agreement, the Company agreed to advance working capital of up to $12,500,000. At December 31, 2001, $7,500,000 was funded under the agreement. The notes bear interest at the prime lending rate that ranged from 5.5% to 8%, are secured by equipment and mature on April 30, 2002. The notes may be repaid in cash or by exchanging each note with a identical promissory note collateralized by equipment and payable from the net operating revenue of a related power generation project.

   The remaining notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business. The notes vary in length, bear interest at rates ranging from prime to 15% and are collateralized by equipment.

   See Note 16 for related party notes receivable.

7. Investments in Non-Consolidated Affiliates

   Investments in affiliates that are not controlled by the Company but where the Company has the ability to exercise significant influence over the operations are accounted for using the equity method. The Company's share of net income or losses of these affiliates is reflected in the Consolidated Statements of Income as Equity in income of non-consolidated affiliates. The Company's primary equity method investments are comprised of entities that own, fabricate, operate, service and maintain compression and other related facilities. These entities maintain independent capital structures and have financed their operations on a limited or no recourse basis to the Company. The Company's equity method investments totaled approximately $169,222,000 and $19,627,000 at December 31, 2001 and 2000, respectively.

   The most significant investments are the joint ventures (Pigap II, El Furrial and Simco) acquired in connection with the POI acquisition completed in August 2001. At December 31, 2001, these ventures account for approximately $152,443,000 of the equity investments and generated equity in earnings for 2001 of approximately $8,053,000. At December 31, 2001, the Company's investment in these joint ventures exceeded its equity in underlying assets by approximately $6,700,000.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The Company's ownership interest and location of each equity investee is as follows:

                                        Ownership
                                        Interest    Location          Type of Business
                                        --------- ------------- ----------------------------
Wilpro--Pigap II.......................   30.0%     Venezuela   Gas Compression Plant
Wilpro--El Furrial.....................   33.3%     Venezuela   Gas Compression Plant
Simco Consortium.......................   35.5%     Venezuela   Gas Compression Plant
Hanover Measurement Services Company LP   52.5%   United States Monitoring Services
Servi Compressores, CA.................   50.0%     Venezuela   Compression Service Provider
Collicutt Mechanical Services Ltd......   24.1%      Canada     Compression Service Provider
Belleli Energy Srl.....................   20.2%       Italy     Fabricator

   Summarized balance sheet information for investees accounted for by the equity method follows (on a 100% basis, in thousands):

                                            December 31,
                                          ----------------
                                            2001    2000
                                          -------- -------
                      Current assets..... $330,542 $67,785
                      Non-current assets.  620,951  89,798
                      Current liabilities  113,255  44,073
                      Debt payable.......  620,884  48,129
                      Owners equity......  217,354  65,381

   Summarized earnings information for these entities for the years ended December 31, 2001, 2000 and 1999 follows (on a 100% basis, in thousands):

                                    Year ended December 31,
                                    ------------------------
                                    2001(1)   2000    1999
                                    -------- ------- -------
                   Revenues........ $201,581 $86,059 $60,364
                   Operating income   46,097  17,290   9,566
                   Pretax income...   25,417  10,500   5,924

--------
        (1) Amounts for the joint ventures acquired in connection with the POI business acquisition are included from September 1, 2001.

   The financial data for 2000 and 1999 includes the Company's 20% interest in Meter Acquisition Company LP and its 60% interest in Hanover/Enron Venezuela Ltd. The Company sold Meter Acquisition Company LP in 2001 for cash of approximately $3,143,000. The Company purchased the remaining 40% interest in Hanover/Enron Venezuela Ltd. during 2001 for $3,050,000.

   In January 2001, the Company entered into a facilitation agreement with Belleli Energy SRL ("Belleli"), a fabrication company based in Italy. In connection with the agreement, the Company agreed to provide Belleli with project financing including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the agreement, Belleli must present each project to the Company which must be approved at the Company's sole discretion. The Company received $1,723,000 from Belleli in 2001 for its services under the facilitation agreement, and as of December 31, 2001, no amounts were outstanding under the facilitation agreement. Under a separate agreement with Belleli, the Company has issued letters of credit on Belleli's behalf totaling approximately $11,100,000 at December 31, 2001.

                          HANOVER COMPRESSOR COMPANY

                 Years Ended December 31, 2001, 2000 and 1999

   During 2000, Collicutt Mechanical Services sold additional shares that reduced the Company's ownership percentage to approximately 24%, accordingly, a change in interest gain of $864,000 was recorded in the statement of income.

   In the normal course of business, Hanover engages in purchase and sale transactions with Collicut Mechanical Services, which is owned 24% by Hanover. During the period ended December 31, 2001, Hanover had sales to this related party of $2,579,000; and purchases of $19,197,000. At December 31, 2001, Hanover had a net payable to this related party of $1,691,000.

   In the normal course of business, Hanover engages in purchase and sale transactions with Servi- Compressor, which is owned 50% by Hanover. During the period ended December 31, 2001, Hanover had sales to this related party of $849,000; and purchases of $1,859,000. At December 31, 2001, Hanover had a net receivable from this related party of $464,000.

   The Company also holds interests in companies in which it does not exercise significant influence over the operations. These investments are accounted for using the cost method. Cost method investments totaled approximately $9,106,000 and $6,825,000 at December 31, 2001 and 2000, respectively.

   In May 2000, the Company acquired common stock of Aurion Technologies, Inc. ("Aurion"), a technology company formed to develop remote monitoring and data collection services for the compression industry, for $2,511,000 in cash. In 2001, the Company purchased additional shares for approximately $1,250,000, advanced $2,700,000 to Aurion and had an accounts receivable of $1,103,000. Aurion filed for bankruptcy protection in March 2002, and accordingly, the Company recorded other expense of approximately $5,012,000 at December 31, 2001 to impair its investment and the unrecoverable amount of the advances.

8. Accrued Liabilities

   Accrued liabilities are comprised of the following (in thousands):

                                                             December 31,
                                                           ----------------
                                                             2001    2000
                                                           -------- -------
     Accrued salaries, bonuses and other employee benefits $ 14,843 $ 6,356
     Accrued income and other taxes.......................   15,536   2,812
     Accrued leasing expense..............................   21,990   3,389
     Additional purchase price for DR (Note 2)............    1,798  16,562
     Additional purchase price for POI (Note 2)...........   58,000
     Accrued other........................................   42,941  17,586
                                                           -------- -------
                                                           $155,108 $46,705
                                                           ======== =======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


9. Long-Term Debt

   Long-term debt consisted of the following (in thousands):

                                                                                       December 31,
                                                                                    ------------------
                                                                                      2001      2000
                                                                                    --------  --------
Bank credit facility............................................................... $157,000  $102,500
4.75% convertible senior notes due 2008............................................  192,000
Schlumberger note, interest at 8.5%................................................  150,000
Real estate mortgage, interest at 7.5%, collateralized by certain land and
  buildings, payable through 2002.................................................. $  3,583     4,000
Other, interest at various rates, collateralized by equipment and other assets, net
  of unamortized discount..........................................................    7,230     6,858
                                                                                    --------  --------
                                                                                     509,813   113,358
Less--current maturities...........................................................   (5,553)   (2,423)
                                                                                    --------  --------
                                                                                    $504,260  $110,935
                                                                                    ========  ========

   The Company's primary credit facility as amended and restated provides for a $350,000,000 revolving credit facility that matures on November 30, 2004. Advances bear interest at the bank's prime or a negotiated rate (3.9% and 7.5% at December 31, 2001 and 2000, respectively). A commitment fee of 0.35% per annum on the average available commitment is payable quarterly. The credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. The credit facility also limits the payment of cash dividends on the Company's common stock to 25% of net income for the respective period. The credit facility was amended in December 2001. The credit facility was increased from $200,000,000 and the term was extended for three years to mature November 2004. We paid fees of approximately $3,390,000 related to this amendment.

   As a result of the restatement of its consolidated financial statements, for the period ended December 31, 2000 and nine months ended September 30, 2001 and other compliance provisions, the Company was not in compliance with certain covenants of its bank credit facility and lease agreements. The Company has obtained waivers and amendments and is now in compliance.

   In March 2001, the Company issued $192,000,000 principal amount of 4.75% convertible senior notes due 2008 (see Note 13).

   In connection with the POI Acquisition on August 31, 2001, the Company issued a $150,000,000 subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the subordinated acquisition note accrues and is payable-in-kind at the rate of 8.5% annually for the first six months after issuance and periodically increases in increments of 1% to 2% per annum to a maximum interest rate 42 months after issuance of 15.5%. In the event of an event of default under the subordinated acquisition note, interest will accrue at a rate of 2% above the then applicable rate. The subordinated acquisition note is subordinated to all of the Company's indebtedness other than indebtedness to fund future acquisitions. In the event that the Company completes an offering of equity securities, the Company is required to apply the proceeds of the offering to repay amounts outstanding under the subordinated acquisition note as long as no default exists or would exist under our other indebtedness as a result of such payment.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   Approximately $11,191,000 of subordinated promissory notes were owed to related parties and were repaid on December 31, 2000. The Company incurred interest to these parties of $784,000 during 2000 and 1999.

   Maturities of long-term debt at December 31, 2001 are (in thousands):
2002--$5,553; 2003--$1,382; 2004 $158,037; 2005--$150,871; 2006--$656; and
$193,314 thereafter.

10. Leasing Transactions

   In August 2001 and in connection with the POI Acquisition, the Company completed two sale and leaseback transactions involving certain compression equipment. Concurrent with the transactions, the Company exercised its purchase option under its 1998 operating lease for $200,000,000. In the first transaction, the Company received $309,300,000 proceeds from the sale of compression equipment. In the second transaction, the Company received $257,750,000 for the sale of additional compression equipment. Both transactions are recorded as a sale and leaseback of the equipment and are recorded as operating leases. Under the first transaction, the equipment was sold and leased back by the Company for a seven year period and will continue to be deployed by the Company under its normal operating procedures. The agreement calls for semi-annual rental payments of approximately $12,750,000 in addition to quarterly rental payments of approximately $245,000. Under the second transaction, the equipment was sold and leased back by the Company for a 10 year period and will continue to be deployed by the Company under its normal operating procedures. The agreement calls for semi-annual rental payments of approximately $10,938,000 in addition to quarterly rental payments of approximately $213,000. The Company has options to repurchase the equipment under certain conditions as defined by the lease agreement. The Company incurred transaction costs of approximately $17,900,000 related to the transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

   In October 2000, the Company completed a $172,589,000 sale and leaseback of certain compression equipment. In March 2000, the Company entered into a separate $200,000,000 sale and leaseback of certain compression equipment. Under the March agreement, the Company received $100,000,000 proceeds from the sale of compression equipment at closing and in August 2000, the Company completed the second half of the equipment lease and received an additional $100,000,000 for the sale of additional compression equipment. In June 1999 and in July 1998 the Company completed two other separate $200,000,000 sale and leaseback transactions of certain compression equipment. Under the 2000 and 1999 lease agreements, the equipment was sold and leased back by the Company for a five year period and will be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment under the 2000 and 1999 leases at fair market value. The 2000 and 1999 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate. The Company incurred an aggregate of approximately $8,100,000 in transactions costs for the leases entered into in 2000 and 1999, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The following table summarizes the proceeds, net book value of equipment sold, deferred gain on equipment sale, the residual guarantee and the lease termination date for equipment leases (in thousands of dollars):

                                                    Residual      Lease
                           Sale   Net Book Deferred   Value    Termination
   Lease                 Proceeds  Value     Gain   Guarantee     Date
   -----                 -------- -------- -------- --------- --------------
   June 1999............ $200,000 $166,356 $33,644  $166,000  June 2004
   March and August 2000  200,000  166,922  33,078   166,000  March 2005
   October 2000.........  172,589  155,692  16,897   142,299  October 2005
   August 2001..........  309,300  306,034   3,266   232,000  September 2008
   August 2001..........  257,750  235,877  21,873   175,000  September 2011

   All transactions are recorded as a sale and leaseback of the equipment and the leases are treated as operating leases. We issued guarantees under the lease agreements that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of our equipment purchase options under the terms of the lease agreements. The residual value guarantees and other lease terms, which are based on negotiation between Hanover and third party lessors, were supported by equipment appraisals and analysis. We believe that the market value of the equipment at the end of the lease will exceed the guaranteed residual values due to our predictive and preventive maintenance programs, routine overhaul practices and the expected demand for compression equipment in the future. We review the value of the equipment whenever events or circumstances indicate that a decrease in market value may have occurred as a result of foreseeable obsolescence or a decrease in market demand. If the fair value of the equipment was less than the guaranteed residual value, we would accrue additional lease expense for the amount that would be payable upon termination of the lease. Any gains on the sale of the equipment are deferred until the end of the respective lease terms. Should we not exercise our purchase options under the lease agreements, the deferred gains will be recognized to the extent they exceed any final rent payments and any other payments required under the lease agreements.

   As a result of the lease transactions, we incurred approximately $70,435,000, $45,484,000, and $22,090,000 in lease expense for the years ended
December 31, 2001, 2000 and 1999, respectively. The following future minimum lease payments are due under the leasing arrangements, exclusive of any final rent payments or purchase option payments (in thousands): 2002--$88,111; 2003--$84,941; 2004--$77,536; 2005--$62,780; 2006--$49,072, and $149,779
thereafter.

   In connection with the leases entered into in August 2001, the Company is obligated to prepare registration statements and complete an exchange offering to enable the holders of the notes issued by the lessors to exchange their notes with notes which are registered under the Exchange Act of 1933. Because the exchange offering has not been completed, the Company is required to pay additional lease expense in the amount equal to $105,600 per week, until the exchange offering is completed. The additional lease expense began accruing on January 28, 2002.

11. Income Taxes

   The components of income before income taxes were as follows (in thousands):

                                                     Year ended December 31,
                                                     ------------------------
                                                       2001    2000    1999
                                                     -------- ------- -------
   Domestic......................................... $ 67,538 $61,207 $47,741
   Foreign..........................................   49,872  20,264  15,845
                                                     -------- ------- -------
                                                     $117,410 $81,471 $63,586
                                                     ======== ======= =======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The provision for income taxes consisted of the following (in thousands):

                                            Year ended December 31,
                                            ------------------------
                                             2001    2000     1999
                                            ------- -------  -------
           Current tax provision (benefit):
              Federal...................... $ 1,136 $ 3,526  $ 6,958
              State........................     654     499    1,412
              Foreign......................  10,474  (2,561)   3,379
                                            ------- -------  -------
                  Total current............  12,264   1,464   11,749
                                            ------- -------  -------
           Deferred tax provision:
              Federal......................  27,212  17,245   10,670
              State........................                      151
              Foreign......................   5,133  11,598      575
                                            ------- -------  -------
                  Total deferred...........  32,345  28,843   11,396
                                            ------- -------  -------
           Total provision................. $44,609 $30,307  $23,145
                                            ======= =======  =======

   The income tax expense for 2001, 2000 and 1999 resulted in effective tax rates of 38.0%, 37.2% and 36.4%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                          Year ended December 31,
                                                         ------------------------
                                                          2001    2000     1999
                                                         ------- -------  -------
Federal income tax at statutory rates................... $41,094 $28,515  $22,255
State income taxes, net of federal income tax benefit...     425     324    1,016
Impact of foreign operations, net of federal tax benefit     683   1,241      211
Nondeductible goodwill..................................   1,289     964      583
Other, net..............................................   1,118    (737)    (920)
                                                         ------- -------  -------
                                                         $44,609 $30,307  $23,145
                                                         ======= =======  =======

   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                      December 31,
                                                  --------------------
                                                    2001       2000
                                                  ---------  ---------
         Deferred tax assets:
            Net operating losses................. $  62,705  $  30,268
            Investment in joint ventures.........    11,145
            Inventory............................     3,039        811
            Alternative minimum tax carryforward.    15,152     14,623
            Derivative instruments...............     6,452
            Accrued liabilities..................     3,980      1,168
            Other................................     9,573      1,286
                                                  ---------  ---------
         Gross deferred tax assets...............   112,046     48,156
            Valuation allowance..................   (11,145)
                                                  ---------  ---------
                                                    100,901     48,156
         Deferred tax liabilities:
            Property, plant and equipment........  (263,108)  (145,892)
            Other................................    (5,497)    (5,669)
                                                  ---------  ---------
         Gross deferred tax liabilities..........  (268,605)  (151,561)
                                                  ---------  ---------
                                                  $(167,704) $(103,405)
                                                  =========  =========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The Company has net operating loss carryforwards at December 31, 2001 of approximately $179,156,000 expiring in 2006 to 2021. In addition, the Company has an alternative minimum tax credit carryforward of approximately $15,152,000 that does not expire.

   In 2001, the Company recorded approximately $35,212,000 of additional deferred income tax liabilities resulting from the 2001 acquisition transactions. In 2000, the Company recorded approximately $9,029,000 of additional deferred income tax liability resulting from the 2000 acquisition transactions. See Note 2 for a description of the transactions.

   The Company has not recorded a deferred income tax liability for additional income taxes that would result from the distribution of earnings of its foreign subsidiaries if they were actually repatriated. The Company intends to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.

12. Mandatorily Redeemable Convertible Preferred Securities

   In December 1999, the Company issued $86,250,000 of unsecured Mandatorily Redeemable Convertible Preferred Securities (the "Convertible Preferred Securities") through Hanover Compressor Capital Trust, a Delaware business trust and wholly-owned finance subsidiary of the Company. The Convertible Preferred Securities have a liquidation amount of $50 per unit. The Convertible Preferred Securities mature in 30 years but the Company may redeem them partially or in total any time on or after December 20, 2002. The Convertible Preferred Securities also provide for annual cash distributions at the rate of 7.25%, payable quarterly in arrears; however, payments may be deferred up to 20 quarters subject to certain restrictions. During 2001, 2000 and 1999, the Company recorded approximately $6,253,000, $6,253,000 and $278,000 respectively, in distributions, related to Convertible Preferred Securities. Each Convertible Preferred Security is convertible into 2.7972 shares of Hanover common stock, subject to certain conditions. The Company has fully and unconditionally guaranteed the Convertible Preferred Securities. The Company incurred approximately $3,587,000 in transaction costs that are included in other assets, net of $120,000 and $116,000 of accumulated amortization at December 31, 2001, and 2000, respectively. The transaction costs are being amortized over the term of the Convertible Preferred Securities. The fair value of the Convertible Preferred Securities is approximately $130,705,000 at December 31, 2001.

13. Common Stockholders' Equity

  Convertible Senior Notes Offering

   In March 2001, the Company issued $192,000,000 principal amount of 4.75% convertible senior notes due 2008. The notes mature on March 15, 2008 and are subject to call beginning on March 15, 2004. The notes are convertible into shares of the Company's common stock at a conversion price of approximately $43.94 per share. In addition, the Company may decrease the conversion price by any amount for any period of time, subject to approval by the Board of Directors and within the terms of the indenture. The Company received approximately $185,537,000 of proceeds from the sale, net of underwriting and offering costs. The fair value of the convertible senior notes is approximately $178,539,000 at December 31, 2001.

  Stock Offerings

   In March 2001, the Company completed a public offering of 2,500,000 newly issued shares of the Company's common stock. The Company realized approximately $83,850,000 of proceeds from the offering, net of underwriting and offering costs.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   In May 2000, the Company completed a private placement of 2,000,000 newly issued shares of common stock to an institutional investor for cash of $59,400,000, net of offering costs.

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

  Other

   As of December 31, 2001, warrants to purchase approximately 4,000 shares of common stock at $.005 per share were outstanding. The warrants expire in August 2005.

   See Notes 1 and 2 for a description of other common stock transactions.

14. Stock Options

   The Company has employee stock option plans that provide for the granting of options to purchase common shares. The options are generally issued with an exercise price equal to the fair market value on the date of grant and are exercisable over a ten-year period. No compensation expense related to stock options was recorded in 2001, 2000 and 1999.

   Of the options granted in 1999 and 1998, 700,000 vested on July 1, 2001 and 320,000 vested immediately. The remaining options granted vest over the following schedule, which may accelerate upon a change in the Company's controlling ownership.

        Year 1.....................................................  10%
        Year 2.....................................................  30%
        Year 3.....................................................  60%
        Year 4..................................................... 100%

   In June 2000, the Company purchased APSI, which had existing stock option programs in place. The Company converted the outstanding APSI stock options into the Company's stock options as of the purchase date at a conversion ratio equal to the exchange ratio under the merger agreement. As a result, 127,813 options were converted at a weighted-average per share exercise price of approximately $12.88. Approximately 60,307 of the options vested at acquisition with the remaining options vesting at varying dates through 2003.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The following is a summary of stock option activity for the years ended December 31, 2001, 2000 and 1999:

                                                         Weighted average
                                               Shares    price per share
                                              ---------  ----------------
      Options outstanding, December 31, 1998. 8,790,430       $ 5.95
         Options granted.....................   272,156        13.79
         Options canceled....................   (68,230)        9.72
         Options exercised...................  (197,352)        2.76
                                              ---------
      Options outstanding, December 31, 1999. 8,797,004         6.24
         Options granted.....................
         APSI acquisition....................   127,813        12.88
         Options canceled....................   (11,562)        9.78
         Options exercised...................  (994,572)        3.68
                                              ---------
      Options outstanding, December 31, 2000. 7,918,683         6.63
         Options granted.....................    43,575        25.00
         Options canceled....................   (47,622)       12.48
         Options exercised...................  (250,161)        9.12
                                              ---------
      Options outstanding, December 31, 2001. 7,664,475       $ 6.62
                                              =========

   The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                                Options outstanding      Options exercisable
                            ---------------------------- -------------------
                                      Weighted
                                       average  Weighted            Weighted
                                      remaining average             average
                                       life in  exercise            exercise
   Range of exercise prices  Shares     years    price     Shares    price
   ------------------------ --------- --------- -------- ---------  --------
        $0.01..............    71,686    2.1     $ 0.01     71,686   $ 0.01
        $2.30--$3.48....... 3,371,834    1.5       2.37  3,371,834     2.37
        $4.57--$6.96.......   255,276    4.3       5.36    255,276     5.36
        $9.57--$14.50...... 3,884,395    6.3      10.17  3,316,084     9.93
        $20.09--$25.00.....    81,284    9.2      22.72      2,293    20.09
                            ---------                    ---------
                            7,664,475                    7,017,173
                            =========                    =========

   The weighted-average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $25.00 and $6.10 per option during 2001 and 1999, respectively.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

stock options. The Company did not grant any stock options in 2000. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                      2001   2000  1999
                                     ------- ---- -------
                      Expected life. 6 years N/A  6 years
                      Interest rate.    4.0% N/A     6.0%
                      Volatility....   35.4% N/A    29.4%
                      Dividend yield      0% N/A       0%

   Stock-based compensation costs, computed in accordance with FAS 123, would have reduced net income by $3,804,000, $4,598,000, and $2,194,000 in 2001, 2000
and 1999, respectively. The pro forma impact on net income would have reduced basic and diluted earnings per share by $0.05 in 2001, basic and diluted earnings per share by $0.07 in 2000 and basic and diluted earnings per share by $0.04 per share in 1999.

15. Benefit Plans

   The Company's 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. The Company recorded matching contributions of $1,062,000, $594,000, and $399,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

16. Related Party and Certain Other Transactions

Transactions with GKH Entities

   Hanover and GKH Investments ("GKH") are parties to a stockholders agreement which provides, among other things, for GKH's rights of visitation and inspection and Hanover's obligation to provide Rule 144A information to prospective transferees of GKH's Hanover common stock.

   Hanover, GKH and other stockholders (collectively, the "Holders"), who together currently beneficially own approximately 23% of the outstanding Hanover common stock are parties to a Registration Rights Agreement (the "GKH Rights Agreement"). The GKH Rights Agreement generally provides that, if Hanover proposes to register shares of its capital stock or any other securities under the Securities Act, then upon the request of those Holders owning in the aggregate at least 2.5% of Hanover common stock or derivatives thereof (the "Registrable Securities") then held by all of the Holders, Hanover will use its reasonable best efforts to cause the Registrable Securities so requested by the Holders to be included in the applicable registration statement, subject to underwriters' cutbacks. Hanover is required to pay all registration expenses in connection with registrations of Registrable Securities effected pursuant to the GKH Rights Agreement. In addition, any single Holder of Hanover common stock that owns 18% or more of the common stock has the right to demand, on one occasion, the registration of its common stock.

   Hanover and GKH were parties to an agreement whereby, in exchange for investment banking and financial advisory services rendered, the Company agreed to pay a fee to GKH. In February 2001, in full satisfaction of its obligations under this agreement, Hanover paid a one time fee of $2,048,000 to GKH for services rendered under the agreement and the amount was included in accrued liabilities as of December 31, 2000.

   In August 2001, Hanover paid a $4,650,000 fee to GKH as payment for services rendered in connection with Hanover's acquisition of POI and related assets.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   Pursuant to an agreement with GKH which provides for compensation to GKH for services, the Company paid a management fee of $45,000 per month from November 2001 until terminated in early 2002.

   Hanover leases certain compression equipment to an affiliate of Cockrell Oil and Gas, LP, which was owned 50% by GKH until January 2001. The lease is on a month-to-month basis and, for the years ended 2001, 2000 and 1999, approximately $76,000, $228,540 and $228,540, respectively, was billed under the leases. In 2000 and 1999, the Company leased compressors to other companies owned or controlled by or affiliated with related parties. Rental and maintenance revenues billed to these related parties totaled $708,000 and $738,000 during 2000 and 1999, respectively.
Transactions with Schlumberger Entities

   Pursuant to the Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001 (the "Schlumberger Rights Agreement"), between Hanover and Schlumberger Technology Company, Camco International Inc., Schlumberger Surenco, S.A., Schlumberger Oilfield Holdings Limited, Operational Services, Inc. (collectively, the "Schlumberger Companies") Hanover granted to each of the Schlumberger Companies certain registration rights in connection with shares of Hanover common stock (the "Hanover Stock") received by the Schlumberger Companies as consideration for Hanover's acquisition of Production Operators Corporation and related assets. The registration rights granted to the Schlumberger Companies include (i) the right, subject to certain restrictions, to register the Hanover Stock in any registration of securities initiated by Hanover within the period of time beginning on the third anniversary of the date of the Schlumberger Rights Agreement and ending on the tenth anniversary of the date of the Schlumberger Rights Agreement (such period of time, the "Registration Period"), and (ii) the right, subject to certain restrictions, to demand up to five registrations of the Hanover Stock within the Registration Period. Hanover is required to pay all registration expenses in connection with registrations of Hanover Stock pursuant to the Schlumberger Rights Agreement. For a period of three years from the date of the Schlumberger Rights Agreement, the Schlumberger Companies are prohibited from, directly or indirectly, selling or contracting to sell any of the Hanover Stock. The Schlumberger Rights Agreement also provides that none of the Schlumberger Companies shall, without Hanover's written consent, (i) acquire or propose to acquire, directly or indirectly, greater than 25% of the shares of Hanover common stock, (ii) make any public announcement with respect to, or submit a proposal for, any extraordinary transaction involving Hanover, (iii) form or join in any group with respect to the matters set forth in (i) above, or (iv) enter into discussions or arrangements with any third party with respect to the matters set forth in (i) above.

   In August 2001, Hanover purchased POI from Schlumberger. As part of the purchase agreement entered into with respect to the POI Acquisition, the Company is required to make a payment of up to $58,000,000 due upon the completion of a financing of a South American joint venture acquired by the Company. If the joint venture fails to execute the financing or such financing fails to be non-recourse to Hanover, in either case, on or before December 31, 2002, the Company will have the right to put its interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by Hanover to the joint venture. The Company's right to exercise the put expires on January 31, 2003.

   In connection with the POI Acquisition, Hanover issued a $150,000,000 subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the subordinated acquisition note accrues and is payable-in-kind at the rate of 8.5% annually for the first six months after issuance and periodically increases in increments of 1% to 2% per annum to a maximum interest rate 42 months after issuance of 15.5%. In the event of an event of default under the subordinated acquisition note, interest will accrue at a rate of 2% above the then

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

applicable rate. The subordinated acquisition note is subordinated to all of Hanover's indebtedness other than indebtedness to fund future acquisitions. In the event that Hanover completes an offering of equity securities, Hanover is required to apply the proceeds of the offering to repay amounts outstanding under the subordinated acquisition note as long as no default exists or would exist under our other indebtedness as a result of such payment.

   Schlumberger has the right under the POI acquisition agreement, so long as Schlumberger owns at least 5% of Hanover common stock and subject to certain restrictions, to designate one representative to sit on our board of directors.

   For each of the years ended December 31, 2001, 2000 and 1999, Hanover generated revenues of approximately $1,379,000, $918,000 and $1,979,000, respectively, in business dealings with Schlumberger.

   In August 2001, Hanover entered into a five-year strategic alliance with Schlumberger intended to result in the active support of Schlumberger in fulfilling certain of our business objectives. The principal components of the strategic alliance include (1) establishing Hanover as Schlumberger's most favored supplier of compression, natural gas treatment and gas processing equipment worldwide, (2) Schlumberger's coordination and cooperation in further developing our international business by placing our personnel in Schlumberger's offices in six top international markets and (3) providing us with access to consulting advice and technical assistance in enhancing our field automation capabilities.

   During 2001, the Company sold equipment totaling approximately $12,004,000 to an affiliate of Enron Capital and Trade Resources Corp ("Enron").

   In 2000, Hanover advanced cash to certain management employees in return for notes. At December 31, 2001, the notes receivable totaled approximately $1,212,000, bear interest at the prime rate, mature in June 2004 and are collateralized by Hanover common stock owned by the employees with full recourse. The notes and related interest will be forgiven over a four-year period should the employee continue his employment with Hanover. The forgiveness will accelerate upon a change in control of Hanover. Hanover recognized compensation expense related to the forgiveness of these notes receivable that totaled $263,000 and $105,000 during 2001 and 2000, respectively.

   In 2001, Hanover advanced cash of $2,200,000 to Mike McGhan, Chief Executive Officer and President of Hanover, in return for notes. The notes bear interest at 4.88%, mature on April 11, 2006 and are collateralized by personal real estate with full recourse.

   Set forth below is certain information concerning the indebtedness of executive officers and directors to Hanover.

                                               Largest Aggregate
                          Aggregate Amount     Amount Outstanding  Weighted Average Rate
                  Year Outstanding at Year End during- each Year  of Interest at Year End
                  ---- ----------------------- ------------------ -----------------------
Michael J. McGhan 2001       $2,200,000            $2,200,000              4.88%
Charles D. Erwin. 2001       $  632,000            $  769,000               4.8%
Joe C. Bradford.. 2001       $  580,000            $  706,000               4.8%

   Management believes that the terms of the foregoing transactions were no less favorable to Hanover than those that would otherwise be obtainable in an arms' length transactions with unaffiliated third parties.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


17. Commitments and Contingencies

   Rent expense, excluding lease payments for the leasing transactions described in Note 10, for 2001, 2000 and 1999 was approximately $4,008,000, $2,159,000, and $1,320,000 respectively. Commitments for future minimum rental payments exclusive of those disclosed in Note 10 under noncancelable operating leases with terms in excess of one year at December 31, 2001 are (in thousands of dollars): 2002--$4,238; 2003--$3,536; 2004--$2,903; 2005--$2,078; 2006--$830
and none thereafter.

   As part of the POI Acquisition, the Company is required to make a payment of $58,000,000 due upon the completion of a refinancing of a South American joint venture acquired by Hanover. If the joint venture fails to execute the refinancing or such financing fails to be non-recourse to Hanover, in either case, on or before December 31, 2002, the Company will have the right to put its interest in such joint venture back to Schlumberger in exchange for the purchase price allocated to the joint venture, plus the net amount of any capital contributions by the Company to the joint venture. The Company's right to exercise the put expires on January 31, 2003. Since the Company expects the financing to be completed and the $58,000,000 obligation paid in 2002, this obligation is recorded in accrued liabilities in the accompanying balance sheet. The purchase price is also subject to a contingent payment by Hanover to Schlumberger based on the realization of certain tax benefits by Hanover over the next 15 years.

   In the ordinary course of business the Company is involved in various pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Note 21.

18. Accounting for Derivatives

   The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, the Company entered into two interest rate swaps which are outstanding at December 31, 2001 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, however, they were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recognized in leasing expense. These swap transactions expire in July 2003. On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During 2001, the Company recognized an additional unrealized loss of approximately $8,839,000 related to the change in the fair value of these interest rate swaps in other expense in the statement of income because these swaps did not meet the specific hedge criteria as a result of the counterparty's option to extend the interest rate swaps. Further, management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At December 31, 2001, the Company recorded a $5,673,000 in accrued liabilities and $3,419,000 in other long-term liabilities related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income. During the second quarter of 2001, the Company

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

                                        Maturity Strike     Amount
                      Lease               Date    Rate     Notional
          ----------------------------- -------- ------  ------------
          March   2000.................  3/11/05 5.2550% $100,000,000
          August  2000.................  3/11/05 5.2725% $100,000,000
          October  2000................ 10/26/05 5.3975% $100,000,000

   These three swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During 2001, the Company recorded a $6,073,000 loss, net of tax in other comprehensive income, $2,569,000 in accrued current liabilities and $6,774,000 in other long-term liabilities with respect to these three swaps.

   The counterparty to all of the Company's interest rate swap agreements are major international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any conunterparty.

19. New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations. This Statement is effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Companies may no longer use the pooling method for future combinations.

   In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, amortization of goodwill over an estimated useful life will be discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 is effective for Hanover on January 1, 2002. However, under the transition provisions of SFAS 142, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, shall not be amortized. Because the acquisition of POI was consummated after June 30, 2001, the goodwill related to the POI acquisition was not amortized in 2001. The goodwill related to business combinations completed before June 30, 2001 continued to be amortized in 2001 because Hanover had not adopted SFAS 142. The Company expects the adoption of SFAS No. 142 to have an impact on future financial statements, due to the discontinuation of goodwill amortization expense. For 2001, goodwill amortization expense was $11,626,000 based on goodwill of approximately $195,991,000 related to acquisitions which were completed before June 30, 2001. The transition provisions of SFAS 142 require the Company to perform an initial impairment assesment of goodwill by June 30, 2002. The Company is currently performing the initial assessment and evaluating the effect the implementation of the impairment assessment provisions of SFAS 142 will have on its financial statements.

   In June 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for Hanover effective January 1, 2003. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions of SFAS No. 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the new standard and believes that it will have no material effect on its consolidated results of operations, cash flows or financial position.

20.  Restatement

   In conjunction with a review of our joint ventures and other transactions conducted by our management and Board of Directors in early 2002, the Company determined that restatement was appropriate for the year ended December 31, 2000. The net effect of this restatement was as follows: (i) a decrease in revenues of $37,748,000, from $603,829,000 to $566,081,000; (ii) a decrease in income before taxes of $11,999,000, from $93,470,000 to $81,471,000; (iii) a decrease in net income of $7,535,000, from $58,699,000 to $51,164,000; and (iv)
a decrease in earnings per common share of $0.12 basic and $0.11 diluted for the year ended December 31, 2000.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999



   The transactions involved in the restatement, which are detailed further below are: (i) the Cawthorne Channel project in Nigeria initially conducted through the Hampton Roads joint venture; (ii) the acquisition of two compressors in a non-monetary exchange transaction; (iii) a compressor sale transaction; and (iv) the sale of a turbine engine. The impact of the restatement for the year ended December 31, 2000 is summarized in the tables below:

                                                                Acquisition of
                                             Cawthorne Channel   Compressors
                                            Project in Nigeria/    In Non-     Compressor  Sale of
                                               Hampton Roads       Monetary       Sale     Turbine
                                   As Filed    Joint Venture       Exchange    Transaction Engine   Restated
                                   -------- ------------------- -------------- ----------- -------  --------
Revenues:
   Rentals........................ $254,515                                                         $254,515
   Parts, service and used
     equipment....................  151,707                                     $(12,004)  $(7,500)  132,203
   Compressor fabrication.........   96,838      $ (6,568)                                            90,270
   Production and processing
     equipment fabrication........   88,572        (9,451)                                            79,121
   Gain on sale of other assets...    4,113                        $(2,225)                            1,888
   Gain on change in interest
     in non-consolidated
     affiliate....................      864                                                              864
   Other..........................    7,220                                                            7,220

                                   --------      --------          -------      --------   -------  --------
       Total revenues.............  603,829       (16,019)          (2,225)      (12,004)   (7,500)  566,081

                                   --------      --------          -------      --------   -------  --------
Expenses:
   Rentals........................   87,992                                                           87,992
   Parts, service and used
     equipment....................  103,276                                       (7,954)   (6,194)   89,128
   Compressor fabrication.........   81,996        (5,242)                                            76,754
   Production and processing
     equipment fabrication........   69,281        (6,597)                                            62,684
   Selling, general and
     administrative...............   54,606            26                                             54,632
   Depreciation and
   amortization...................   52,882                                                           52,882
   Lease expense..................   45,484                                                           45,484
   Interest expense...............    8,473           212                                              8,685
   Distributions on
     mandatorily redeemable
     convertible preferred
     Securities...................    6,369                                                            6,369

                                   --------      --------          -------      --------   -------  --------
       Total expenses.............  510,359       (11,601)                        (7,954)   (6,194)  484,610

                                   --------      --------          -------      --------   -------  --------
Income before income taxes........   93,470        (4,418)          (2,225)       (4,050)   (1,306)   81,471
Provision for income taxes........   34,771        (1,644)            (827)       (1,507)     (486)   30,307

                                   --------      --------          -------      --------   -------  --------
Net income........................ $ 58,699      $ (2,774)         $(1,398)     $ (2,543)  $  (820) $ 51,164

                                   ========      ========          =======      ========   =======  ========
Earnings per common share:
   Basic.......................... $   0.95                                                         $   0.83
   Diluted ....................... $   0.88                                                         $   0.77

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


                                                                             Restatement
                                                                   As filed     Items     Restated
                                                                  ---------- ----------- ----------
Accounts receivable, net......................................... $  242,526  $(19,504)  $  223,022
Inventory........................................................    139,248     6,194      145,442
Costs and estimated earnings in excess of billings on uncompleted
  contracts......................................................     38,665   (13,689)      24,976
Property, plant and equipment, net...............................    583,586    (9,990)     573,596
Intangible and other assets, net.................................     65,707      (776)      64,931
Total assets.....................................................  1,289,521   (37,765)   1,251,756
Accrued liabilities..............................................     49,205    (2,500)      46,705
Other liabilities................................................    158,661   (25,766)     132,895
Deferred income taxes............................................    105,369    (1,964)     103,405
Total liabilities................................................    563,278   (30,230)     533,048
Retained earnings................................................    158,885    (7,535)     151,360
Total liabilities and common stockholders' equity................  1,289,521   (37,765)   1,251,756

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

   In September 2000, a joint venture known as Hampton Roads Shipping Investors II, L.L.C. ("Hampton Roads") was formed to own the gas processing facilities and lease them to Global. The Company purchased a 25% interest in Hampton Roads for $1,250,000 and entered into a turn-key construction contract with Hampton Roads to construct the facilities. The equipment, which had a sale price of $51,000,000, was to be used pursuant to a 10-year contract on behalf of Shell to commence September 30, 2001. In the first quarter of 2001, the scope of the project was reduced to approximately $43,000,000 and the contract term was extended to 15 years with a projected start date of September 2003. As the project has not yet started, the Company has recorded no income attributable to its equity ownership in the venture.

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

                       December 31, 2001, 2000 and 1999



Acquisition of Compressors In Non-Monetary Exchange

   In the third quarter of 2000, the Company entered into an acquisition of two compressors in a non-monetary exchange transaction with an independent oil and gas producer. In the transaction, the Company acquired the two compressors in exchange for certain gas reservoir rights that the Company had obtained in settlement of a payment default by one of its customers. The Company accounted for the transaction as an exchange of non-monetary assets and recorded $2,225,000 in revenue and pre-tax income in 2000. Based upon the evaluation of new information related to this transaction, the Company has determined that it should not have recognized a gain on this transaction.

Compressor Sale Transaction

   The Company sold 33 gas compressors to a gas pipeline system then controlled by Enron for $12,004,000 pursuant to invoices issued in December 2000. The Company recorded $4,050,000 of pre-tax income from the transaction in the fourth quarter of 2000. In January 2001, the Company entered into an agreement with its customer to provide transition services and settle claims between the parties arising from the operation of the compressors prior to their sale. The agreement also provided for the issuance of a bill of sale. Upon further evaluation of the transaction, the Company has determined that it should have recognized the gain on this transaction when it issued the bill of sale in January 2001 rather than in December 2000.

Sale of Turbine Engine

   In the fourth quarter of 2000, the Company entered the non-oil field power generation market to take advantage of rising electricity demand and purchased used turbines to carry out this effort. In connection with this effort, the Company agreed to sell a turbine on extended credit and recognized revenues of $7,500,000 and $1,306,000 of pre-tax income in the fourth quarter of 2000. Upon further evaluation of the transaction, the Company determined that revenue should have been recognized for this transaction at the time that collectibility of the sales price was reasonably assured. Since full payment on the $7,500,000 turbine sale was received in the fourth quarter of 2001, the Company recorded the sale and related $1,306,000 of pre-tax income in that quarter.

Reclassification

   The Company determined that the deferred gain related to the 1999 and 2000 leases was calculated in error. A reclassification between property, plant and equipment and other liabilities has been made to correct this matter. This reclassification had no impact on net income.

21. Subsequent Events

   Commencing in February 2002, approximately 14 of class action lawsuits were filed against the Company and certain of our officers and directors in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. In addition, commencing in February 2002, three derivative actions were filed in various state and federal courts. The Company believes the allegations in these cases are without merit and intend to defend them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages,

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations or cash flows.

   The Fort Worth District Office of the Securities and Exchange Commission has requested Hanover to provide information relating to the matters involved in Hanover's restatement of its financial results for the year ended December 31, 2000 and the nine months ended September 30, 2001. Hanover is cooperating fully with the SEC's request. It is too soon to tell whether the outcome of this inquiry will have a material effect on the Company's results of operations or cash flows

22. Industry Segments and Geographic Information

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

   The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily redeemable convertible preferred securities and income taxes. Amounts defined as "Other" include equity in income of nonconsolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost, except for compressor fabrication sales which are accounted for on an arms length basis. Intersegment sales and any resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly. Capital expenditures include fixed asset purchases.

   No single customer accounts for 10% or more of the Company's revenues for all periods presented. One vendor accounted for approximately $41,200,000 of the Company's purchases in 2000.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 2001, 2000 and 1999.

  Industry Segments

                                                         Parts,
                                                         service              Production
                             Domestic     International and used  Compressor   equipment
                             rentals         rentals    equipment fabrication fabrication  Other  Eliminations Consolidated
                            ----------    ------------- --------- ----------- ----------- ------- ------------ ------------
                                                       (in thousands of dollars)
2001:
   Revenues from external
    customers.............. $  269,874      $130,902    $251,816   $223,519    $184,040   $18,058  $            $1,078,209
   Intersegment sales......                    2,858      72,930    112,748       7,110     4,600   (200,246)
                            ----------      --------    --------   --------    --------   -------  ---------    ----------
      Total revenues.......    269,874       133,760     324,746    325,580     191,150    22,658   (200,246)    1,078,209
   Gross profit............    174,671        85,107      79,073     35,397      36,216    18,058                  428,522
   Identifiable assets.....  1,341,875       479,281      74,251    227,721     126,275    23,563                2,272,966
   Capital expenditures....    471,753       137,805       6,763        399      24,626    20,118                  661,464
   Depreciation and
    amortization...........     45,743        33,685       2,996      4,774       3,362                             90,560
2000:
   Revenues from external
    customers.............. $  173,195      $ 81,320    $132,203   $ 90,270    $ 79,121   $ 9,972               $  566,081
   Intersegment sales......                    1,200      31,086     89,963       3,653     7,413  $(133,315)
                            ----------      --------    --------   --------    --------   -------  ---------    ----------
      Total revenues.......    173,195        82,520     163,289    180,233      82,774    17,385   (133,315)      566,081
   Gross profit............    112,859        53,664      43,075     13,516      16,437     9,972                  249,523
   Identifiable assets.....    493,728       286,747      21,627    311,568      92,601    45,485                1,251,756
   Capital expenditures....    219,277        58,801                    874         723                            279,675
   Depreciation and
    amortization...........     30,102        15,117         160      4,381       3,122                             52,882
1999:
   Revenues from external
    customers.............. $  136,430      $ 56,225    $ 42,518   $ 52,531    $ 28,037   $ 7,479               $  323,220
   Intersegment sales......                    1,200      38,656     75,139       4,821            $(119,816)
                            ----------      --------    --------   --------    --------   -------  ---------    ----------
      Total revenues.......    136,430        57,425      81,174    127,670      32,858     7,479   (119,816)      323,220
   Gross profit............     90,246        37,460      14,602      8,868       7,204     7,479                  165,859
   Identifiable assets.....    529,667       149,968                 47,608      23,511     5,756                  756,510
   Capital expenditures....    180,593        99,535                  1,469       1,343                            282,940
   Depreciation and
    amortization...........     24,448        11,158                    702       1,029                             37,337

  Geographic Data

                                                        Other
                                      United States International Consolidated
                                      ------------- ------------- ------------
                                             (in thousands of dollars)
 2001:
    Revenues from external customers.  $  767,951     $310,258     $1,078,209
    Identifiable assets..............  $1,713,117     $559,849     $2,272,966

 2000:
    Revenues from external customers.  $  444,094     $121,987     $  566,081
    Identifiable assets..............  $  936,288     $315,968     $1,251,756

 1999:
    Revenues from external customers.  $  936,288     $ 60,138     $  323,220
    Indentifiable assets.............  $  603,368     $153,142     $  756,510

--------
(1) Identifiable assets for international operations include approximately $264,558 related to Venezuela, of which approximately $152,459 relates to the joint ventures acquired in connection with the POI acquisition completed in August 2001.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


23. Other Expenses

   Other expenses during 2001 were $18,566,000, which included a $2,750,000 bridge loan commitment fee associated with Hanover's acquisition of POI, a $5,013,000 write down of an investment in Aurion, a $965,000 litigation settlement, $8,839,000 from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see Note 18 to Consolidated Financial Statements) and $999,000 in other non-operating expenses.

                          HANOVER COMPRESSOR COMPANY

                  SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

   The table below sets forth selected unaudited financial information for each quarter of the two years:

                                                        1st       2nd       3rd       4th
                                                      quarter   quarter   quarter  quarter(1)
                                                     --------  --------  --------  ----------
                                                     (in thousands, except per share amounts)
2001:
   Revenue(3)....................................... $229,944  $245,429  $282,294   $320,542
   Gross profit(3)..................................   93,368    97,722   113,583    123,849
   Net income(3)....................................   19,809    21,194    19,848     11,786
   Earnings per common and common equivalent share:
       Basic(2)(3).................................. $   0.30  $   0.30  $   0.27   $   0.15
       Diluted(2)(3)................................ $   0.27  $   0.28  $   0.26   $   0.14

2000:
   Revenue.......................................... $ 90,557  $117,084  $148,960   $209,480
   Gross profit.....................................   48,326    55,931    64,745     80,521
   Net income.......................................   11,165    12,773    12,395     14,831
   Earnings per common and common equivalent share:
       Basic(2)..................................... $   0.19  $   0.21  $   0.19   $   0.22
       Diluted(2)................................... $   0.18  $   0.20  $   0.18   $   0.21

--------
(1) The Company incurred other expenses during the fourth quarter of 2001 which included a $5,013,000 write down of an investment in Aurion, a $965,000 litigation settlement, and $999,000 in other non-operating expenses. In addition, the Company incurred a $5,511,000 translation loss related to its foreign operations, primarily in Argentina and Venezuela.
(2) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.
(3) The Company restated the 2001 1st, 2nd and 3rd quarters for certain revenue recognition matters as disclosed in each of the quarters Form 10-Q/A. The impact is as follows:

                                                   1st        2nd        3rd
                                                 quarter    quarter    quarter
-                                               ---------- ---------- ----------
                                                Increase/  Increase/  Increase/
                                                (Decrease) (Decrease) (Decrease)
                                                ---------- ---------- ----------
Revenue........................................  $10,025    $(17,657)  $(17,489)
Gross profit...................................    3,480      (2,248)  $ (3,366)
Net income.....................................    1,180      (2,210)  $ (2,616)
Earnings per common and common equivalent share
   Basic.......................................  $  0.02    $  (0.03)  $  (0.04)
   Diluted.....................................  $  0.01    $  (0.03)  $  (0.03)

                                  SCHEDULE II

                          HANOVER COMPRESSOR COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            Additions
                                                 Balance at Charged to               Balance at
                                                 Beginning  Costs and                  End of
                  Description                    of Period   Expenses  Deductions      Period
                  -----------                    ---------- ---------- ----------    ----------
Allowance for doubtful
  accounts deducted from
  accounts receivable in the
  balance sheet--
   2001......................................... $2,659,000 $4,860,000 $1,219,000(1) $6,300,000
   2000.........................................  1,730,000  3,198,000  2,269,000(1)  2,659,000
   1999.........................................  1,212,000  1,476,000   958,000 (1)  1,730,000
Allowance for obsolete and slow moving inventory
  deducted from inventories in the balance sheet
   2001.........................................    560,000 $2,336,000 $  795,000(2) $2,101,000

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off at cost, net of value received.