Form 10-K/A
period 2001-12-31
HANOVER COMPRESSOR CO /
filed 2002-04-17
CIK 909413

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------

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

   The Index to Exhibits is on page 40.
================================================================================

EXPLANATORY NOTE: The purpose of this 10-K/A is to make certain non-substantive corrections to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

   In April 2001, we acquired certain assets of Power Machinery, Inc. for approximately $2.6 million in cash and 108,625 shares of Hanover common stock valued at approximately $3.8 million.

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

   In June 2000, we purchased common stock of Applied Process Solutions, Inc. ("APSI") for 2,303,294 shares of Hanover common stock and assumed $16.0 million of APSI's outstanding debt. The estimated value of the stock issued was approximately $54.8 million, based upon quoted market price for our common stock reduced by a discount due to the restriction on the stock's marketability.

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

                                      Number   Aggregate
                                        of     Horsepower      % of
         Range of Horsepower per Unit Units  (in thousands) Horsepower
         ---------------------------- ------ -------------- ----------
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

                                                                                         Year Ended December 31,
                                                                            --------------------------------------------------
                                                                               2001      2000(1)     1999      1998     1997
                                                                            ----------  ---------- --------  -------- --------
                                                                                        (Restated)
Income Statement Data:
   Revenues:
      Rentals.............................................................. $  400,776   $254,515  $192,655  $147,609 $100,685
      Parts, service and used equipment....................................    251,816    132,203    42,518    29,538   10,808
      Compressor fabrication...............................................    223,519     90,270    52,531    67,453   49,764
      Production and processing equipment fabrication......................    184,040     79,121    28,037    37,466   37,052
      Equity in income of non-consolidated affiliates......................      9,350      3,518     1,188     1,369
      Gain on change in interest in non-consolidated affiliate.............                   864
      Other................................................................      8,708      5,590     6,291     2,916    1,084
                                                                            ----------   --------  --------  -------- --------
         Total revenues (2)................................................  1,078,209    566,081   323,220   286,351  199,393
                                                                            ----------   --------  --------  -------- --------
   Expenses:
      Rentals..............................................................    140,998     87,992    64,949    49,386   35,113
      Parts, service and used equipment....................................    172,743     89,128    27,916    21,735    6,955
      Compressor fabrication...............................................    188,122     76,754    43,663    58,144   41,584
      Production and processing equipment fabrication......................    147,824     62,684    20,833    25,781   26,375
      Selling, general and administrative..................................    100,980     54,632    33,782    26,626   21,514
      Depreciation and amortization........................................     90,560     52,882    37,337    37,154   28,439
      Leasing expense......................................................     70,435     45,484    22,090     6,173
      Interest expense.....................................................     17,540      8,685     8,786    11,716   10,728
      Foreign currency translation.........................................      6,658
      Distributions on mandatorily redeemable convertible preferred
       securities..........................................................      6,373      6,369       278
      Other ...............................................................     18,566
                                                                            ----------   --------  --------  -------- --------
         Total expenses....................................................    960,799    484,610   259,634   236,715  170,708
                                                                            ----------   --------  --------  -------- --------
Income before income taxes.................................................    117,410     81,471    63,586    49,636   28,685
Provision for income taxes.................................................     44,609     30,307    23,145    19,259   11,043
                                                                            ----------   --------  --------  -------- --------
Net income before cumulative effect of accounting change...................     72,801     51,164    40,441    30,377   17,642
   Cumulative effect of accounting change for derivative instruments, net
    of tax.................................................................       (164)
                                                                            ----------   --------  --------  -------- --------
Net income.................................................................     72,637     51,164    40,441    30,377   17,642
Other comprehensive (loss) income, net of tax:
   Change in fair value of derivative financial instruments................     (6,073)
   Foreign currency translation adjustment.................................        (27)      (146)     (463)      152
                                                                            ----------   --------  --------  -------- --------
Comprehensive income....................................................... $   66,537   $ 51,018  $ 39,978  $ 30,529 $ 17,642
                                                                            ==========   ========  ========  ======== ========
Diluted net income available to common stockholders:
   Net income before cumulative effect of accounting change................ $   72,801   $ 51,164  $ 40,441  $ 30,377 $ 17,642
   Distributions on mandatorily redeemable convertible preferred
    securities, net of income tax..........................................      4,142
   Cumulative effect of accounting change for derivative instruments, net
    of tax.................................................................       (164)
                                                                            ----------   --------  --------  -------- --------
Diluted net income available to common stockholders........................ $   76,779   $ 51,164  $ 40,441  $ 30,377 $ 17,642
                                                                            ==========   ========  ========  ======== ========
Earnings per common share:
   Basic(3)................................................................ $     1.00   $   0.83  $   0.71  $   0.53 $   0.34
                                                                            ==========   ========  ========  ======== ========
   Diluted(3).............................................................. $     0.95   $   0.77  $   0.66  $   0.50 $   0.32
                                                                            ==========   ========  ========  ======== ========
Weighted average common and common equivalent shares:
   Basic(3)................................................................     72,355     61,831    57,048    56,936   51,246
                                                                            ----------   --------  --------  -------- --------
   Diluted(3)..............................................................     81,175     66,366    61,054    60,182   54,690
                                                                            ----------   --------  --------  -------- --------

                                                                            Year Ended December 31,
                                                             -----------------------------------------------------
                                                                2001        2000       1999      1998      1997
                                                             ----------  ----------  --------  --------  ---------
Other Data:
   EBITDAR(4)............................................... $  302,318  $  194,891  $132,077  $104,679  $  67,852
Cashflows provided by (used in):
   Operating activities..................................... $  154,080  $   31,658  $ 68,222  $ 31,147  $  32,219
   Investing activities.....................................   (483,583)    (69,393)  (92,114)  (14,699)  (164,490)
   Financing activities.....................................    307,259      77,589    18,218    (9,328)   129,510
Balance Sheet Data (end of period):
   Working capital.......................................... $  275,824  $  285,443  $107,966  $113,264  $  58,027
   Net property, plant and equipment........................  1,153,691     573,596   497,465   392,498    394,070
   Total assets.............................................  2,272,966   1,251,756   756,510   614,590    506,452
   Long-term debt...........................................    504,260     110,935    69,681   156,943    158,838
   Mandatorily redeemable convertible preferred securities..     86,250      86,250    86,250
   Common stockholders' equity..............................  1,043,203     632,458   367,914   315,470    287,028

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

   Revenues from rentals increased by $146.3 million, or 57%, to $400.8 million during 2001 from $254.5 million during 2000. Domestic revenues from rentals increased by $96.7 million, or 56%, to $269.9 million during 2001 from $173.2 million during 2000. International rental revenues increased by $ 49.6 million, or 61%, to $130.9 million during 2001 from $81.3 million during 2000. The increase in both domestic and international rental revenue resulted from expansion of our rental fleet and business acquisitions completed in 2001 and 2000. At December 31, 2001, the compressor rental fleet consisted of approximately 3,477,000 horsepower, a 62% increase over the 2,151,000 horsepower in the rental fleet at December 31, 2000. Domestically, the rental fleet increased by 955,000 horsepower, or 55%, during 2001 and internationally by 371,000 horsepower, or 90%.

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

   Selling, general and administrative expenses increased $ 46.4 million, or 85%, to $101.0 million during 2001 from $54.6 million during 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with business acquisitions completed during 2001 and 2000 as well as increased activity in the our business segments.

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

   In August 2001 and in connection with the POI Acquisition, we completed two sale and leaseback transactions involving certain compression equipment. Concurrent with these transactions, we exercised our purchase option under our July 1998 operating lease for $200 million. Under one transaction, we received $309.3 million proceeds from the sale of compression equipment. Under the second transaction, we received $257.8 million from the sale of additional compression equipment. Both transactions are recorded as a sale and leaseback of the equipment and are recorded as operating leases. Under the first transaction, the equipment was sold and leased back by us for a seven year period and will continue to be deployed by us under our normal operating procedures. The agreement calls for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $245,000. Under the second transaction, the equipment was sold and leased back by us for a ten year period and will continue to be deployed by us under our normal operating procedures. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $213,000. We have options to repurchase the equipment under certain conditions as defined by the lease agreement. Through December 31, 2001, we incurred transaction costs of approximately $17.9 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

   In October 2000, we completed a $172.6 million sale and leaseback of compression equipment. In March 2000, we entered into a separate $200 million sale and leaseback of compression equipment. Under the March agreement, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000 and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. In June 1999 and in July 1998, we completed two other separate $200 million sale and leaseback transactions of compression equipment. Under the lease agreements, the equipment was sold and leased back by us for a five year term and will be utilized by us in our business. We have options to repurchase the equipment under the 2000 and 1999 leases as defined under certain conditions by the lease agreement. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate. We incurred an aggregate of approximately $8.1 million in transactions costs for the leases entered into in 2000, 1999 and 1998, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

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

   In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. We are currently evaluating the full impact of the measures taken by the Argentine government. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 8% of our EBITDAR. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina may be adversely affected which could result in reductions in Hanover's net income.

   In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. For the year ended December 31, 2001, our Venezuelan operations represented approximately 7% of our revenue and 11% of our EBITDAR.

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

   We are exposed to interest rate risk on borrowings under our floating rate revolving credit facility. At December 31, 2001, $157 million was outstanding bearing interest at a weighted average effective rate of 3.89% per annum. Assuming a hypothetical 10% increase in weighted average interest rate from those in effect at December 31, 2001, the increase in annual interest expense for advances under this facility would be approximately $0.6 million. At December 31, 2001, we are exposed to variable rental rates on the equipment leases it entered into in June 1999, October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at quarter end, the increase in annual leasing expense on these equipment leases would be approximately $1.9 million. We do not currently use derivative financial instruments to mitigate foreign currency risk, although recent economic events in Argentina may motivate us to do so,

   In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. We are currently evaluating the full impact of the measures taken by the Argentine government. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 8% of our EBITDAR. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina may be adversely affected which could result in reductions in Hanover's net income.

   In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. For the year ended December 31, 2001, our Venezuelan operations represented approximately 7% of our revenue and 11% of our EBITDAR.

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

       Report of Independent Accountants........................ F-1
       Consolidated Balance Sheet............................... F-2
       Consolidated Statement of Income and Comprehensive Income F-3
       Consolidated Statement of Cash Flows..................... F-4, F-5
       Consolidated Statement of Common Stockholders' Equity.... F-6
       Notes to Consolidated Financial Statements............... F-7
       Selected Quarterly Financial Data (unaudited)............ F-37

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

Date: April 17, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   /S/  MICHAEL J. MCGHAN     President and Chief Executive April 17, 2002
-----------------------------   Officer (Principal
      Michael J. McGhan         Executive Officer and
                                Director)

    /S/  JOHN E. JACKSON      Chief Financial Officer       April 17, 2002
-----------------------------   (Principal Financial and
       John E. Jackson          Accounting Officer)

   /S/  VICTOR E. GRIJALVA    Director                      April 17, 2002
-----------------------------
     Victor E. Grijalva

    /S/  TED COLLINS, JR.     Director                      April 17, 2002
-----------------------------
      Ted Collins, Jr.

   /S/  ROBERT R. FURGASON    Director                      April 17, 2002
-----------------------------
     Robert R. Furgason

    /S/  MELVYN N. KLEIN      Director                      April 17, 2002
-----------------------------
       Melvyn N. Klein

----------------------------- Director                      April   , 2002
     Michael A. O'Connor

----------------------------- Director                      April   , 2002
     Alvin V. Shoemaker

  /S/  WILLIAM S. GOLDBERG    Director                      April 17, 2002
-----------------------------
     William S. Goldberg

     /S/  I. JON BRUMLEY      Director                      April 17, 2002
-----------------------------
       I. Jon Brumley

      /S/  GORDON HALL        Director                      April 17, 2002
-----------------------------
         Gordon Hall

----------------------------- Director                      April   , 2002
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

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
April 16, 2002

                          HANOVER COMPRESSOR COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                                                       December 31,
                                                                                 ------------------------
                                                                                    2001         2000
                                                                                 ----------  -------------
                                                                                               Restated
                                                                                             (See Note 20)
                                                                                 (in thousands of dollars,
                                                                                 except for par value and
                                                                                      share amounts)
                                                 ASSETS
Current assets:
   Cash and cash equivalents.................................................... $   23,191   $   45,484
   Accounts receivable, net.....................................................    272,450      223,022
   Inventory....................................................................    216,405      145,442
   Costs and estimated earnings in excess of billings on uncompleted contracts..     59,099       24,976
   Prepaid taxes................................................................     19,990       19,948
   Other current assets.........................................................     24,719       12,384
                                                                                 ----------   ----------
       Total current assets.....................................................    615,854      471,256
Property, plant and equipment, net..............................................  1,153,691      573,596
Goodwill, net...................................................................    245,478      141,973
Intangible and other assets.....................................................     79,615       38,479
Investment in non-consolidated affiliates.......................................    178,328       26,452
                                                                                 ----------   ----------
          Total assets.......................................................... $2,272,966   $1,251,756
                                                                                 ==========   ==========

                               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt......................................... $    5,553   $    2,423
   Short-term notes payable.....................................................                  10,073
   Accounts payable, trade......................................................    119,077       88,651
   Accrued liabilities..........................................................    155,108       46,705
   Advance billings.............................................................     53,140       32,292
   Billings on uncompleted contracts in excess of costs and estimated earnings..      7,152        5,669
                                                                                 ----------   ----------
       Total current liabilities................................................    340,030      185,813
Long-term debt..................................................................    504,260      110,935
Other liabilities...............................................................    131,519      132,895
Deferred income taxes...........................................................    167,704      103,405
                                                                                 ----------   ----------
          Total liabilities.....................................................  1,143,513      533,048
                                                                                 ----------   ----------
Commitments and contingencies (Note 17).........................................
Mandatorily redeemable convertible preferred securities.........................     86,250       86,250
Common stockholders' equity:
   Common stock, $.001 par value; 200,000,000 shares authorized; 79,228,179 and
     66,454,703 shares issued and outstanding...................................         79           66
   Additional paid-in capital...................................................    828,939      483,737
   Notes receivable--employee stockholders......................................     (2,538)      (1,531)
   Accumulated other comprehensive income (loss)................................     (6,557)        (457)
   Retained earnings............................................................    223,997      151,360
   Treasury stock--75,739 common shares, at cost................................       (717)        (717)
                                                                                 ----------   ----------
       Total common stockholders' equity........................................  1,043,203      632,458
                                                                                 ----------   ----------
          Total liabilities and common stockholders' equity..................... $2,272,966   $1,251,756
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

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                                 -------------------------------
                                                                                   2001       2000       1999
                                                                                 ---------  ---------  ---------
                                                                                             Restated
                                                                                          (See Note 20)
                                                                                    (in thousands of dollars)
Cash flows from operating activities:
    Net income.................................................................. $  72,637  $  51,164  $  40,441
    Adjustments:
       Depreciation and amortization............................................    90,560     52,882     37,337
       Amortization of debt issuance costs and debt discount....................       831      1,050        884
       Bad debt expense.........................................................     4,860      3,198      1,475
       Gain on sale of property, plant and equipment............................    (4,208)   (10,421)    (5,927)
       Equity in income of nonconsolidated affiliates...........................    (9,350)    (3,518)    (1,188)
       Loss (gain) on non-consolidated affiliates...............................     4,629       (864)
       Loss on derivative instruments...........................................     9,092
       Deferred income taxes....................................................    32,345     28,843     11,396
       Changes in assets and liabilities, excluding business combinations:
          Accounts receivable and notes.........................................   (17,212)   (90,149)   (23,974)
          Inventory.............................................................   (45,633)   (38,774)    (1,918)
          Costs and estimated earnings versus billings on
            uncompleted contracts...............................................   (32,640)    (7,964)     3,293
          Accounts payable and other liabilities................................    21,168     45,693     11,969
          Advance billings......................................................    20,848     (4,031)     3,634
          Other.................................................................     6,153      4,549     (9,200)
                                                                                 ---------  ---------  ---------
             Net cash provided by operating activities..........................   154,080     31,658     68,222
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
    Capital expenditures........................................................  (661,391)  (275,128)  (282,940)
    Payments for deferred lease transaction costs...............................   (18,177)    (4,547)
    Proceeds from sale of property, plant and equipment.........................   590,763    410,915    223,037
    Proceeds from sale of investment in non-consolidated subsidiary.............     3,143
    Cash used for business acquisitions, net....................................  (386,056)  (196,562)   (35,311)
    Cash returned from unconsolidated subsidiary................................                           8,000
    Cash used to acquire investments in unconsolidated subsidiaries.............   (11,865)    (4,071)    (4,900)
                                                                                 ---------  ---------  ---------
             Net cash used in investing activities..............................  (483,583)   (69,393)   (92,114)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
    Net borrowings (repayments) on revolving credit facility....................    54,500     40,400    (64,400)
    Payments for debt issue costs...............................................    (3,390)
    Issuance of common stock, net...............................................    83,850     59,400
    Proceeds from mandatorily redeemable convertible preferred
      securities, net...........................................................                          82,940
    Proceeds from warrant conversions and stock options exercises...............     2,280      3,608        545
    Issuance of convertible senior notes, net...................................   185,537
    Repayment of long-term debt and short-term notes............................   (15,580)   (27,695)    (8,357)
    Repayments of shareholder notes.............................................        62      1,876      7,490
                                                                                 ---------  ---------  ---------
             Net cash provided by financing activities..........................   307,259     77,589     18,218
                                                                                 ---------  ---------  ---------
Effect of exchange rate changes on cash and equivalents.........................       (49)      (126)       (73)
                                                                                 ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............................   (22,293)    39,728     (5,747)
Cash and cash equivalents at beginning of year..................................    45,484      5,756     11,503
                                                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year........................................ $  23,191  $  45,484  $   5,756
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

                          HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2001, 2000 and 1999

                                                                           Accumulated              Notes
                                               Common stock    Additional     other              receivable-  Restated
                                             -----------------  paid-in   comprehensive Treasury   employee   Retained
                                               Shares   Amount  capital   income (loss)  stock   stockholders earnings
                                             ---------- ------ ---------- ------------- -------- ------------ --------
                                                           (in thousands of dollars, except share data)
Balance at December 31, 1998................ 57,180,944  $57    $268,977     $   152    $(3,325)   $(10,146)  $ 59,755
Conversion of warrants......................     52,678    1
Exercise of stock options...................    197,352              545
Other comprehensive loss....................                                    (463)
Issuance of common stock to employees.......     74,900              731                               (731)
Issuance of 183,700 treasury shares at
 $17.96 per share...........................                       1,561                  1,739
Repayment of employee stockholder notes.....                                                          7,490
Income tax benefit from stock options
 exercised..................................                       1,176
Other.......................................                         (46)
Net income..................................                                                                    40,441
                                             ----------  ---    --------     -------    -------    --------   --------
Balance at December 31, 1999................ 57,505,874  $58    $272,944     $  (311)   $(1,586)   $ (3,387)  $100,196
Conversion of warrants......................    684,770
Exercise of stock options...................    994,572    1       3,607
Other comprehensive loss....................                                    (146)
Issuance of common stock, net...............  2,000,000    2      59,398
Issuance of common stock for acquisitions...  5,269,487    5     136,569
Issuance of 91,727 treasury shares at $35.98
 per share..................................                       2,431                    869
Repayment of employee stockholder notes.....                                                          1,876
Income tax benefit from stock options
 exercised..................................                       8,813
Other.......................................                         (25)                               (20)
Net income..................................                                                                    51,164
                                             ----------  ---    --------     -------    -------    --------   --------
Balance at December 31, 2000 (Restated See
 Note 20)................................... 66,454,703  $66    $483,737     $  (457)   $  (717)   $ (1,531)  $151,360
Exercise of stock options...................    250,161    1       3,807
Cumulative translation adjustment...........                                     (27)
Change in fair value of derivative financial
 instrument, net of tax.....................                                  (6,073)
Issuance of common stock, net...............  2,500,000    2      83,848
Issuance of common stock for acquisitions...  9,980,540   10     254,220
Issuance of common stock to employees.......     42,775            1,069                             (1,069)
Repayment of employee stockholder notes.....                                                             62
Income tax benefit from stock options
 exercised..................................                       1,618
Other.......................................                         640
Net income..................................                                                                    72,637
                                             ----------  ---    --------     -------    -------    --------   --------
Balance at December 31, 2001................ 79,228,179  $79    $828,939     $(6,557)   $  (717)   $ (2,538)  $223,997
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

  Long-Lived Assets

   The Company reviews for the impairment of long-lived assets, including property, plant and equipment, goodwill, intangibles and investments in non-consolidated affiliates whenever events or changes in

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair market value.

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

  Foreign Currency Translation

   The financial statements of subsidiaries outside the U.S., except those located in Latin America and highly inflationary economies, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries located in Latin America and highly inflationary economies, translation gains and losses are included in net income.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


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

   In April 2001, we acquired certain assets of Power Machinery, Inc. for approximately $2,569,000 in cash and 108,625 shares of the Company's common stock valued at approximately $3,853,000.

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
                                        ========== ========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


4. Compressor and Production Equipment Fabrication Contracts

   Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

                                                     December 31,
                                                 --------------------
                                                    2001       2000
                                                 ----------  --------
         Costs incurred on uncompleted contracts $  129,952  $ 58,302
         Estimated earnings.....................     25,654     8,414
                                                 ----------  --------
                                                    155,606    66,716
         Less--billings to date.................   (103,659)  (47,409)
                                                 ----------  --------
                                                 $   51,947  $ 19,307
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

   In August 2001, the Company exercised its purchase option under the 1998 operating lease (see Note 10) for $200,000,000. The depreciable basis of the compressors purchased has been reduced by the deferred gain of approximately $41,993,000 which was recorded at inception of the lease and previously included as an other liability on the Company's balance sheet.

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

                                    Years ended December 31,
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

   In May 2000, the Company acquired common stock of Aurion Technologies, Inc. ("Aurion"), a technology company formed to develop remote monitoring and data collection services for the compression industry, for $2,511,000 in cash. In 2001, the Company purchased additional shares for approximately $1,250,000, advanced $2,700,000 to Aurion and had an accounts receivable of $1,103,000. Aurion filed for bankruptcy protection in March 2002, and accordingly, the Company recorded other expense of approximately $5,013,000 at December 31, 2001 to impair its investment and the unrecoverable amount of the advances.

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

   In October 2000, the Company completed a $172,589,000 sale and leaseback of certain compression equipment. In March 2000, the Company entered into a separate $200,000,000 sale and leaseback of certain compression equipment. Under the March agreement, the Company received $100,000,000 proceeds from the sale of compression equipment at closing and in August 2000, the Company completed the second half of the equipment lease and received an additional $100,000,000 for the sale of additional compression equipment. In June 1999 and in July 1998 the Company completed two other separate $200,000,000 sale and leaseback transactions of certain compression equipment. Under the 2000 and 1999 lease agreements, the equipment was sold and leased back by the Company for a five year period and will be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment under the 2000 and 1999 leases under certain conditions as defined by the lease agreement. The 2000 and 1999 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate. The Company incurred an aggregate of approximately $8,100,000 in transactions costs for the leases entered into in 2000 and 1999, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

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

                                                     Years ended December 31,
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

                                            Years ended December 31,
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

                                                         Years ended December 31,
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
                                                         ======= =======  =======

   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                      December 31,
                                                  --------------------
                                                    2001       2000
                                                  ---------  ---------
         Deferred tax assets:
            Net operating losses................. $  62,705  $  30,268
            Investment in joint ventures.........    11,145
            Inventory............................     3,039        811
            Alternative minimum tax carryforward.    15,152     14,623
            Derivative instruments...............     6,452
            Accrued liabilities..................     3,980      1,168
            Other................................     9,573      1,286
                                                  ---------  ---------
         Gross deferred tax assets...............   112,046     48,156
            Valuation allowance..................   (11,145)
                                                  ---------  ---------
                                                    100,901     48,156
                                                  ---------  ---------
         Deferred tax liabilities:
            Property, plant and equipment........  (263,108)  (145,892)
            Other................................    (5,497)    (5,669)
                                                  ---------  ---------
         Gross deferred tax liabilities..........  (268,605)  (151,561)
                                                  ---------  ---------
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

   Pursuant to the Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001 (the "Schlumberger Rights Agreement"), between Hanover and Schlumberger Technology Company, Camco International Inc., Schlumberger Surenco, S.A., Schlumberger Oilfield Holdings Limited, Operational Services, Inc. (collectively, the "Schlumberger Companies"), Hanover granted to each of the Schlumberger Companies certain registration rights in connection with shares of Hanover common stock (the "Hanover Stock") received by the Schlumberger Companies as consideration for Hanover's acquisition of Production Operators Corporation and related assets. The registration rights granted to the Schlumberger Companies include (i) the right, subject to certain restrictions, to register the Hanover Stock in any registration of securities initiated by Hanover within the period of time beginning on the third anniversary of the date of the Schlumberger Rights Agreement and ending on the tenth anniversary of the date of the Schlumberger Rights Agreement (such period of time, the "Registration Period"), and (ii) the right, subject to certain restrictions, to demand up to five registrations of the Hanover Stock within the Registration Period. Hanover is required to pay all registration expenses in connection with registrations of Hanover Stock pursuant to the Schlumberger Rights Agreement. For a period of three years from the date of the Schlumberger Rights Agreement, the Schlumberger Companies are prohibited from, directly or indirectly, selling or contracting to sell any of the Hanover Stock. The Schlumberger Rights Agreement also provides that none of the Schlumberger Companies shall, without Hanover's written consent, (i) acquire or propose to acquire, directly or indirectly, greater than 25% of the shares of Hanover common stock, (ii) make any public announcement with respect to, or submit a proposal for, any extraordinary transaction involving Hanover, (iii) form or join in any group with respect to the matters set forth in (i) above, or (iv) enter into discussions or arrangements with any third party with respect to the matters set forth in (i) above.

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

   Set forth below is certain information concerning the indebtedness of executive officers and directors to Hanover:

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


                                                                             Restatement
                                                                   As filed     Items     Restated
                                                                  ---------- ----------- ----------
Accounts receivable, net......................................... $  242,526  $(19,504)  $  223,022
Inventory........................................................    139,248     6,194      145,442
Costs and estimated earnings in excess of billings on uncompleted
  contracts......................................................     38,665   (13,689)      24,976
Property, plant and equipment, net...............................    583,586    (9,990)     573,596
Intangible and other assets, net.................................     65,707      (776)      64,931
Total assets.....................................................  1,289,521   (37,765)   1,251,756
Accrued liabilities..............................................     49,205    (2,500)      46,705
Other liabilities................................................    158,661   (25,766)     132,895
Deferred income taxes............................................    105,369    (1,964)     103,405
Total liabilities................................................    563,278   (30,230)     533,048
Retained earnings................................................    158,895    (7,535)     151,360
Total liabilities and common stockholders' equity................  1,289,521   (37,765)   1,251,756

Cawthorne Channel Project in Nigeria/Hampton Roads Joint Venture

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

21. Subsequent Events

   Commencing in February 2002, approximately 14 of class action lawsuits were filed against the Company and certain officers and directors of the Company in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. In addition, commencing in February 2002, three derivative actions were filed in various state and federal courts. The Company believes the allegations in these cases are without merit and intends to defend them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


the damages, or the range of damages, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations or cash flows.

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

  Industry Segments

                                                         Parts,
                                                         service              Production
                             Domestic     International and used  Compressor   equipment
                             rentals         rentals    equipment fabrication fabrication  Other  Eliminations Consolidated
                            ----------    ------------- --------- ----------- ----------- ------- ------------ ------------
                                                       (in thousands of dollars)
2001:
   Revenues from external
    customers.............. $  269,874      $130,902    $251,816   $223,519    $184,040   $18,058               $1,078,209
   Intersegment sales......                    2,858      72,930    112,748       7,110     4,600  $(200,246)
                            ----------      --------    --------   --------    --------   -------  ---------    ----------
      Total revenues.......    269,874       133,760     324,746    336,267     191,150    22,658   (200,246)    1,078,209
   Gross profit............    174,671        85,107      79,073     35,397      36,216    18,058                  428,522
   Identifiable assets.....  1,341,875       479,281      74,251    227,721     126,275    23,563                2,272,966
   Capital expenditures....    471,680       137,805       6,763        399      24,626    20,118                  661,391
   Depreciation and
    amortization...........     45,743        33,685       2,996      4,774       3,362                             90,560
2000:
   Revenues from external
    customers.............. $  173,195      $ 81,320    $132,203   $ 90,270    $ 79,121   $ 9,972               $  566,081
   Intersegment sales......                    1,200      31,086     89,963       3,653     7,413  $(133,315)
                            ----------      --------    --------   --------    --------   -------  ---------    ----------
      Total revenues.......    173,195        82,520     163,289    180,233      82,774    17,385   (133,315)      566,081
   Gross profit............    112,859        53,664      43,075     13,516      16,437     9,972                  249,523
   Identifiable assets.....    493,728       286,747      21,627    311,568      92,601    45,485                1,251,756
   Capital expenditures....    214,730        58,801                    874         723                            275,128
   Depreciation and
    amortization...........     30,102        15,117         160      4,381       3,122                             52,882
1999:
   Revenues from external
    customers.............. $  136,430      $ 56,225    $ 42,518   $ 52,531    $ 28,037   $ 7,479               $  323,220
   Intersegment sales......                    1,200      38,656     75,139       4,821            $(119,816)
                            ----------      --------    --------   --------    --------   -------  ---------    ----------
      Total revenues.......    136,430        57,425      81,174    127,670      32,858     7,479   (119,816)      323,220
   Gross profit............     90,246        37,460      14,602      8,868       7,204     7,479                  165,859
   Identifiable assets.....    529,667       149,968                 47,608      23,511     5,756                  756,510
   Capital expenditures....    180,593        99,535                  1,469       1,343                            282,940
   Depreciation and
    amortization...........     24,448        11,158                    702       1,029                             37,337

  Geographic Data

                                      United States International Consolidated
                                      ------------- ------------- ------------
                                             (in thousands of dollars)
 2001:
    Revenues from external customers.  $  767,951     $310,258     $1,078,209
    Identifiable assets(1)...........  $1,713,117     $559,849     $2,272,966

 2000:
    Revenues from external customers.  $  444,094     $121,987     $  566,081
    Identifiable assets..............  $  936,288     $315,468     $1,251,756

 1999:
    Revenues from external customers.  $  263,082     $ 60,138     $  323,220
    Indentifiable assets.............  $  603,368     $153,142     $  756,510

--------
(1) Identifiable assets for international operations include approximately $264,000,000 related to Venezuela, of which approximately $152,443,000 relates to the joint ventures acquired in connection with the POI acquisition completed in August 2001.

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

--------
(1) The Company incurred other expenses during the fourth quarter of 2001 which included a $5,013,000 write down of an investment in Aurion, a $965,000 litigation settlement, and $999,000 in other non-operating expenses. In addition, the Company incurred a $5,511,000 translation loss related to its foreign operations, primarily in Argentina and Venezuela.
(2) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.
(3) The Company restated the 2001 1st, 2nd and 3rd quarters for certain revenue recognition matters as disclosed in each quarter's Form 10-Q/A. The impact is as follows:

                                                   1st        2nd        3rd
                                                 quarter    quarter    quarter
-                                               ---------- ---------- ----------
                                                Increase/  Increase/  Increase/
                                                (Decrease) (Decrease) (Decrease)
                                                ---------- ---------- ----------
Revenue........................................  $10,025    $(17,657)  $(17,489)
Gross profit...................................    3,480      (2,248)    (3,366)
Net income.....................................    1,180      (2,210)    (2,616)
Earnings per common and common equivalent share
   Basic.......................................  $  0.02    $  (0.03)  $  (0.04)
   Diluted.....................................  $  0.01    $  (0.03)  $  (0.03)

                                  SCHEDULE II

                          HANOVER COMPRESSOR COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            Additions
                                                 Balance at Charged to               Balance at
                                                 Beginning  Costs and                  End of
                  Description                    of Period   Expenses  Deductions      Period
                  -----------                    ---------- ---------- ----------    ----------
Allowance for doubtful
  accounts deducted from
  accounts receivable in the
  balance sheet--
   2001......................................... $2,659,000 $4,860,000 $1,219,000(1) $6,300,000
   2000.........................................  1,730,000  3,198,000  2,269,000(1)  2,659,000
   1999.........................................  1,212,000  1,476,000   958,000 (1)  1,730,000
Allowance for obsolete and slow moving inventory
  deducted from inventories in the balance sheet
   2001(3)...................................... $  560,000 $2,336,000 $  795,000(2) $2,101,000

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off at cost, net of value received.
(3) Amounts for 2000 and 1999 were not material.