Form 10-Q
period 2002-03-31
HANOVER COMPRESSOR CO /
filed 2002-05-15
CIK 909413

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes  X    No

As of May 9, 2002 there were 79,243,840 shares of the Company's common stock, par value $0.001 per share, outstanding.

                           HANOVER COMPRESSOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
        (in thousands of dollars, except for par value and share amounts)
                                  (unaudited)


                                                                                                         March 31,   December 31,
                                                                                                           2002          2001
                                                                                                        ----------   ------------
                                                ASSETS

Current assets:
    Cash and cash equivalents                                                                           $    3,155   $   23,191
    Accounts receivable, net                                                                               241,274      272,450
    Inventory                                                                                              244,752      216,405
    Costs and estimated earnings in excess of billings on uncompleted contracts                             45,322       59,099
    Prepaid taxes                                                                                           15,036       19,990
    Other current assets                                                                                    20,401       24,719
                                                                                                        ----------   ----------
         Total current assets                                                                              569,940      615,854
Property, plant and equipment, net                                                                       1,179,498    1,153,691
Goodwill, net                                                                                              243,023      245,478
Intangible and other assets                                                                                 88,052       79,615
Investment in non-consolidated affiliates                                                                  189,733      178,328
                                                                                                        ----------   ----------
            Total assets                                                                                $2,270,246   $2,272,966
                                                                                                        ==========   ==========

                             LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                                                $    5,298   $    5,553
    Accounts payable, trade                                                                                 63,959      119,077
    Accrued liabilities                                                                                    132,984      155,108
    Advance billings                                                                                        53,758       53,140
    Billings on uncompleted contracts in excess of costs and estimated earnings                              7,850        7,152
                                                                                                        ----------   ----------
         Total current liabilities                                                                         263,849      340,030
Long-term debt                                                                                             574,880      504,260
Other liabilities                                                                                          127,563      131,519
Deferred income taxes                                                                                      166,327      167,704
                                                                                                        ----------   ----------
            Total liabilities                                                                            1,132,619    1,143,513
                                                                                                        ----------   ----------
Commitments and contingencies (Note 7)
Mandatorily redeemable convertible preferred securities                                                     86,250       86,250
Common stockholders' equity:
    Common stock, $.001 par value; 200,000,000 shares authorized; 79,294,105 and 79,228,179 shares
      issued and outstanding                                                                                    79           79
    Additional paid-in capital                                                                             829,743      828,939
    Notes receivable--employee stockholders                                                                 (2,166)      (2,538)
    Accumulated other comprehensive income (loss)                                                           (4,593)      (6,557)
    Retained earnings                                                                                      229,031      223,997
    Treasury stock--75,739 common shares, at cost                                                             (717)        (717)
                                                                                                        ----------   ----------
          Total common stockholders' equity                                                              1,051,377    1,043,203
                                                                                                        ----------   ----------
            Total liabilities and common stockholders' equity                                           $2,270,246   $2,272,966
                                                                                                        ==========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
               (in thousands of dollars, except per share amounts)
                                  (unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                        ---------------------------------
                                                                                             2002               2001
                                                                                        --------------     --------------
Revenues:
   Rentals                                                                                 $ 128,871          $  79,862
   Parts, service and used equipment                                                          67,587             50,334
   Compressor fabrication                                                                     26,058             54,651
   Production and processing equipment fabrication                                            33,132             41,612
   Equity in income of non-consolidated affiliate                                              4,932                750
   Other                                                                                         326              2,735
                                                                                           ---------          ---------
                                                                                             260,906            229,944
Expenses:
   Rentals                                                                                    42,674             26,712
   Parts, service and used equipment                                                          56,194             29,840
   Compressor fabrication                                                                     22,399             46,256
   Production and processing equipment fabrication                                            28,537             33,768
   Selling, general and administrative                                                        34,671             20,736
   Depreciation and amortization                                                              24,376             17,403
   Leasing expense                                                                            22,928             15,288
   Interest expense                                                                            8,262              2,986
   Distributions on mandatorily redeemable convertible preferred securities                    1,593              1,593
   Foreign currency translation                                                               12,681                155
   Change in fair value of derivative financial instruments                                   (2,010)             2,992
   Other                                                                                         211                 --
                                                                                           ---------          ---------
                                                                                             252,516            197,729
                                                                                           ---------          ---------
Income before income taxes                                                                     8,390             32,215
Provision for income taxes                                                                     3,356             12,242
                                                                                           ---------          ---------
Net income before cumulative effect of accounting change                                       5,034             19,973
   Cumulative effect of accounting change for
        derivative instruments, net of income tax                                                 --               (164)
                                                                                           ---------          ---------
Net income                                                                                     5,034             19,809

Other comprehensive loss, net of tax:
   Change in fair value of derivative financial instruments                                    1,959                 --
   Foreign currency translation adjustment                                                         4                (27)
                                                                                           ---------          ---------
Comprehensive income                                                                       $   6,997          $  19,782
                                                                                           =========          =========
Diluted net income per share:
   Net income before cumulative effect of accounting change                                $   5,034          $  19,973
   Distributions on mandatorily redeemable
           convertible preferred securities, net of income tax                                    --              1,036
   Cumulative effect of accounting change, net of income tax                                      --               (164)
                                                                                           ---------          ---------
Net income for purposes of computing diluted net
           income per share                                                                $   5,034          $  20,845
                                                                                           =========          =========
Earnings per common share:
   Basic                                                                                   $    0.06          $    0.30
   Diluted                                                                                 $    0.06          $    0.27

Weighted average common and common equivalent shares outstanding:

   Basic                                                                                      79,195             66,869
   Diluted                                                                                    82,190             75,904

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                    2002            2001
                                                                              -------------    -------------
Cash flows from operating activities:
   Net income                                                                    $  5,034          $ 19,809
   Adjustments:
      Depreciation and amortization                                                24,376            17,403
      Amortization of debt issuance costs and debt discount                           350               587
      Bad debt expense                                                                467               468
      Gain on sale of property, plant and equipment                                (2,065)           (4,034)
      Equity in income of nonconsolidated affiliates                               (4,932)             (750)
      (Gain) loss on derivative instrument                                         (2,010)            3,245
      Deferred income taxes                                                          (122)            7,982
      Changes in assets and liabilities, excluding
          business combinations:
             Accounts receivable                                                   20,312            16,289
             Inventory                                                            (28,347)          (51,323)
             Costs and estimated earnings in excess of billings on
                uncompleted contracts                                              14,475            (7,275)
             Accounts payable and other liabilities                               (76,048)            8,528
             Advance billings                                                         618             8,868
             Other                                                                  5,482              (209)
                                                                                 --------         ---------
Net cash provided by (used in) operating activities                               (42,410)           19,588

Cash flows from investing activities:
   Capital expenditures                                                           (67,893)          (72,733)
   Payment for deferred lease transaction costs                                      (326)             (131)
   Proceeds from sale of property, plant and equipment                             27,445            14,067
   Cash used for business combinations, net                                            --           (61,515)
   Cash used to acquire investments in
         nonconsolidated subsidiaries                                              (6,474)           (4,225)
                                                                                 --------         ---------
Net cash used in investing activities                                             (47,248)         (124,537)

Cash flows from financing activities:
   Proceeds (repayment) under revolving credit facility                            71,000          (102,500)
   Repayment of long-term debt and short-term notes                                  (635)           (8,653)
   Issuance of convertible senior notes, net                                           --           185,590
   Payment of debt issue costs                                                       (125)               --
   Issuance of common stock, net                                                       --            83,850
   Proceeds from warrant conversions and stock option exercises                       593               759
   Proceeds from repayment of shareholder notes                                       372                32
                                                                                 --------         ---------
Net cash provided by financing activities                                          71,205           159,078
                                                                                 --------         ---------
Effect of exchange rate changes on cash and equivalents                            (1,583)             (177)
                                                                                ---------         ---------
Net (decrease) increase in cash and cash equivalents                              (20,036)           53,952
Cash and cash equivalents at beginning of period                                   23,191            45,484
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                       $  3,155         $  99,436
                                                                                =========         =========
Acquisitions of businesses:
   Property, plant and equipment acquired                                              --         $  84,764
   Other assets acquired, net of cash acquired                                         --         $  11,250
   Goodwill                                                                            --         $  18,500
   Liabilities                                                                         --         $  (7,000)
   Debt issued                                                                         --         $  (2,764)
   Deferred taxes                                                                      --         $  (6,000)
   Common stock issued                                                                 --         $ (37,235)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Hanover Compressor Company (the "Company") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. These interim results are not necessarily indicative of results for a full year.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock and convertible securities.

     Included in diluted shares are common stock equivalents relating to options of 2,992,000 and 4,207,000, and warrants of 4,000 and 4,000, for the three months ended March 31, 2002 and 2001, respectively, and mandatorily redeemable convertible preferred securities of 4,825,000 for the three months ended March 31, 2001. The mandatorily redeemable convertible preferred securities were excluded from the diluted shares for the three months ended March 31, 2002 and the convertible senior notes were excluded from the diluted shares for all periods presented as their effect would be anti-dilutive.

RECLASSIFICATIONS

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 2002 financial statement classification. These reclassifications have no impact on net income.

2. BUSINESS COMBINATIONS

     In August 2001, we acquired 100% of the issued and outstanding shares of the Production Operators Corporation natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761 million in cash, Hanover common stock and indebtedness, subject to certain post-closing adjustments that to date have resulted in an increase in the purchase price to approximately $771 million. Under the terms of the definitive agreement, Schlumberger received approximately $280 million in cash, $150 million in a long-term subordinated note and approximately 8,708,000 Hanover common shares, or approximately 11% of the outstanding shares of Hanover common stock, which are required to be held by Schlumberger for at least three years following the closing date.

     In March 2001, we purchased OEC Compression Corporation ("OEC") in an all-stock transaction for approximately $101.8 million, including the assumption and subsequent payment of approximately $64.6 million of OEC indebtedness. We issued an aggregate of approximately 1,146,000 shares of Hanover common stock to stockholders of OEC.

     The pro forma information set forth below assumes the acquisitions of POI and OEC completed in 2001 are accounted for as if the purchases had occurred at the beginning of 2001. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                                  Three Months Ended
                                                                    March 31, 2001
                                                                -----------------------

Revenue                                                                    $272,067
Net income before cumulative effect of accounting change                   $ 19,727
Earnings per common share--basic                                           $   0.26
Earnings per common share--diluted                                         $   0.24


3. INVENTORIES

     Inventory consisted of the following amounts (in thousands):

                                               March 31,        December 31,
                                                 2002              2001
                                              ----------        ------------
Parts and supplies                             $153,368           $147,627
Work in progress                                 65,835             46,091
Finished goods                                   25,549             22,687
                                               --------           --------
                                               $244,752           $216,405
                                               ========           ========



4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                March 31,        December 31,
                                                  2002               2001
                                             ------------       -------------
Compression equipment and facilities          $1,198,123         $1,173,460
Land and buildings                                65,056             55,570
Transportation and shop equipment                 73,081             61,848
Other                                             24,725             23,848
                                              ----------         ----------
                                               1,360,985          1,314,726
Accumulated depreciation                        (181,487)          (161,035)
                                              ----------         ----------
                                              $1,179,498         $1,153,691
                                              ==========         ==========

5. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):


                                                                                                March 31,     December 31,
                                                                                                  2002            2001
                                                                                               ----------     ------------
  Bank credit facility                                                                          $228,000        $157,000
  4.75% convertible senior notes due 2008                                                        192,000         192,000
  Schlumberger note, interest at 10.50% at March 31, 2002                                        150,000         150,000
  Real estate mortgage, interest at 7.5%, collateralized by certain land and buildings,
    payable through 2002                                                                           3,500           3,583
  Other, interest at various rates, collateralized by equipment and other assets, net of
    unamortized discount                                                                           6,678           7,230
                                                                                                --------        --------
                                                                                                 580,178         509,813
  Less--current maturities                                                                        (5,298)         (5,553)
                                                                                                --------        --------
                                                                                                $574,880        $504,260
                                                                                                ========        ========

     The Company's amended and restated bank credit facility provides for a $350,000,000 revolving credit facility that matures on November 30, 2004. Advances bear interest at the bank's prime or a negotiated rate (3.7% and 3.9% at March 31, 2002 and December 31, 2001, respectively). A commitment fee of 0.35% per annum on the average available commitment is payable quarterly. The credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. The credit facility also limits the payment of cash dividends on the Company's common stock to 25% of net income for the respective period.

     As a result of the restatement of its consolidated financial statements for the period ended December 31, 2000 and nine months ended September 30, 2001 and other compliance provisions, the Company was not in compliance with certain covenants in its bank credit facility and lease agreements. The Company obtained waivers and amendments during the first quarter of 2002 and is currently in compliance with all applicable covenants.

     In connection with the POI Acquisition on August 31, 2001, the Company issued a $150,000,000 subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the subordinated acquisition note accrues and is payable-in-kind at the rate of 8.5% annually through February 28, 2002, 10.5% for the following six months and rates periodically increasing in increments of 1% to 2% per annum thereafter to a maximum interest rate after March 2005 of 15.5%. In the event of an event of default under the subordinated acquisition note, interest will accrue at a rate of 2% above the then applicable rate. The subordinated acquisition note is subordinated to all of the Company's indebtedness other than indebtedness to fund future acquisitions. In the event that the Company completes an offering of equity securities, the Company is required to apply the proceeds of the offering to repay amounts outstanding under the subordinated acquisition note as long as no default exists or would exist under the Company's other indebtedness as a result of such payment.

6. ACCOUNTING FOR DERIVATIVES

     The Company adopted Statement of Financial Accounting Standard ("SFAS") 133 on January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, the Company entered into two interest rate swaps which are outstanding at March 31, 2002 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, but were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recognized in leasing expense. These swap transactions expire in July 2003. During the three months ended March 31, 2002 and 2001, the Company recognized an unrealized gain of approximately $2,010,000 and a loss of approximately $2,992,000, respectively, related to the change in the fair value of these interest rate swaps in the statement of income because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At March 31, 2002, $5,073,000 was recorded in accrued liabilities and $2,009,000 in other long-term liabilities related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income.

     During the second quarter of 2001, the Company entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

                            Maturity            Strike
          Lease               Date               Rate         Amount Notional
          -----             ---------           -------       ---------------
March 2000                   3/11/05            5.2550%         $100,000,000
August 2000                  3/11/05            5.2725%         $100,000,000
October 2000                10/26/05            5.3975%         $100,000,000

     These three swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the three months ended March 31, 2002, the Company recorded a $1,959,000 gain in other comprehensive income, net of tax, and $2,593,000 was included in accrued current liabilities and $3,781,000 in other long-term liabilities with respect to these three swaps.

     The counterparty to all of the Company's interest rate swap agreements are major international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.


7. COMMITMENTS AND CONTINGENCIES

     Commencing in February 2002, approximately 14 putative class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Southern District of Texas. The plaintiffs in the actions each purport to represent purchasers of our common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. In addition, commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas and one derivative lawsuit was filed in the Delaware State Court in New Castle County, Delaware. These derivative lawsuits, which were filed by certain of our shareholders against our directors purportedly on behalf of the Company, allege, among other things, that our directors breached their fiduciary duties to shareholders and seek unspecified amounts of damages, interest and costs, including legal fees. We intend to defend these cases vigorously. The Board of Directors has formed a Special Litigation Committee to address the issues raised by the derivative suits. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition, results of operations or cash flows.

     The Fort Worth District Office of the Securities and Exchange Commission has requested Hanover to provide information relating to the matters involved in Hanover's restatement of its financial results for the year ended December 31, 2000 and the nine months ended September 30, 2001. Hanover is cooperating fully with this request. It is too soon to tell whether the outcome of this inquiry will have a material effect on the Company's business, financial condition, results of operations or cash flows.

     We are involved in various other legal proceedings that are considered to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

8. RELATED PARTY TRANSACTIONS

     In 2002, Hanover advanced cash of $400,000 to Mr. Michael J. McGhan, President and Chief Executive Officer, and $100,000 to Robert O. Pierce, Senior Vice President--Manufacturing and Fabrication, in return for notes. The notes bear interest at 4.0%, mature on September 30, 2002 and are unsecured. These amounts were outstanding at March 31, 2002. In addition, during 2001 Hanover advanced cash of $2,200,000 to Mr. McGhan which was outstanding as of March 31, 2002.

9. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". This Statement is effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Companies may no longer use the pooling method for future combinations.


     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, amortization of goodwill over an estimated useful life will be discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 became effective for Hanover on January 1, 2002. For the three months ended March 31, 2001, goodwill amortization was approximately $2,479,000. The transition provisions of SFAS 142 require the Company to perform an initial impairment assessment of goodwill by June 30, 2002. The Company is currently performing the initial assessment and evaluating the effect the implementation of the impairment assessment provisions of SFAS 142 will have on its financial statements. The table below presents Hanover results as if goodwill had not been amortized:

                               (in thousands, except per share data)         March 31,      March 31,
                                                                               2002            2001
                                                                             --------       ----------
     Reported net income                                                      $5,034         $19,809
     Goodwill amortization, net of tax                                            --           1,537
                                                                              ------         -------
     Net income                                                               $5,034         $21,346
                                                                              ======         =======

     Earnings per share:
        Basic                                                                 $ 0.06         $  0.32
                                                                              ======         =======
        Diluted                                                               $ 0.06         $  0.29
                                                                              ======         =======

     In June 2001, the FASB issued SFAS 143,"Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement becomes effective for Hanover on January 1, 2003. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions of SFAS 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted the new standard, which had no material effect on its consolidated results of operations, cash flows or financial position.

     In April 2002, the FASB issued SFAS 145, "Rescission of FSAB Statements No. 4, 44, and 64, Amendment of FSAB Statement No. 13, and Technical Corrections". The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for Hanover on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. The Company is assessing the new standard and had not yet determined the impact on its consolidated results of operations, cash flows, or financial position.

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

     The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily redeemable convertible preferred securities and income taxes. Amounts defined as "Other" include equity in income of non-consolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and inter-segment sales. Inter-segment sales are accounted for at cost except for compressor fabrication sales which are accounted for on an arms length basis. Intersegment sales and resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly.

     The following table presents sales and other financial information by reportable segment for the three months ended March 31, 2002 and 2001 (in thousands).

                                                           PARTS,                PRODUCTION
                                                          SERVICE               AND PROCESSING
                            DOMESTIC     INTERNATIONAL    AND USED   COMPRESSOR   EQUIPMENT
                            RENTALS         RENTALS      EQUIPMENT  FABRICATION  FABRICATION   OTHER    ELIMINATIONS    CONSOLIDATED
                            ---------    -------------   ---------  -----------  ------------ -------   ------------    ------------
2002:
Revenues from
external customers           $ 86,134      $ 42,737        $67,587    $ 26,058    $ 33,132    $ 5,258                   $  260,906
Intersegment sales                              341          8,014      31,284       2,956      1,578    (44,173)               --
                             --------      --------        -------    --------    --------    -------    -------        ----------
Total revenues                 86,134        43,078         75,601      57,342      36,088      6,836    (44,173)         260,906

Gross profit                   56,261        29,936         11,393       3,659       4,595      5,258                      111,102

Identifiable assets         1,352,188       474,065         70,530     261,759     107,371      4,333                    2,270,246

2001:
Revenues from
external customers             53,729        26,133         50,334      54,651      41,612      3,485                      229,944
Intersegment sales                            1,834          7,183      19,528         785      1,134    (30,464)
                             --------      --------        -------    --------     -------    -------    -------        ----------
Total revenues                 53,729        27,967         57,517      74,179      42,397      4,619    (30,464)          229,944

Gross profit                   36,382        16,768         20,494       8,395       7,844      3,485                       93,368

Identifiable assets           724,244       251,345         37,270     301,631     109,875     99,436                    1,523,801


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include:


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

     .    currency fluctuations;

     . changes in economic or political conditions in the countries in which the Company operates; and

     . legislative changes in the various countries in which Hanover does business.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 REVENUES

     Our total revenues increased by $31.0 million, or 14%, to $260.9 million during the three months ended March 31, 2002 from $229.9 million during the three months ended March 31, 2001. The increase resulted primarily from growth of our natural gas compressor rental fleet and business acquisitions completed during 2001.

     Revenues from rentals increased by $49.0 million, or 61%, to $128.9 million during the three months ended March 31, 2002 from $79.9 million during the three months ended March 31, 2001. Domestic revenues from rentals increased by $32.4 million, or 60%, to $86.1 million during the three months ended March 31, 2002 from $53.7 million during the three months ended March 31, 2001. International rental revenues increased by $16.6 million, or 64%, to $42.7 million during the three months ended March 31, 2002 from $26.1 million during the three months ended March 31, 2001. The increase in both domestic and international rental revenue resulted primarily from business acquisitions completed during 2001 and from expansion of our rental fleet. During 2001, we completed two significant acquisitions: (1) in March 2001, we acquired OEC Compression Corporation which increased our rental fleet by approximately 175,000 horsepower, and (2) in August 2001, we acquired Production Operators Corporation which increased our rental fleet by approximately 860,000 horsepower. At March 31, 2002, the compressor rental fleet consisted of approximately 3,554,000 horsepower, a 46% increase over the 2,429,000 horsepower in the rental fleet at March 31, 2001. Domestic horsepower in the rental fleet increased by 36% to 2,735,000 horsepower at March 31, 2002 from approximately 2,009,000 horsepower at March 31, 2001. In addition, international horsepower increased by 95% to 819,000 horsepower at March 31, 2002 from approximately 420,000 horsepower at March 31, 2001.

     Revenue from parts, service and used equipment increased by $17.3 million, or 34%, to $67.6 million during the three months ended March 31, 2002 from $50.3 million during the three months ended March 31, 2001. This increase was due to a $26.5 million gas plant sale transaction in 2002. The 2001 period included a $12.0 million compressor sale transaction.

     Revenues from compressor fabrication decreased by $28.6 million, or 52%, to $26.1 million during the three months ended March 31, 2002 from $54.7 million during the three months ended March 31, 2001. During the three months ended March 31, 2002, an aggregate of approximately 41,000 horsepower of compression equipment was fabricated and sold compared to approximately 89,000 horsepower fabricated and sold during the three months ended March 31, 2001. In addition, approximately 57,000 horsepower was fabricated and placed in the rental fleet during the three months ended March 31, 2002 compared to 46,000 in the three months ended March 31, 2001. Revenues from production and processing equipment fabrication decreased by $8.5 million, or 20%, to $33.1 million during the three months ended March 31, 2002 from $41.6 million during the three months ended March 31, 2001. The decrease in sales of production and processing equipment and compressor fabrication was due primarily to the lower capital spending by customers as a consequence of recent South American political events and domestic and economic market conditions. The average wellhead natural gas price decreased to $2.34 per Mcf in the first quarter of 2002 from $6.35 per Mcf in the first quarter of 2001.

     Equity in income of non-consolidated affiliates increased by $4.1 million, or 558%, to $4.9 million during the three months ended March 31, 2002, from $.8 million during the three months ended March 31, 2001. This increase is primarily due to our acquisition of POI in August of 2001, which included interests in three joint venture projects in South America. These joint ventures contributed $5.3 million in equity earnings for the first quarter of 2002.

EXPENSES

     Operating expenses of the rental segments increased by $16.0 million, or 60%, to $42.7 million during the three months ended March 31, 2002 from $26.7 million during the three months ended March 31, 2001. The increase resulted primarily from the corresponding 61% increase in revenues from rentals over the corresponding period in 2001. The gross profit percentage from rentals was 67% during the three months ended March 31, 2002 and 2001. Operating expenses of parts, service and used equipment increased by $26.4 million, or 88%, to $56.2 million, which related to the 34% increase in parts, service and used equipment revenue and a decrease in margin. The gross profit margin from parts, service and used equipment was 17% during the three months ended March 31, 2002 and 41% during the three months ended March 31, 2001. Approximately 6% of the decrease in gross profit margin for parts, service and used equipment was due to a low margin gas plant sale transaction. The remainder of the decrease was due to lower sales levels without a corresponding decrease in overhead and the impact of weaker market conditions on sales margins. Operating expenses of compressor fabrication decreased by $23.9 million, or 52%, to $22.4 million during the three months ended March 31, 2002 from $46.3 million during the three months ended March 31, 2001 commensurate with the corresponding decrease in compressor fabrication revenue. The gross profit margin on compression fabrication was 14% during the three months ended March 31, 2002 and 15% during the three months ended March 31, 2001. The operating expenses attributable to production equipment fabrication decreased by $5.3 million, or 16%, to $28.5 million during the three months ended March 31, 2002 from $33.8 million during the three months ended March 31, 2001. The gross profit margin attributable to production and processing equipment fabrication was 14% during the three months ended March 31, 2002 and 19% during the three months ended March 31, 2001. The decrease in gross profit margin for production and processing equipment fabrication was attributable to lower sales levels without a corresponding decrease in overhead and the impact of weaker market conditions on sales margins.

     Selling, general and administrative expenses increased $14.0 million, or 67%, to $34.7 million during the three months ended March 31, 2002 from $20.7 million during the three months ended March 31, 2001. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in our business segments resulting from the acquisitions completed during 2001. In addition, we recorded approximately $3.4 million in additional legal and accounting costs, a significant portion of which was associated with the our Board of Directors review of certain transactions, the subsequent restatement of financial results and the Securities and Exchange Commission investigation.

     We believe that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDAR) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDAR is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDAR is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDAR as a primary determinant of borrowing capacity. EBITDAR for the three months ended March 31, 2002 decreased 6% to $65.5 million from $69.5 million for the three months ended March 31, 2001 primarily due to foreign currency translation charges (discussed below). EBITDAR should not be considered in isolation from, or as a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

     Depreciation and amortization increased by $7.0 million to $24.4 million during the three months ended March 31, 2002 compared to $17.4 million during the three months ended March 31, 2001. The increase in depreciation was due to the additions to the rental fleet, partially offset by the change in estimated lives of certain compressors. After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15 year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet, and we believe our new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. The effect of this change in estimate on the three months ended March 31, 2002 was a decrease in depreciation expense of approximately $3.3 million and an increase in net income of approximately $2.0 million ($0.02 per share).

     In addition, because we sold compressors in sale leaseback transactions, depreciation expense was reduced by approximately $12 million in the three months ended March 31, 2002 compared to approximately $11 million in the three months ended March 31, 2001. The increase in depreciation was also offset by the decrease in goodwill amortization due to our adoption of Financial Accounting Standard ("SFAS")142. Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. During the three months ended March 31, 2001, approximately $2.5 million in goodwill amortization was recorded.

     We incurred leasing expense of $22.9 million during the three months ended March 31, 2002, compared to $15.3 million during the three months ended March 31, 2001. This increase was attributable to the equipment leases we entered into in August 2001. In connection with these leases, we are obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes for notes which are registered under the Securities Act. Because the exchange offer has not been completed, we are required to pay additional leasing expense in the amount of approximately $105,600 per week until the exchange offer is completed. The additional leasing expense began accruing on January 28, 2002. In the three months ended March 31, 2002, we recorded additional leasing expense of approximately $.9 million related to the registration and exchange offering obligations.

     Interest expense increased by $5.3 million to $8.3 million during the three months ended March 31, 2002 from $3.0 million for the three months ended March 31, 2001 due to higher levels of outstanding debt partly offset by lower interest rates.

     Foreign currency translation expense for the three months ended March 31, 2002 was $12.7 million, compared to $.2 million for the three months ended March 31, 2001. Foreign currency translation expense increased primarily due to our operations in Argentina and Venezuela. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina, as mandated by the Argentine government. During the three months ended March 31, 2002, we recorded an exchange loss of approximately $11.7 million and $1.4 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation gain of approximately $.4 million for all other countries. We have renegotiated two of our eleven customer contracts in Argentina and expect to renegotiate the remaining nine contracts before the end of the third quarter. While we have not finalized negotiations with our customers, we believe that the eventual settlements will partially mitigate the unfavorable financial impact recorded in the first quarter of 2002. In addition, our equity in income of non-consolidated affiliates was reduced by approximately $1.4 million due to the change in exchange rates in Venezuela.

     The fair value of our derivative instruments (interest rate swaps) increased during the three months ended March 31, 2002 by $2.0 million compared to a loss in value of $3.0 million for the three months ended March 31, 2001. This resulted from the recognition of an unrealized change in fair value of the interest rate swaps which were not designated as cash flow hedges under SFAS 133.

INCOME TAXES

     The provision for income taxes decreased by $8.8 million, or 73%, to $3.4 million during the three months ended March 31, 2002 from $12.2 million during the three months ended March 31, 2001. The decrease resulted primarily from the corresponding decrease in income before income taxes. The effective income tax rates during the three months ended March 31, 2002 and 2001 were 40% and 38%, respectively. The increase in effective income tax rate reflects a 3% impact from projected increases due to income tax on income from our minority owned foreign joint ventures and a 1% benefit from the decrease in goodwill amortization in our financial statements due to the adoption of SFAS 142.

NET INCOME

     Net income decreased by $14.8 million, or 75%, to $5.0 million during the three months ended March 31, 2002 from $19.8 million during the three months ended March 31, 2001 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance amounted to $3.2 million at March 31, 2002 compared to $23.2 million at December 31, 2001. Our principal source of cash was borrowings of $71 million under our bank credit facility. Principal uses of cash during the three months ended March 31, 2002 were capital expenditures of $67.9 million and payment of accounts payable and other liabilities.

     Working capital increased to $306.1 million at March 31, 2002 from $275.8 million at December 31, 2001, primarily as a result of decreases in payables and accrued liabilities along with a decrease in current assets. The decrease in the balances is due to an decreased level of activity in our lines of business during the first quarter of 2002.

     We invested $67.9 million in property, plant and equipment during three months ended March 31, 2002. During 2002, we added approximately 77,000 horsepower to the rental fleet. At March 31, 2002, the compressor rental fleet consisted of 2,735,000 horsepower domestically and 819,000 horsepower in the international rental fleet.

     Given our consistently high compressor rental fleet utilization, we carry out new customer projects through fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project's requirements and the new equipment expenditure is matched with long-term contracts whose economic terms exceed our return on capital targets. During 2002, we plan to spend approximately $250 million on rental equipment fleet additions, including $60 million on equipment overhauls and other maintenance capital. Historically, we have funded capital expenditures with a combination of internally generated cash flow, borrowings under our bank credit facility, sale lease-back transactions and raising additional equity and issuing long term debt.

     We believe that cash flow from operations and borrowing under our existing $350 million bank credit facility will provide us with adequate capital resources to fund our estimated level of capital expenditures for the near term. Since capital expenditures for 2002 are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations are not realized. As of March 31, 2002, we had approximately $228 million in borrowings and approximately $37 million in letters of credit outstanding on our $350 million revolving bank credit facility (3.7% weighted average effective rate at March 31, 2002). The letters of credit expire in 2002 and 2003. In addition, we had approximately $19.9 million in letters of credit outstanding under other letters of credit facilities which expire from 2002 to 2003.

     We are currently in compliance with all covenants or other requirements set forth in our bank credit facility and indentures. However, as a result of the restatement of our consolidated financial statements for the period ended December 31, 2000 and nine months ended September 30, 2001 and other compliance provisions, we were not in compliance with certain covenants in our bank credit facility and lease agreements. We obtained waivers and amendments and are currently in compliance with all applicable covenants. Further, we do not have any rating downgrade provisions that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding. As of March 31, 2002, our debt to capitalization ratio, including the residual value guarantees under our operating leases, was 1.39 to 1 and our book debt to capitalization ratio, excluding operating leases, was .55 to 1.

     Our bank credit facility permits us to incur indebtedness up to the $350 million credit limit under our bank credit agreement, plus an additional $125 million in unsecured indebtedness. In addition, our bank credit facility permits us to enter into future sale and leaseback transactions with respect to equipment having a value not in excess of $300 million. The indentures and the participation agreements, which are part of our compression equipment leases, permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover's ratio of EBITDAR to total fixed charges, as defined and adjusted by these agreements, is greater than 2.25 to 1.0. These agreements define indebtedness to include the present value of the total rental obligations under sale and leaseback transactions and under facilities similar to our compression equipment lease facilities.

     As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our Consolidated Balance Sheet. The possibility of us having to honor these contingent obligations is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve if events occurred that required that one be established.

     In January 2001, we entered into a facilitation agreement with Belleli Energy SRL ("Belleli"), a fabrication company based in Italy. In connection with the agreement, we agreed to provide Belleli with project financing, including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the agreement, Belleli must present each project to us which we may approve at our sole discretion. At March 31, 2002, no amounts were outstanding under the facilitation agreement. Under a separate agreement with Belleli, we have issued letters of credit on Belleli's behalf totaling approximately $13.6 million at March 31, 2002. In July 2001, the Company acquired a 20% interest in Belleli.

     We utilize derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing exposure to interest rate fluctuation on a portion of our variable rate debt and leasing obligations. We do not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

     On January 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which were outstanding at March 31, 2002 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001; however, they were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recognized in leasing expense. These swap transactions expire in July 2003. During the three months ended March 31, 2002, we recognized an unrealized gain of approximately $2,010,000 related to the change in the fair value of these interest rate swaps in the statement of income because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At March 31, 2002, $5,073,000 was recorded in accrued liabilities and $2,009,000 in other long-term liabilities related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income.

     During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

                          Maturity            Strike            Notional
        Lease               Date               Rate              Amount
        -----               ----               ----              ------
March 2000                3/11/05            5.2550%          $100,000,000
August 2000               3/11/05            5.2725%          $100,000,000
October 2000              10/26/05           5.3975%          $100,000,000

     These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the three months ended March 31, 2002, we recorded a $1,959,000 gain, net of tax in other comprehensive income, and $2,593,000 was included in accrued current liabilities and $3,781,000 in other long-term liabilities with respect to these three swaps.

     The counterparty to each of our interest rate swap agreements is a major international financial institution. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

     In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 8% of our EBITDAR, before allocation of corporate sales, general and administrative expenses. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina may be adversely affected which could result in reductions in Hanover's net income.

     In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. For the year ended December 31, 2001, our Venezuelan operations represented approximately 7% of our revenue and 11% of our EBITDAR before allocation of corporate sales, general and administrative expenses.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". This Statement is effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Companies may no longer use the pooling method for future combinations.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, amortization of goodwill over an estimated useful life will be discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 was effective for Hanover on January 1, 2002. The adoption of SFAS No. 142 had an impact on our financial statements, due to the discontinuation of goodwill amortization expense. For the three months ended March 31, 2001, goodwill amortization was approximately $2,479,000. The transition provisions of SFAS 142 require us to perform an initial impairment assessment of goodwill by June 30, 2002. We are currently performing the initial assessment and evaluating the effect the implementation of the impairment assessment provisions of SFAS 142 will have on our financial statements.

     In June 2001, the FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for Hanover effective January 1, 2003. We are currently assessing the new standard and have not yet determined the impact on our consolidated results of operations, cash flows or financial position.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions of SFAS 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The new standard had no material effect on our consolidated results of operations, cash flows or financial position.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We are assessing the new standard and have not yet determined the impact on our consolidated results of operations, cash flows, or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate and foreign currency risk. We periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At March 31, 2002, the fair market value of these interest rate swaps was a liability of approximately $13.5 million, of which $7.7 million was recorded in accrued liabilities and $5.8 million in other long-term liabilities. We are party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (in thousands):

                                                           Fair Value of the
                      Company Pays         Notional             Swap at
 Maturity Date         Fixed Rate           Amount          March 31, 2002
 -------------         ----------           ------         -----------------
     7/21/2003           5.5100%           $ 75,000            ($2,621)
     7/21/2003           5.5600%           $125,000            ($4,461)
     3/11/2005           5.2550%           $100,000            ($1,943)
     3/11/2005           5.2725%           $100,000            ($2,030)
    10/26/2005           5.3975%           $100,000            ($2,401)

     We are exposed to interest rate risk on borrowings under our floating rate revolving credit facility. At March 31, 2002, $228 million was outstanding bearing interest at a weighted average effective rate of 3.7% per annum. Assuming a hypothetical 10% increase in weighted average interest rate from those in effect at March 31, 2002, the increase in annual interest expense for advances under this facility would be approximately $0.8 million. At March 31, 2002, we are exposed to variable rental rates on the equipment leases we entered into in June 1999 and October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at quarter end, the increase in annual leasing expense on these equipment leases would be approximately $1.8 million. We do not currently use derivative financial instruments to mitigate foreign currency risk, however, we may consider the use of such instruments because of recent events in Argentina and Venezuela.

     In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers as mandated by the Argentine government. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 8% of our EBITDAR, before allocation of corporate sales, general and administrative expense. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina may be adversely affected which could result in reductions in our net income.

     In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. For the year ended December 31, 2001, our Venezuelan operations represented approximately 7% of our revenue and 11% of our EBITDAR, before allocation of corporate sales, general and administrative expense.

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

     Commencing in February 2002, approximately 14 putative class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Southern District of Texas. The plaintiffs in the actions each purport to represent purchasers of our common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. In addition, commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas and one derivative lawsuit was filed in the Delaware State Court in New Castle County, Delaware. These derivative lawsuits, which were filed by certain of our shareholders against our directors purportedly on behalf of the Company, allege, among other things, that our directors breached their fiduciary duties to shareholders and seek unspecified amounts of damages, interest and costs, including legal fees. We intend to defend these cases vigorously. The Board of Directors has formed a Special Litigation Committee to address the issues raised by the derivative suits. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition, results of operations or cash flows.

     The Fort Worth District Office of the Securities and Exchange Commission has requested Hanover to provide information relating to the matters involved in Hanover's restatement of its financial results for the year ended December 31, 2000 and the nine months ended September 30, 2001. Hanover is cooperating fully with this request. It is too soon to tell whether the outcome of this inquiry will have a material effect on the Company's business, financial condition, results of operations or cash flows.

     We are involved in various other legal proceedings that are considered to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Item 6:  Exhibits and reports on Form 8-K

     (a)  Exhibits

     10.73 Employment letter with John E. Jackson dated February 1, 2002

     10.74 Employment letter with Mark S. Berg dated April 17, 2002

     (b)  Reports submitted on Form 8-K:

          (1) A report on Form 8-K was filed on January 25, 2002, which reported under the caption "Item 5 - Other Events" that the Company's Board of Directors had approved management's recommendation for a ten day waiver of the Company's internally imposed policy under which officers and directors are normally prohibited from buying shares of the Company's common stock.

          (2) A report on Form 8-K was filed on January 25, 2002, which reported under the caption "Item 5 - Other Events" that the Company and GE Power Systems had announced a joint marketing and business development plan designed to further expand the presence of both companies in the global oil and gas industry.

          (3) A report on Form 8-K was filed on January 29, 2002, which reported under the caption "Item 5 - Other Events" the Company's limited relationship with Enron. Hanover also further described its investments and equity earnings in non-controlled joint ventures, including its participation in a joint venture formed in 2000 to carry out a major natural gas compression and gas handling contract on behalf of the Shell Petroleum Development Company of Nigeria Limited, the Nigerian operating unit of The Royal/Dutch Shell Group.

          (4) A report on Form 8-K was filed on February 26, 2002, which reported under the caption "Item 5 - Other Events" that the Company had modified its growth strategy by high-grading its capital expenditures, thereby enabling the Company to finance its growth through net cash generated by operating activities. The Company also announced it would report lower than anticipated financial results for the quarter ended December 31, 2001 and revised its financial targets for 2002.

          (5) A report on Form 8-K was filed on February 27, 2002, which reported under the caption "Item 5 - Other Events" the election of William S. Goldberg as Vice Chairman of the Board of Directors, the election of Victor E. Grijalva and I. Jon Brumley as directors, and the appointment of John E. Jackson as Chief Financial Officer and Senior Vice President of the Company.

          (6) A report on Form 8-K was filed on February 27, 2002, which reported under the caption "Item 5 - Other Events" that the Company had announced that as a result of its transaction and accounting review and with the concurrence of its outside auditor, would restate its financial results for the year ended December 31, 2000 and the nine months ended September 30, 2001 to reflect changes in accounting treatment for certain transactions.

          (7) A report on Form 8-K was filed on March 5, 2002, which reported under the caption "Item 5 - Other Events" that the Company had announced the election of Gordon Hall to the Board of Directors.

          (8) A report on Form 8-K was filed on March 11, 2002, which reported under the caption "Item 5 - Other Events" that the Fort Worth District Office of the Securities and Exchange Commission had requested information relating to the other matters involved in the Company's previously announced restatement of its Company's financial results for the year ended December 31, 2000 and the nine months ended September 30, 2001.

          (9) A report on Form 8-K was filed on March 20, 2002, which reported under the caption "Item 5 - Other Events" that the Company had announced that Victor E. Grijalva, was elected Chairman of the Board of Directors.

          (10) A report on Form 8-K was filed on March 20, 2002, which reported under the caption "Item 5 - Other Events" that the Company and CrystaTech, Inc., had entered into an engineering, sales, and marketing agreement designed to further expand the presence of both companies in the global oil and gas industry.

          (11) A report on Form 8-K was filed on March 21, 2002, which reported under the caption "Item 5 - Other Events" the appointment of Stephen P. York as Vice President and Corporate Controller effective April 1, 2002.

          (12) A report on Form 8-K was filed on March 29, 2002, which reported under the caption "Item 5 - Other Events" the Company's financial results for the fourth quarter and year ended December 31, 2001 and a revision to the Company's financial targets for 2002. This report also included a consolidated income statement for the quarter and year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

Date: May 15, 2002

By: /s/ Michael J. McGhan
    ----------------------
    Michael J. McGhan
    President and Chief Executive Officer

Date: May 15, 2002
By: /s/ John E. Jackson
    --------------------
    John E. Jackson
    Senior Vice President and Chief Financial Officer