Form 10-Q
period 2002-06-30
HANOVER COMPRESSOR CO /
filed 2002-08-14
CIK 909413

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes X    No

As of August 9, 2002 there were 79,284,478 shares of the Company's common stock, par value $0.001 per share, outstanding.

                           HANOVER COMPRESSOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
        (in thousands of dollars, except for par value and share amounts)
                                   (unaudited)

                                                                                                  June 30,     December 31,
                                                                                                   2002            2001
                                                                                               -------------  -------------
                                ASSETS                                                                         (Restated)
Current assets:
     Cash and cash equivalents                                                                 $      40,649  $      23,191
     Accounts receivable trade, net                                                                  222,286        272,014
     Inventory                                                                                       214,172        216,405
     Costs and estimated earnings in excess of billings on uncompleted contracts                      44,338         59,099
     Other current assets                                                                             45,833         44,709
                                                                                               -------------  -------------
           Total current assets                                                                      567,278        615,418
                                                                                               -------------  -------------

Property, plant and equipment, net                                                                 1,214,904      1,152,385
Goodwill, net                                                                                        196,419        244,427
Intangible and other assets                                                                           85,963         79,090
Investment in non-consolidated affiliates                                                            178,383        178,328
                                                                                               -------------  -------------
                    Total assets                                                               $   2,242,947  $   2,269,648
                                                                                               =============  =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                                      $       5,185  $       5,553
     Accounts payable, trade                                                                          66,051        119,077
     Accrued liabilities                                                                             163,759        155,108
     Advance billings                                                                                 55,018         53,140
     Billings on uncompleted contracts in excess of costs and estimated earnings                       9,663          7,152
                                                                                               -------------  -------------
       Total current liabilities                                                                     299,676        340,030
Long-term debt                                                                                       581,316        504,260
Other liabilities                                                                                    121,295        130,276
Deferred income taxes                                                                                160,773        166,916
                                                                                               -------------  -------------
                  Total liabilities                                                                1,163,060      1,141,482
                                                                                               -------------  -------------

Commitments and contingencies (note 8)
Mandatorily redeemable convertible preferred securities                                               86,250         86,250
Common stockholders' equity:
     Common stock, $.001 par value; 200,000,000 shares authorized;
       79,430,300 and 79,228,179 shares issued and outstanding, respectively                              80             79
     Additional paid-in capital                                                                      833,588        828,939
     Notes receivable - employee stockholders                                                         (2,781)        (2,538)
     Deferred employee compensation - restricted stock grants                                         (2,624)            --
     Accumulated other comprehensive (loss)                                                           (6,411)        (6,557)
     Retained earnings                                                                               172,502        222,710
     Treasury stock - 75,739 common shares at cost                                                      (717)          (717)
                                                                                               -------------  -------------
       Total common stockholders' equity                                                             993,637      1,041,916
                                                                                               -------------  -------------
                     Total liabilities and common stockholder's equity                         $   2,242,947  $   2,269,648
                                                                                               =============  =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
               (in thousands of dollars, except per share amounts)
                                   (unaudited)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                  2002           2001             2002           2001
                                                             -------------- --------------   -------------- --------------
Revenues:
   Rentals                                                     $ 129,284        $  89,873      $ 258,155      $ 169,735
   Parts, service and used equipment                              67,859           50,025        135,446        100,359
   Compressor fabrication                                         32,444           57,839         58,502        112,490
   Production and processing equipment fabrication                31,617           43,785         64,749         85,397
   Equity in income of non-consolidated affiliates                 5,214            1,313         10,146          2,063
   Other                                                             791            2,594          1,117          5,329
                                                               ---------        ---------      ---------      ---------
                                                                 267,209          245,429        528,115        475,373
Expenses:
   Rentals                                                        40,827           30,561         83,501         57,273
   Parts, service and used equipment                              64,500           34,203        120,694         64,043
   Compressor fabrication                                         28,241           48,733         50,640         94,989
   Production and processing equipment fabrication                27,536           34,210         56,073         67,978
   Selling, general and administrative                            40,066           23,645         74,737         44,381
   Depreciation and amortization                                  27,387           19,581         51,763         36,984
   Leasing expense                                                23,946           15,639         46,874         30,927
   Interest expense                                                9,174            3,069         17,436          6,055
   Distributions on mandatorily redeemable convertible
     preferred securities                                          1,594            1,594          3,187          3,187
   Foreign currency translation                                      197                8         12,878            163
   Change in fair value of derivative financial instruments          977               15         (1,033)         3,007
   Goodwill impairment                                            47,500               --         47,500             --
   Other                                                          14,626               --         14,837             --
                                                               ---------        ---------      ---------      ---------
                                                                 326,571          211,258        579,087        408,987
                                                               ---------        ---------      ---------      ---------
Income (loss) before income taxes                                (59,362)          34,171        (50,972)        66,386
Provision (benefit) for income taxes                              (4,121)          12,977           (765)        25,219
                                                               ---------        ---------      ---------      ---------

Net income (loss) before cumulative effect of accounting
  change                                                         (55,241)          21,194        (50,207)        41,167
    Cumulative effect of accounting change for
     derivative instruments, net of income tax                        --               --             --           (164)
                                                               ---------        ---------      ---------      ---------
Net income (loss)                                                (55,241)          21,194        (50,207)        41,003

Other comprehensive income (loss), net of tax:
    Change in fair value of derivative financial instruments      (4,457)             761         (2,498)           761
    Foreign currency translation                                   2,648               10          2,644             16
                                                               ---------        ---------      ---------      ---------
Comprehensive income (loss)                                    $ (57,050)       $  21,965      $ (50,061)     $  41,780
                                                               =========        =========      =========      =========

Diluted net income (loss) per share:
   Net income (loss) before cumulative effect
     of accounting change                                      $ (55,241)       $  21,194      $ (50,207)     $  41,167
   Distributions on mandatorily redeemable
     convertible preferred securities, net of income tax              --            1,036             --          2,072
   Cumulative effect of accounting change, net of income tax          --               --             --           (164)
                                                               ---------        ---------      ---------      ---------
Net income (loss) for purposes of computing diluted net
  income (loss) per share                                      $ (55,241)       $  22,230      $ (50,207)     $  43,075
                                                               =========        =========      =========      =========
Earnings (loss) per common share:
   Basic                                                       $   (0.70)       $    0.30      $   (0.63)     $    0.60
   Diluted                                                     $   (0.70)       $    0.28      $   (0.63)     $    0.56

Weighted average common and common equivalent shares
  outstanding:
   Basic                                                          79,382           70,243         79,288         68,555
   Diluted                                                        79,382           79,205         79,288         77,557

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                                   Six Months ended June 30,
                                                                                                   -------------------------
                                                                                                       2002         2001
                                                                                                    ---------    ----------
Cash flows from operating activities:
     Net income (loss)                                                                            $   (50,207)  $    41,003
     Adjustments:
         Depreciation and amortization                                                                 51,763        36,984
         Amortization of debt issuance costs and debt discount                                            725         1,024
         Bad debt expense                                                                               4,941         1,038
         Gain on sale of property, plant and equipment                                                 (1,420)       (4,023)
         Equity in income of non-consolidated affiliates                                              (10,146)       (2,063)
        (Gain) loss on derivative instruments                                                          (1,033)        3,260
         Write down of non-consolidated affiliates                                                     12,625            --
         Goodwill impairment                                                                           47,500            --
         Pay-in-kind interest on Schlumberger note                                                     11,971            --
         Deferred income taxes                                                                         (2,711)       15,689
         Changes in assets and liabilities, excluding impact of  business combinations:
                Accounts receivable and notes                                                          41,760        (1,935)
                Inventory                                                                               2,253       (52,430)
                Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                                                17,271       (27,468)
                Accounts payable and other liabilities                                                (53,555)        2,366
                Advance billings                                                                        1,202        12,431
                Other                                                                                  (2,503)       (3,569)
                                                                                                  -----------   -----------
Net cash provided by operating activities                                                              70,436        22,307
                                                                                                  -----------   -----------

Cash flows from investing activities:
     Capital expenditures                                                                            (144,508)     (187,041)
     Payments for deferred lease transaction costs                                                       (412)         (131)
     Proceeds from sale of property, plant and equipment                                               37,780        10,373
     Cash used for business combinations, net                                                          (9,278)      (76,686)
     Cash returned from non-consolidated affiliates                                                     5,698         3,288
     Cash used to acquire investments in non-consolidated affiliates                                   (7,706)       (5,771)
                                                                                                  -----------   -----------
Net cash used in investing activities                                                                (118,426)     (255,968)
                                                                                                  -----------   -----------

Cash flows from financing activities:
     Net borrowing (repayment) on revolving credit facility                                            66,000       (37,500)
     Repayment of long-term debt and short-term notes                                                  (1,190)      (11,832)
     Payment of debt issue costs                                                                         (275)           --
     Issuance of convertible senior notes, net                                                             --       185,590
     Issuance of common stock, net                                                                         --        83,850
     Proceeds from warrant conversions and stock option exercises                                         820         1,310
     Proceeds from employee stock purchases                                                               264
     Repayment of employee shareholder notes                                                               25            32
                                                                                                  -----------   -----------
Net cash provided by financing activities                                                              65,644       221,450
                                                                                                  -----------   -----------
Effect of exchange rate changes on cash and equivalents                                                  (196)           11
                                                                                                  -----------   -----------
Net increase (decrease) in cash and cash equivalents                                                   17,458       (12,200)
Cash and cash equivalents at beginning of period                                                       23,191        45,484
                                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                                        $    40,649   $    33,284
                                                                                                  ===========   ===========

Acquisitions of businesses:
     Property, plant and equipment acquired                                                       $     7,400   $    87,324
     Other assets acquired, net of cash acquired                                                  $     1,785   $    10,247
     Goodwill                                                                                     $        --   $    32,369
     Liabilities                                                                                  $        93   $    (1,047)
     Debt issued                                                                                  $        --   $    (3,716)
     Deferred taxes                                                                               $        --   $    (6,802)
     Common stock issued                                                                          $        --   $   (41,689)


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hanover Compressor Company (the "Company", "we", "us" or "our") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's (i) Annual Report on Form 10-K/A for the year ended December 31, 2001 and (ii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. These interim results are not necessarily indicative of results for a full year.

EARNINGS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, warrants to purchase common stock, convertible senior notes and mandatorily redeemable preferred securities, unless their effect would be anti-dilutive.


                                                                    Three Months Ended             Six Months Ended
                       (in thousands)                                    June 30,                      June 30,
                                                                    2002          2001             2002          2001
                                                                  --------      --------        ---------     ---------
Weighted average common shares outstanding -- used in basic
     earnings per common share                                      79,382        70,243           79,288        68,555
Net dilutive potential common shares issuable
     on exercise of options                                             **         4,133               **         4,173
Net dilutive potential common shares issuable
     on exercise of warrants                                            **             4               **             4
Net dilutive potential common shares issuable
     on conversion of mandatorily redeemable preferred
     securities                                                         **         4,825               **         4,825
Net dilutive potential common shares issuable
     on conversion of convertible senior notes                          **            **               **            **
                                                                  --------      --------        ---------     ---------
Weighted average common shares and dilutive potential
    common shares - used in dilutive earnings per common
    share                                                           79,382        79,205           79,288        77,557
                                                                  ========      ========        =========     =========

-----------------
** Excluded from diluted earnings per common share as the effect would have been antidilutive.


The table below indicates the potential common shares issuable which were excluded from diluted earnings per common shares as their effect would be anti-dilutive.

                                                                    Three Months Ended             Six Months Ended
                       (in thousands)                                    June 30,                      June 30,
                                                                    2002          2001             2002          2001
                                                                  --------      --------        ---------     ---------
Net dilutive potential common shares issuable
     on exercise of options                                          2,857            --            2,917            --
Net dilutive potential common shares issuable
     on exercise of warrants                                             4            --                4            --
Net dilutive potential common shares issuable
     on conversion of mandatorily redeemable preferred
     securities                                                      4,825            --            4,825            --
Net dilutive potential common shares issuable
     on conversion of convertible senior notes                       1,504         1,504            1,504         1,504


RECLASSIFICATIONS

Certain amounts in the prior year's financial statements have been reclassified to conform to the 2002 financial statement classification. These reclassifications have no impact on net income (loss). See Note 13 for a discussion of restatements.

2. BUSINESS COMBINATIONS

In August 2001, we acquired 100% of the issued and outstanding shares of the Production Operators Corporation natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761 million in cash, Hanover common stock and indebtedness, subject to certain post-closing adjustments that to date have resulted in an increase in the purchase price to approximately $778 million. Under the terms of the definitive agreement, Schlumberger received approximately $287 million in cash, $150 million in a long-term subordinated note and approximately 8,708,000 Hanover common shares, or approximately 11% of the outstanding shares of Hanover common stock, which are required to be held by Schlumberger for at least three years following the closing date.

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

                                                                              Three Months Ended     Six Months Ended
                                                                                June 30, 2001         June 30, 2001
                                                                              -------------------    -----------------
     Revenue                                                                        $286,377              $558,599
     Net income before cumulative effect of accounting change                         23,000                42,080
     Earnings per common share--basic                                                   0.29                  0.54
     Earnings per common share--diluted                                                 0.27                  0.50



3. INVENTORIES

     Inventory consisted of the following (in thousands):

                                                                                June 30, 2002       December 31, 2001
                                                                                -------------       -----------------
     Parts and supplies                                                             $146,292              $147,627
     Work in progress                                                                 46,337                46,091
     Finished goods                                                                   21,543                22,687
                                                                                    --------              --------
                                                                                    $214,172              $216,405
                                                                                    ========              ========


During the three months ended June 30, 2002, we recorded approximately $12.1 million in inventory write downs and additional reserves for parts and power generation inventory which was either obsolete, excess or carried at a price above market value.

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following (in thousands):


                                                                                June 30, 2002       December 31, 2001
                                                                                -------------       -----------------
                                                                                                        (restated)
     Compression equipment, facilities and other rental assets                   $1,254,114            $1,172,154
     Land and buildings                                                              74,952                55,570
     Transportation and shop equipment                                               68,684                61,848
     Other                                                                           26,543                23,848
                                                                                 ----------            ----------
                                                                                  1,424,293             1,313,420
     Accumulated depreciation                                                      (209,389)             (161,035)
                                                                                 ----------            ----------
                                                                                 $1,214,904            $1,152,385
                                                                                 ==========            ==========


After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15 year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet. We believe our new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. The effect of this change in estimate on the six months ended June 30, 2002 was a decrease in depreciation expense of approximately $7.0 million and an increase in net income of approximately $4.2 million ($0.05 per share).

5. LONG-TERM DEBT

                                                                                                June 30, 2002   December 31, 2001
                                                                                                -------------   -----------------
     Bank credit facility                                                                          $223,000         $157,000
     4.75% convertible senior notes due 2008                                                        192,000          192,000
     Schlumberger note, interest at 10.5%                                                           161,971          150,000
     Real estate mortgage, interest at 7.5%, collateralized by certain land and buildings,
       payable through 2002                                                                           3,417            3,583
     Other, interest at various rates, collateralized by equipment and other assets, net of
       unamortized discount                                                                           6,113            7,230
                                                                                                   --------         --------
                                                                                                    586,501          509,813
     Less--current maturities                                                                        (5,185)          (5,553)
                                                                                                  ---------         --------
                                                                                                  $ 581,316         $504,260
                                                                                                  =========         ========

Our amended and restated bank credit facility provides for a $350,000,000 revolving credit facility that matures on November 30, 2004. Advances bear interest at the bank's prime or a negotiated rate (3.6% and 3.9% at June 30, 2002 and December 31, 2001, respectively). A commitment fee of 0.35% per annum on the average available commitment is payable quarterly. The credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. The credit facility also limits the payment of cash dividends on the Company's common stock to 25% of net income for the respective period.

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

In connection with the POI Acquisition on August 31, 2001, the Company issued a $150,000,000 subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the subordinated acquisition note accrues and is payable-in-kind (accrued interest is converted to note principal if not paid) at the rate of 8.5% annually through February 28, 2002, 10.5% for the following six months and rates periodically increasing in increments of 1% to 2% per annum thereafter to a maximum interest rate after March 2005 of 15.5%. In the event of an event-of-default under the subordinated acquisition note, interest will accrue at a rate of 2% above the then applicable rate. The subordinated acquisition note is subordinated to all of the Company's indebtedness other than indebtedness to fund future acquisitions. In the event that the Company completes an offering of equity securities, the Company is required to apply the proceeds of the offering to repay amounts outstanding under the subordinated acquisition note as long as no default exists or would exist under the Company's other indebtedness as a result of such payment.

6. ACCOUNTING FOR DERIVATIVES

We adopted Statement of Financial Accounting Standard ("SFAS") 133 on January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, the Company entered into two interest rate swaps which are outstanding at June 30, 2002 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, but were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recognized in leasing expense. These swap transactions expire in July 2003. The Company recognizes the unrealized gain or loss related to the change in the fair value of these interest rate swaps in the statement of income because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At June 30, 2002, $6,524,000 was recorded in accrued liabilities and $292,000 in other long-term liabilities related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income (loss).

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

These three swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. At June 30, 2002, $11,254,000 was included in accrued current liabilities and $1,931,000 in other long-term liabilities with respect to these three swaps.

The counterparties to the Company's interest rate swap agreements are major international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.

7.  COMMON STOCKHOLDERS EQUITY

In May 2002, the Company issued 142,585 shares of restricted common stock to certain employees as part of an incentive compensation plan. The restricted stock grants vest equally over four years. Deferred compensation is charged to equity when the restricted stock is granted. The deferred compensation is expensed over the balance of the vesting period and is adjusted if conditions of the restricted stock grant are not met.

8. COMMITMENTS AND CONTINGENCIES

Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against us and certain of our officers and directors in the United States District Court of the Southern District of Texas. These class actions have been consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-CV-0410, naming as defendants Hanover Compressor Company, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O'Connor. The plaintiffs in the securities actions purport to represent purchasers of our common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. Motions are pending for appointment of lead plaintiff(s). A consolidated complaint is due 30 days after the Court appoints lead plaintiff(s).

Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited) and one derivative lawsuit was filed in the Delaware State Court in New Castle County, Delaware. A motion to consolidate the derivative actions that were filed in the United States District Court for the Southern District of Texas is currently pending. These six pending derivative lawsuits are:


-------------------- -------------------------------------- --------------- -------------------------- -------------
                                                             Civil Action
     Plaintiff                    Defendants                      No.                 Court            Date Instituted
-------------------- -------------------------------------- --------------- -------------------------- ---------------
Harbor Finance       Michael J. McGhan, William S.            H-02-0761     United States District       03/01/02
Partners,            Goldberg, Ted Collins, Jr., Robert                     Court for the Southern
derivatively on      R. Furguson, Melvyn N. Klein,                          District of Texas
behalf of Hanover    Michael A. O'Connor, Alvin V.
Compressor Company   Shoemaker, Defendants and Hanover
                     Compressor Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------

Roger Koch,          Michael A. O'Connor, William S.          H-02-1332     United States District       4/10/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                     Court for the Southern
Behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                    District of Texas
Compressor Company   R. Furguson, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,
                     Gordon T. Hall, I. Jon Brumley,
                     Defendants and Hanover Compressor
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
Henry Carranza,      Michael A. O'Connor, William S.          H-02-1430     United States District       4/18/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                     Court for the Southern
behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                    District of Texas
Compressor Company   R. Furguson, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,
                     Gordon T. Hall, I. Jon Brumley,
                     Defendants and Hanover Compressor
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
William Steves,      Michael A. O'Connor, William S.          H-02-1527     United States District       4/27/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                     Court for the Southern
behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                    District of Texas
Compressor Company   R. Furguson, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,
                     Gordon T. Hall, I. Jon Brumley,
                     Defendants and Hanover Compressor
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
John B. Hensley,     Michael J. McGhan, William S.            H-02-2994     270th Judicial District,      6/20/02
Jr., derivatively    Goldberg, Ted Collins, Jr., Alvin                      Harris County, Texas;
on behalf of         Shoemaker, Robert R. Furgason,                         removed to the United
Hanover Compressor   Melvyn N. Klein, Charles D. Erwin,                     States District Court
Company              PricewaterhouseCoopers LLP,                            for the Southern
                     Defendants and Hanover Compressor                      District of Texas on
                     Company, Nominal Defendant                             August 9, 2002
-------------------- -------------------------------------- --------------- -------------------------- -------------
Coffelt Family,      Michael A. O'Conner, Michael J.           19410-NC     Delaware State Court in      02/15/02
LLC, derivatively    McGhan, William S. Goldberg, Ted                       New Castle County
on behalf of         Collins, Jr., Melvyn N. Klein, Alvin
Hanover Compressor   V. Shoemaker, and Robert R.
Company              Furgason, Defendants and
                     Hanover Compressor Company, Nominal
                     Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------

These derivative lawsuits, which were filed by certain of our shareholders against our board of directors purportedly on behalf of the Company, allege, among other things, that our directors breached their fiduciary duties to shareholders and seek unspecified amounts of damages, interest and costs, including legal fees. The Board of Directors has formed a Special Litigation Committee to address the issues raised by the derivative suits. Subject to the work of that Committee and the Board's instructions, we intend to defend these cases vigorously.

The putative class action securities lawsuit and the derivative lawsuits are at early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

The Fort Worth District Office of the Securities and Exchange Commission has requested we provide information relating to the matters involved in our restatement of our financial results for the year ended December 31, 2000 and the nine months ended September 30, 2001. We are cooperating fully with the Securities and Exchange Commission's request. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are involved in various other legal proceedings that are considered to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

9. RELATED PARTY TRANSACTIONS

In January 2002, the Company advanced cash of $400,000 to Michael J. McGhan, who served as the Company's President and Chief Executive Officer until August 1, 2002, and $100,000 to Robert O. Pierce, Senior Vice President--Manufacturing and Fabrication, in return for notes. The notes bear interest at 4.5%, mature on September 30, 2002 and are unsecured. These amounts were outstanding at June 30, 2002. In addition, during 2001 we advanced cash of $2,200,000 to Mr. McGhan, which, together with accrued interest, was outstanding as of June 30, 2002. In addition, in exchange for unsecured notes, the Company has loaned approximately $2.9 million to employees who were subject to margin calls, which were outstanding as of July 31, 2002.

On July 29, 2002, the Company purchased 147,322 shares of our common stock from Mr. McGhan for $8.96 per share for a total of $1,320,000. The price per share was determined by reference to the closing price quoted on New York Stock Exchange on July 29, 2002. Our board of directors determined to purchase the shares from Mr. McGhan because he was subject to a margin call during a blackout period under our insider trading policy, and therefore, could not sell such shares to the public to cover the margin call without being in violation of the policy.

On August 1, 2002, the Company entered into a Separation Agreement with Mr. McGhan. The effective date of the agreement is August 1, 2002, and the agreement sets forth a mutual agreement to sever the current relationships between Mr. McGhan and the Company, including the employment relationships of Mr. McGhan with the Company and its affiliates. In the agreement, the parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. McGhan to secure repayment of $2.6 million owed by Mr. McGhan to the Company; (ii) certain waivers and releases by Mr. McGhan; and (iii) certain other matters. In the agreement, Mr. McGhan has made certain representations as to the status of the outstanding loans payable by Mr. McGhan to the Company, the documentation for the loans and the enforceability of the his obligations under the loan documents. The loans were not modified and must be repaid in accordance with their original terms. In addition, the agreement provides that Mr. McGhan may exercise his vested stock options pursuant to the post-termination exercise periods set forth in the applicable plan, which range from 30 to 90 days. In addition, Mr. McGhan agreed, among other things, not to compete with the Company and not to solicit Company employees or customers under terms described in the agreement for a period of twenty-four months after the effective date of the agreement. In consideration for this non-compete/non-solicit agreement, the Company agreed to pay Mr. McGhan $33,333.00 per month for a period of eighteen months after the effective date of the agreement.

On August 2, 2002, the Company entered into a Separation Agreement with Mr. Charles D. Erwin, who served as the Company's Chief Operating Officer until August 2, 2002. The effective date of the agreement is August 2, 2002, and the agreement sets forth a mutual agreement to sever the current relationships between Mr. Erwin and the Company, including the employment relationships of Mr. Erwin with the Company and its affiliates. In the agreement, the parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. Erwin to secure repayment of $583,692 owed by Mr. Erwin to the Company; (ii) certain waivers and releases by Mr. Erwin; (iii) the payment of a reasonable and customary finders fee for certain proposals brought to the Company's attention by Mr. Erwin during the twenty-four month period after the effective date of the agreement; and (iv) certain other matters. In the agreement, Mr. Erwin has made certain representations as to the status of the outstanding loan payable by Mr. Erwin to the Company, the documentation for the loan and the enforceability of the his obligations under the loan documents. The loan was not modified and must be repaid in accordance with its original terms. In addition, the agreement provides that Mr. Erwin may exercise his vested stock options pursuant to the post-termination exercise periods set forth in the applicable plan, which range from 30 to 90 days. Mr. Erwin's non-vested stock options were forfeited as of August 2, 2002. In addition, Mr. Erwin agreed, among other things, not to compete with the Company and not to solicit Company employees or customers under terms described in the agreement for a period of twenty-four months after the effective date of the agreement. In consideration for this non-compete/non-solicit agreement, the Company agreed to pay Mr. Erwin $20,611.11 per month for a period of eighteen months after the effective date of the agreement.


10. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". This Statement is effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Companies may no longer use the pooling of interests method for future combinations.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, amortization of goodwill over an estimated useful life will be discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 became effective for Hanover on January 1, 2002. For the three and six months ended June 30, 2001, our goodwill amortization was approximately $2,926,000 and $5,405,000, respectively. The transition provisions of SFAS 142 required us to identify our reporting units and perform an initial impairment assessment of the goodwill attributable to each reporting unit as of January 1, 2002. We determined that our reporting units are the same as our business segments and performed our initial impairment assessment. We determined that no impairment existed as of January 1, 2002. However, due to a downturn in our business and changes in the business environment in which we operate, we completed an additional impairment analysis as of June 30, 2002. As a result of the analysis performed as of June 30, 2002, we recorded an estimated $47,500,000 impairment of goodwill attributable to our production and processing equipment fabrication business unit. The fair value of reporting units was estimated using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales. We may adjust the estimated impairment in our third quarter results upon completion of the second step of the goodwill impairment test. The second step of the goodwill impairment test requires us allocate the fair value of the reporting unit to the production and processing equipment businesses' assets.

The table below presents the carrying amount of goodwill at June 30, 2002:

                    (in thousands)                           Balance
                                                          June 30, 2002
                                                          -------------

Domestic rentals                                              $ 90,306
International rentals                                           33,149
Parts, service and used equipment                               53,788
Compressor fabrication                                          19,176
Production and processing equipment fabrication                     --
                                                              --------
Total                                                         $196,419
                                                              ========


The table below presents Hanover's results as if goodwill had not been amortized:

                     (in thousands, except per share amounts)                 Three Months Ended     Six Months Ended
                                                                                June 30, 2001         June 30, 2001
                                                                              ------------------     ----------------
     Net income as reported                                                         $21,194               $41,003
     Goodwill amortization, net of tax benefit                                        2,224                 4,108
                                                                                    -------               -------
     Adjusted net income                                                            $23,418               $45,111
                                                                                    =======               =======

     Earnings per common share--basic                                                 $0.33                 $0.66
     Earnings per common share--diluted                                               $0.31                 $0.61


                                                                               Year Ended December 31,
                                                                      2001              2000               1999
                                                                      ----              ----               ----
                                                                   (restated)        (restated)
     Net income as reported                                          $72,856           $49,658             $40,441
     Goodwill amortization, net of tax benefit                         8,846             4,280               1,908
                                                                     -------           -------             -------
     Adjusted net income                                             $81,702           $53,938             $42,349
                                                                     =======           =======             =======

     Earnings per common share--basic                                  $1.13             $0.87               $0.74
     Earnings per common share--diluted                                $1.05             $0.81               $0.69


In June 2001, the FASB issued SFAS 143,"Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement becomes effective for Hanover on January 1, 2003. We are currently assessing the new standard and has not yet determined the impact on our consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions of SFAS 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS 144 became effective for Hanover as of January 1, 2002. We have adopted the new standard, which had no material effect on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FSAB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for Hanover on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard related to SFAS 13, which had no material effect on our consolidated results of operations, cash flows or financial position.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. We are currently assessing the new standard and have not yet determined the impact on our consolidated results of operations, cash flows or financial position.

11. REPORTABLE SEGMENTS

The Company manages its business segments primarily on the type of product or service provided. The Company has five principal industry segments:
Rentals--Domestic; Rentals--International; Parts, Service and Used Equipment; Compressor and Accessory Fabrication and Production and Processing Equipment Fabrication. The rentals segments provide natural gas compression and power generation rental and maintenance services to meet specific customer requirements. The compressor fabrication segment involves the design, fabrication and sale of natural gas compression units to meet unique customer specifications. The production and processing equipment fabrication segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas. Parts, service and used equipment segment provides used equipment, both new and used parts directly to customers, as well as complete maintenance services for customer owned packages.

The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily redeemable convertible preferred securities and income taxes. Amounts defined as "Other" includes equity income of non-consolidated affiliates, results of insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and inter-segment sales. Inter-segment sales are accounted for at cost except for compressor fabrication sales which are accounted for on an arms length basis. Intersegment sales and resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly.

The following table presents sales and other financial information by reportable segment for the three months ended June 30, 2002 and 2001 (in thousands).


                                                         PARTS,      COMPRESSOR   PRODUCTION
                            DOMESTIC   INTERNATIONAL  SERVICE AND   AND ACCESSORY EQUIPMENT
                            RENTALS       RENTALS    USED EQUIPMENT  FABRICATION  FABRICATION    OTHER    ELIMINATIONS  CONSOLIDATED
                          ----------------------------------------------------------------------------------------------------------
June 30, 2002:
Revenues from External
Customers                   $ 82,324     $ 46,960      $ 67,859     $ 32,444      $ 31,617     $  6,005      $     --     $  267,209
Intersegment Sales                --          375        23,947       13,670         3,408        2,308       (43,708)            --
                            --------------------------------------------------------------------------------------------------------
Total revenues                82,324       47,335        91,806       46,114        35,025        8,313       (43,708)       267,209

Gross Profit                  54,685       33,772         3,359        4,203         4,081        6,005            --        106,105
Identifiable Assets         $888,832     $724,980      $118,035     $147,804      $144,299     $218,997                   $2,242,947

June 30, 2001:
Revenues from External
Customers                   $ 60,060     $ 29,813      $ 50,025     $ 57,839      $ 43,785     $  3,907      $     --     $  245,429
Intersegment Sales                --          300        16,785       17,194         1,447        1,112       (36,838)            --
                            --------------------------------------------------------------------------------------------------------
Total revenues                60,060       30,113        66,810       75,033        45,232        5,019       (36,838)       245,429

Gross Profit                  39,959       19,353        15,822        9,106         9,575        3,907            --         97,722
Identifiable Assets         $509,151     $508,408      $125,191     $270,318      $142,555     $ 63,612      $     --     $1,619,235


 The following table presents sales and other financial information by industry segment for the six months ended June 30, 2002 and 2001 (in thousands).


                                                         PARTS,      COMPRESSOR   PRODUCTION
                            DOMESTIC   INTERNATIONAL  SERVICE AND   AND ACCESSORY  EQUIPMENT
                            RENTALS       RENTALS    USED EQUIPMENT  FABRICATION  FABRICATION    OTHER    ELIMINATIONS  CONSOLIDATED
                          ----------------------------------------------------------------------------------------------------------
June 30, 2002:
Revenues from external
customers                   $168,458      $89,697      $135,446      $58,502      $ 64,749     $ 11,263      $     --       $528,115
Intersegment sales                --          716        31,961       44,954         6,364        3,886       (87,881)             -
                          ----------------------------------------------------------------------------------------------------------
Total revenues               168,458       90,413       167,407      103,456        71,113       15,149       (87,881)       528,115

Gross Profit                 110,946       63,708        14,752        7,862         8,676       11,263            --        217,207

June 30, 2001:
Revenues from external
customers                   $113,789      $55,946      $100,359     $112,490      $ 85,397     $  7,392      $     --       $475,373
Intersegment sales                --        2,134        23,968       36,722         2,232        2,246       (67,302)             -
                          ----------------------------------------------------------------------------------------------------------
Total revenues               113,789       58,080       124,327      149,212        87,629        9,638       (67,302)       475,373

Gross Profit                  76,341       36,121        36,316       17,501        17,419        7,392            --        191,090


12. OTHER EXPENSE

     The Company reviews for the impairment of long-lived assets, including property, plant and equipment, goodwill, intangibles and investments in non-consolidated affiliates whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or a decline in value may be other than temporary. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair market value.

Other expenses recorded during the three months ended June 30, 2002 were $14,626,000. Other expense includes a $12.1 million write-down of investments in three non-consolidated affiliates which have experienced a decline in value which we believe to be other than temporary, a $0.5 million write off of a purchase option for an acquisition which the Company has abandoned and a $2.0 million write down of a note receivable from Aurion Technologies, Inc.

13. SUBSEQUENT EVENTS

Acquisitions

In July 2002, the Company acquired a 92.5% interest in Wellhead Power Gates LLC for approximately $14.4 million. Wellhead Power Gates is a developer and owner of a peaking plant in Fresno County, California which is under contract with California Department of Water Resources.

In July 2002, the Company acquired a 49% interest in Wellhead Power Panoche LLC for approximately $6.8 million. Wellhead Power Panoche is a developer and owner of a peaking plant in Fresno County, California which is under contract with California Department of Water Resources.

Management Changes

On July 30, the Company announced the resignation of William S. Goldberg as vice chairman and a member of the board of directors, effective August 31, 2002. On August 2, 2002, the Company announced the resignations of Chief Executive Officer Michael J. McGhan and Chief Operating Officer Charles D. Erwin, and Chairman Victor E. Grijalva was appointed by the board of directors to serve as Chief Executive Officer pending completion of a search for a replacement. Senior corporate officers will report directly to Mr. Grijalva until a new chief executive is in place. Mr. Grijalva, 64, who retired December 31, 2001 as vice chairman of Schlumberger Ltd., was elected to Hanover's expanded board of directors in February and elected chairman in March.

Restatement

An independent committee of the board of directors, aided by outside legal counsel, recently completed an extensive investigation of certain transactions recorded during 2000 and 2001, including those transactions restated by the Company last February. The investigation ultimately focused on a group of additional transactions similar to those included in the restatement announced in February and involving revenues of $15.3 million and net income of $5.0 million. As a result of this investigation, the Company determined and its independent auditors agreed that several transactions will be restated, including one that was the subject of restatement announced in February 2002. For 2001, the Company reduced revenue by $7,083,000 of total revenue of $1,078,209,000 and reduced pretax expenses by $7,437,000. The results, after taxes, added

$219,000 to the total $72,637,000 of net income for the year ended December 31, 2001, with fully diluted per share earnings remaining $0.95. The restatement also reduced 2000 revenue by $2,203,000 of the total $566,081,000 and $1,506,000 of the total $51,164,000 of net income for the year ended December 31, 2000, and reduced fully diluted per share earnings of $0.77 by $0.02. The restatement had no impact on the Company's results of operations for the three and six month periods ended June 30, 2001.

On February 26, 2002, the Company announced a restatement based upon an investigation that was concluded by counsel under the direction of the Audit Committee. While the Company did not believe any additional matters would require restatement when it made its February announcement, and although the amounts involved in the present restatement are small in the context of the Company's overall revenues and net income, additional information came to light as part of the investigation conducted by a committee of the board since February that made the current restatement necessary under the circumstances. The Company has provided, and will continue to provide, information concerning its internal investigations to the Securities and Exchange Commission.

The restated transactions include the correction of $7,500,000 of revenue and $820,000 of net income from the sale of a power generation unit. The sale was one of three such turbine sales the Company restated last February after determining that the revenue should have been recognized on these transactions at the time that collection of the sales price was reasonably assured. The transaction in question was restated last February to reflect the fact that the Company did not receive full payment on the $7,500,000 turbine sale until the fourth quarter of 2001 and, therefore, recorded the related $820,000 net income in that quarter. The Company subsequently determined, based on new information related to this transaction, that the turbine sale in question should have been accounted for as an exchange of equipment rather than an asset sale and, consequently, revenue and net income for both the full year and fourth quarter 2001 need to be reduced accordingly.

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

     . adverse results in shareholder or other litigation or regulatory proceedings; and

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES

Our total revenues increased by $21.8 million, or 9%, to $267.2 million during the three months ended June 30, 2002 from $245.4 million during the three months ended June 30, 2001. The increase resulted primarily from growth of our natural gas compressor rental fleet and business acquisitions completed during 2001.

Revenues from rentals increased by $39.4 million, or 44%, to $129.3 million during the three months ended June 30, 2002 from $89.9 million during the three months ended June 30, 2001. Domestic revenues from rentals increased by $22.3 million, or 37%, to $82.3 million during the three months ended June 30, 2002 from $60.0 million during the three months ended June 30, 2001. International rental revenues increased by $17.1 million, or 57%, to $46.9 million during the three months ended June 30, 2002 from $29.8 million during the three months ended June 30, 2001. The increase in both domestic and international rental revenue resulted primarily from business acquisitions completed during 2001 and from expansion of our rental fleet. During 2001, we completed two significant acquisitions: (1) in March 2001, we acquired OEC Compression Corporation which increased our rental fleet by approximately 175,000 horsepower, and (2) in August 2001, we acquired Production Operators Corporation which increased our rental fleet by approximately 860,000 horsepower. At June 30, 2002, our compressor rental fleet consisted of approximately 3,611,000 horsepower, a 43% increase over the approximately 2,533,000 horsepower in the rental fleet at June 30, 2001. Domestic horsepower in the rental fleet increased by 35% to approximately 2,777,000 horsepower at June 30, 2002 from approximately 2,060,000 horsepower at June 30, 2001. In addition, international horsepower increased by 76% to approximately 834,000 horsepower at June 30, 2002 from approximately 473,000 horsepower at June 30, 2001.

Revenue from parts, service and used equipment increased by $17.9 million, or 36%, to $67.9 million during the three months ended June 30, 2002 from $50.0 million during the three months ended June 30, 2001. This increase was primarily due to a $12.6 million compressor sale transaction in the second quarter of 2002.

Revenues from compressor fabrication decreased by $25.4 million, or 44%, to $32.4 million during the three months ended June 30, 2002 from $57.8 million during the three months ended June 30, 2001. During the three months ended June 30, 2002, an aggregate of approximately 34,000 horsepower of compression equipment was fabricated and sold compared to approximately 108,000 horsepower fabricated and sold during the three months ended June 30, 2001. In addition, approximately 21,000 horsepower was fabricated and placed in the rental fleet during the three months ended June 30, 2002 compared to 28,000 in the three months ended June 30, 2001. Revenues from production and processing equipment fabrication decreased by $12.2 million, or 28%, to $31.6 million during the three months ended June 30, 2002 from $43.8 million during the three months ended June 30, 2001. The decrease in sales of production and processing equipment and compressor fabrication was due primarily to the lower capital spending by customers, recent political and economic events in South America and domestic economic market conditions. The average Henry Hub natural gas price decreased to $3.38 per Mcf for the second quarter of 2002 from $4.65 per Mcf for the second quarter of 2001.

Equity in income of non-consolidated affiliates increased by $3.9 million, or 297%, to $5.2 million during the three months ended June 30, 2002, from $1.3 million during the three months ended June 30, 2001. This increase is primarily due to our acquisition of POI in August of 2001, which included interests in three joint venture projects in South America. These joint ventures contributed $5.5 million in equity earnings for the second quarter of 2002.

EXPENSES

Operating expenses of the rental segments increased by $10.2 million, or 34%, to $40.8 million during the three months ended June 30, 2002 from $30.6 million during the three months ended June 30, 2001. The increase resulted primarily from the corresponding 44% increase in revenues from rentals over the corresponding period in 2001. The gross profit percentage from rentals improved to 68% during the three months ended June 30, 2002 from 66% during the three months ended June 30, 2001. Gross profit margins increased due to the increase in margins in international rental revenues without a corresponding increase in expenses. Operating expenses of parts, service and used equipment increased by $30.3 million, or 89%, to $64.5 million, which is partially related to the 36% increase in parts, service and used equipment revenue and a decrease in margin. The gross profit margin from parts, service and used equipment was 5% during the three months ended June 30, 2002 and 32% during the three months ended June 30, 2001. During the three months ended June 30, 2002, we recorded approximately $12.1 million in inventory write downs and reserves for parts and power generation inventory which was either obsolete, excess or carried at a price above market value. Excluding these write downs and the compression equipment transaction, the gross profit margin from parts, service and used equipment would have been 25% during the three months ended June 30, 2002. The remainder of the decrease was due to an increase in overhead, primarily related to acquisitions, and lower sales margins which have been impacted by weaker market conditions.

Operating expenses of compressor fabrication decreased by $20.5 million, or 42%, to $28.2 million during the three months ended June 30, 2002 from $48.7 million during the three months ended June 30, 2001 commensurate with the corresponding decrease in compressor fabrication revenue. The gross profit margin on compression fabrication was 13% during the three months ended June 30, 2002 and 16% during the three months ended June 30, 2001. The operating expenses attributable to production equipment fabrication decreased by $6.7 million, or 19%, to $27.5 million during the three months ended June 30, 2002 from $34.2 million during the three months ended June 30, 2001. The gross profit margin attributable to production and processing equipment fabrication was 13% during the three months ended June 30, 2002 and 22% during the three months ended June 30, 2001. The decrease in gross profit margin for compressor fabrication and production and processing equipment fabrication was attributable to lower sales levels without a corresponding decrease in overhead and lower sales margins due to the impact of weaker market conditions.

Selling, general and administrative expenses increased $16.4 million, or 69%, to $40.0 million during the three months ended June 30, 2002 from $23.6 million during the three months ended June 30, 2001. The increase is primarily attributable to increased personnel and other administrative and selling expenses associated with increased activity in our business segments resulting from the acquisitions completed during 2001. In addition, in the three months ended June 30, 2002, we recorded approximately $3.3 million in additional legal and accounting costs, a portion of which was associated with our review of certain transactions and the Securities and Exchange Commission inquiry.

We believe that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDAR) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDAR is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDAR is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDAR as a primary determinant of borrowing capacity. EBITDAR for the three months ended June 30, 2002 decreased 32% to $50.2 million from $74.1 million for the three months ended June 30, 2001 primarily due to the $14.1 million write down of non-core assets (included in other expense) and the $12.1 million write down of inventory (included in parts, service and used equipment operating expenses). EBITDAR should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operating activities or other consolidated income
(loss) or cash flow data prepared in accordance with generally accepted accounting principles.

Depreciation and amortization increased by $7.8 million to $27.4 million during the three months ended June 30, 2002 compared to $19.6 million during the three months ended June 30, 2001. The increase in depreciation was due to the additions to the rental fleet, partially offset by the change in estimated lives of certain compressors. After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15 year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet. We believe our new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. The effect of this change in estimate on the three months ended June 30, 2002 was a decrease in depreciation expense of approximately $3.7 million and an increase in net income of approximately $2.2 million ($0.03 per share).

In addition, because we sold compressors in sale leaseback transactions, depreciation expense was reduced by approximately $13 million in the three months ended June 30, 2002 compared to approximately $11 million in the three months ended June 30, 2001. The increase in depreciation was also offset by the decrease in goodwill amortization due to our adoption of SFAS 142. Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. During the three months ended June 30, 2001, approximately $2.9 million in goodwill amortization was recorded.

We incurred leasing expense of $23.9 million during the three months ended June 30, 2002, compared to $15.6 million during the three months ended June 30, 2001. This increase was attributable to the equipment leases we entered into in August 2001. In connection with these leases, we are obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes for notes which are registered under the Securities Act of 1933, as amended. Because the exchange offer has not been completed, we are required to pay additional leasing expense in the amount of approximately $105,000 per week until the exchange offer is completed. The additional leasing expense began accruing on January 28, 2002. In the three months ended June 30, 2002, we recorded additional leasing expense of approximately $1.3 million related to the registration and exchange offering obligations.

Interest expense increased by $6.1 million to $9.2 million during the three months ended June 30, 2002 from $3.1 million for the three months ended June 30, 2001 due to higher levels of outstanding debt partly offset by lower interest rates on our bank credit facility.

The fair value of our derivative instruments (interest rate swaps) decreased during the three months ended June 30, 2002 by $1.0 million while the fair value was basically unchanged during the three months ended June 30, 2001. This resulted from the recognition of an unrealized change in fair value of the interest rate swaps which were not designated as cash flow hedges under SFAS 133.

Other expenses recorded during the three months ended June 30, 2002 were $14,626,000. Other expenses include a $12.1 million write-down of investments in three non-consolidated affiliates which have experienced a decline in value which we believe to be other than temporary, a $0.5 million write off of a purchase option for an acquisition which the Company has abandoned and a $2.0 million write down of a note receivable from Aurion Technologies, Inc.

Due to a downturn in our business and changes in the business environment in which we operate, we completed a goodwill impairment analysis as of June 30, 2002. As a result of the analysis performed as of June 30, 2002, we recorded an estimated $47,500,000 impairment of goodwill attributable to our production and processing equipment fabrication business unit. The fair value of our reporting units was estimated using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales. We may adjust the estimated impairment, in our third quarter results, upon completion of the second step of the goodwill impairment test. The second step of the goodwill impairment test requires us allocate the fair value of the reporting unit to the production and processing equipment businesses' assets.

INCOME TAXES

The provision for income taxes decreased by $17.1 million, or 132%, to a $4.1 million tax benefit during the three months ended June 30, 2002 from a $13.0 million tax provision during the three months ended June 30, 2001. The decrease resulted primarily from the corresponding decrease in income (loss) before income taxes. The effective income tax rates during the three months ended June 30, 2002 and 2001 were 7% and 38%, respectively. The provision for income taxes reflects a 7.0% effective tax rate benefit for the three months ended June 30, 2002 compared to an effective tax rate provision of 38% for the comparable period of 2001. The effective tax rate for the three months ended June 30,2002 reflects the non-deductible portion of the goodwill and other write-downs recorded during the quarter. Excluding non-recurring items, the Company's consolidated effective tax rate provision was 51.7% for the three months ended June 30, 2002. The higher effective tax rate in 2002 is the result of a reduction in the Company's earnings for 2002 and the effect of permanent items which are deductible for book, but not tax purposes.


NET INCOME (LOSS)

Net income (loss) decreased by $76.4 million, or 361%, to a net loss of $55.2 million during the three months ended June 30, 2002 from net income of $21.2 million during the three months ended June 30, 2001 for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES

Our total revenues increased by $52.7 million, or 11%, to $528.1 million during the six months ended June 30, 2002 from $475.4 million during the six months ended June 30, 2001. The increase resulted primarily from growth of our natural gas compressor rental fleet and business acquisitions completed during 2001.

Revenues from rentals increased by $88.4 million, or 52%, to $258.1 million during the six months ended June 30, 2002 from $169.7 million during the six months ended June 30, 2001. Domestic revenues from rentals increased by $54.7 million, or 48%, to $168.5 million during the six months ended June 30, 2002 from $113.8 million during the six months ended June 30, 2001. International rental revenues increased by $33.8 million, or 60%, to $89.7 million during the six months ended June 30, 2002 from $55.9 million during the six months ended June 30, 2001. The increase in both domestic and international rental revenue resulted primarily from business acquisitions completed during 2001 and from expansion of our rental fleet. During 2001, we completed two significant acquisitions: (1) in March 2001, we acquired OEC Compression Corporation which increased our rental fleet by approximately 175,000 horsepower, and (2) in August 2001, we acquired Production Operators Corporation which increased our rental fleet by approximately 860,000 horsepower. At June 30, 2002, the compressor rental fleet consisted of approximately 3,611,000 horsepower, a 43% increase over the 2,533,000 horsepower in the rental fleet at June 30, 2001. Domestic horsepower in the rental fleet increased by 35% to 2,777,000 horsepower at June 30, 2002 from approximately 2,060,000 horsepower at June 30, 2001. In addition, international horsepower increased by 77% to 834,000 horsepower at June 30, 2002 from approximately 473,000 horsepower at June 30, 2001.

Revenue from parts, service and used equipment increased by $35.1 million, or 35%, to $135.5 million during the six months ended June 30, 2002 from $100.4 million during the six months ended June 30, 2001. This increase was due to a $26.5 million gas plant sale transaction. Revenues from compressor fabrication decreased by $54.0 million, or 48%, to $58.5 million during the six months ended June 30, 2002 from $112.5 million during the six months ended June 30, 2001. During the six months ended June 30, 2002, an aggregate of approximately 75,000 horsepower of compression equipment was fabricated and sold compared to approximately 197,000 horsepower fabricated and sold during the six months ended June 30, 2001. In addition, approximately 75,000 horsepower was fabricated and placed in the rental fleet during the six months ended June 30, 2002 compared to 55,000 in the six months ended June 30, 2001. Revenues from production and processing equipment fabrication decreased by $20.6 million, or 24%, to $64.8 million during the six months ended June 30, 2002 from $85.4 million during the six months ended June 30, 2001. The decrease in sales of production and processing equipment and compressor fabrication was due primarily to the lower capital spending by customers, recent political and economic events in South America and domestic economic market conditions. The average Henry Hub natural gas price decreased to $2.86 per Mcf for the first six months of 2002 from $5.85 per Mcf for the first six months of 2001.

Equity in income of non-consolidated affiliates increased by $8.1 million, or 392%, to $10.2 million during the six months ended

June 30, 2002, from $2.1 million during the six months ended June 30, 2001. This increase is primarily due to our acquisition of POI in August of 2001, which included interests in three joint venture projects in South America. These joint ventures contributed $10.8 million in equity earnings for the first six months of 2002.

EXPENSES

Operating expenses of the rental segments increased by $26.2 million, or 46%, to $83.5 million during the six months ended June 30, 2002 from $57.3 million during the six months ended June 30, 2001. The increase resulted primarily from the corresponding 52% increase in revenues from rentals over the corresponding period in 2001. The gross profit margin from rentals was 68% during the six months ended June 30, 2002 and 66% for the six months ended June 30, 2001. Gross profit margins increased due to the increase in margins in international rentals due to increases in international rental revenues without a corresponding increase in expenses. Operating expenses of parts, service and used equipment increased by $56.7 million, or 88%, to $120.7 million, which related to the 35% increase in parts, service and used equipment revenue and a decrease in margin. The gross profit margin from parts, service and used equipment was 11% during the six months ended June 30, 2002 and 36% during the six months ended June 30, 2001. During the six months ended June 30, 2002, we recorded approximately $12.1 million in inventory write downs and reserves for parts and power generation inventory which was either obsolete, excess or carried at a price above market value. In addition, approximately 4% of the decrease in gross profit margin for parts, service and used equipment was due to a low margin gas plant sale transaction and a low margin compressor sale transaction. The remainder of the decrease was due to an increase in overhead, primarily related to acquisitions, and lower sales margins which have been impacted by weaker market conditions. Excluding the write downs, the gas plant sale transaction, and the compression equipment transaction, the gross profit margin from parts, service and used equipment would have been 24% during the six months ended June 30, 2002.

Operating expenses of compressor fabrication decreased by $44.4 million, or 47%, to $50.6 million during the six months ended June 30, 2002 from $95.0 million during the six months ended June 30, 2001 commensurate with the corresponding decrease in compressor fabrication revenue. The gross profit margin on compression fabrication was 13% during the six months ended June 30, 2002 and 16% during the six months ended June 30, 2001. The operating expenses attributable to production equipment fabrication decreased by $11.9 million, or 17%, to $56.1 million during the six months ended June 30, 2002 from $68.0 million during the six months ended June 30, 2001. The gross profit margin attributable to production and processing equipment fabrication was 13% during the six months ended June 30, 2002 and 20% during the six months ended June 30, 2001. The decrease in gross profit margin for compression fabrication and production and processing equipment fabrication was attributable to lower sales levels without a corresponding decrease in overhead and the impact of weaker market conditions on sales margins.

Selling, general and administrative expenses increased $30.3 million, or 68%, to $74.7 million during the six months ended June 30, 2002 from $44.4 million during the six months ended June 30, 2001. The increase is attributable to increased personnel and other administrative and selling expenses associated with increased activity in our business segments resulting from the acquisitions completed during 2001. In addition, during the six months ended June 30, 2002, we recorded approximately $6.7 million in additional legal and accounting costs, a portion of which was associated with our review of certain transactions and the Securities and Exchange Commission inquiry.

We believe that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDAR) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDAR is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDAR is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDAR as a primary determinant of borrowing capacity. EBITDAR for the six months ended June 30, 2002 decreased 19% to $115.8 million from $143.5 million for the six months ended June 30, 2001 primarily due to a $14.1 million write down of non-core assets (included in other expense) and a $12.1 million write down of inventory (included in parts, service and used equipment operating expenses) to foreign currency translation charges (discussed below). EBITDAR should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operating activities or other consolidated income (loss) or cash flow data prepared in accordance with generally accepted accounting principles.

Depreciation and amortization increased by $14.8 million to $51.8 million during the six months ended June 30, 2002 compared to $37.0 million during the six months ended June 30, 2001. The increase in depreciation was due to the additions to the rental fleet, partially offset by the change in estimated lives of certain compressors. After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15 year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet. We believe our new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. The effect of this change in estimate on the six months ended June 30, 2002 was a decrease in depreciation expense of approximately $7.0 million and an increase in net income of approximately $4.2 million ($0.05 per share).

In addition, because we sold compressors in sale leaseback transactions, depreciation expense was reduced by approximately $25 million in the six months ended June 30, 2002 compared to approximately $22 million in the six months ended June 30, 2001. The increase in depreciation was also offset by the decrease in goodwill amortization due to our adoption of SFAS 142. Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. During the six months ended June 30, 2001, approximately $5.4 million in goodwill amortization was recorded.

We incurred leasing expense of $46.9 million during the six months ended June 30, 2002, compared to $30.9 million during the six months ended June 30, 2001. This increase was attributable to the equipment leases we entered into in August 2001. In connection with these leases, we are obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes for notes which are registered under the Securities Act of 1933, as amended. Because the exchange offer has not been completed, we are required to pay additional leasing expense in the amount of approximately $105,000 per week until the exchange offer is completed. The additional leasing expense began accruing on January 28, 2002. In the six months ended June 30, 2002, we recorded additional leasing expense of approximately $2.2 million related to the registration and exchange offering obligations.

Interest expense increased by $11.4 million to $17.4 million during the six months ended June 30, 2002 from $6.0 million for the six months ended June 30, 2001 due to higher levels of outstanding debt partly offset by lower interest rates on our bank credit facility.

Foreign currency translation expense for the six months ended June 30, 2002 was $12.9 million, compared to $.2 million for the six months ended June 30, 2001. Foreign currency translation expense increased primarily due to our operations in Argentina and Venezuela. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina, as mandated by the Argentine government. During the six months ended June 30, 2002, we recorded an exchange loss of approximately $11.6 million and $1.1 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation loss of approximately $.2 million for all other countries. We have renegotiated the majority of our agreements in Argentina and expect to renegotiate the remaining agreements before the end of the third quarter. As a result of these negotiations, we expect to receive between $8 and $9 million in partial reimbursements for prior period amounts during the remainder of 2002. While we have not finalized negotiations with all of our customers, we believe that the eventual settlements will partially mitigate the unfavorable financial impact recorded in the first quarter of 2002.

The fair value of our derivative instruments (interest rate swaps) increased during the six months ended June 30, 2002 by $1.0 million compared to a loss in value of $3.0 million for the six months ended June 30, 2001. This resulted from the recognition of an unrealized change in fair value of the interest rate swaps which were not designated as cash flow hedges under SFAS 133.

Other expenses recorded during the six months ended June 30, 2002 were $14,626,000. Other expenses include a $12.1 million write-down of investments in three non-consolidated affiliates which have experienced a decline in value which we believe to be other than temporary, a $0.5 million write off of a purchase option for an acquisition which the Company has abandoned and a $2.0 million write down of a note receivable from Aurion Technologies, Inc.

Due to a downturn in our business and changes in the business environment in which we operate, we completed a goodwill impairment analysis as of June 30, 2002. As a result of the analysis performed as of June 30, 2002, we recorded an estimated $47,500,000 impairment of goodwill attributable to our production and processing equipment fabrication business unit. The fair value of our reporting units was estimated using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales. We may adjust the estimated impairment, in our third quarter results, upon completion of the second step of the goodwill impairment test. The second step of the goodwill impairment test requires us allocate the fair value of the reporting unit to the production and processing equipment businesses' assets.

INCOME TAXES

The provision for income taxes decreased by $26.0 million, or 103%, to a $0.8 million tax benefit during the six months ended June 30, 2002 from a $25.2 million tax expense during the six months ended June 30, 2001. The decrease resulted primarily from the corresponding decrease in income before income taxes. The provision for income taxes reflects a 1.5% effective tax rate benefit for the six months ended June 30, 2002 compared to an effective tax rate provision of 38% for the comparable period of 2001. The effective tax rate for the six months ended June 30, 2002 reflects the non-deductible portion of the goodwill and other write-downs recorded during the six months ended June 30, 2002. Excluding non-recurring items, the Company's consolidated effective tax rate provision was 51.7% for the six months ended June 30, 2002. The higher effective tax rate in 2002 is the result of a reduction in the Company's earnings for 2002 and the effect of permanent items which are deductible for book, but not tax purposes.

NET INCOME (LOSS)

Net income (loss) decreased by $91.2 million, or 222%, to a loss of $50.2 million during the six months ended June 30, 2002 from income of $41.0 million during the six months ended June 30, 2001 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance amounted to $40.6 million at June 30, 2002 compared to $23.2 million at December 31, 2001. Our principal source of cash was cash provided by operating activities of $70.4 million and borrowings of $66 million under our bank credit facility. Principal uses of cash during the six months ended June 30, 2002 were capital expenditures of $144.5 million.

Working capital was $273.9 million at June 30, 2002 and decreased from $275.4 million at December 31, 2001. We invested $144.5 million in property, plant and equipment during six months ended June 30, 2002. During 2002, we added approximately 134,000 horsepower (net) to the rental fleet. At June 30, 2002, the compressor rental fleet consisted of approximately 2,777,000 horsepower domestically and approximately 834,000 horsepower in the international rental fleet.

Given our consistently high compressor rental fleet utilization, we carry out new customer projects through fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project's requirements and the new equipment expenditure is matched with long-term contracts whose economic terms exceed our return on capital targets. During 2002, we plan to spend approximately $250 million on rental equipment fleet additions, including $60 million on equipment overhauls and other maintenance capital although this amount may increase somewhat to take advantage of attractive opportunities. Historically, we have funded capital expenditures with a combination of internally generated cash flow, borrowings under our bank credit facility, sale lease-back transactions and raising additional equity and issuing long term debt.

We believe that cash flow from operations and borrowing under our existing $350 million bank credit facility will provide us with adequate capital resources to fund our estimated level of capital expenditures for the near term. Since capital expenditures for 2002 are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations are not realized. As of June 30, 2002, we had approximately $223 million in borrowings and approximately $40 million in letters of credit outstanding on our $350 million revolving bank credit facility (3.6% weighted average effective rate at June 30, 2002). The letters of credit expire in 2002 and 2003. In addition, we had approximately $17.9 million in letters of credit outstanding under other letters of credit facilities which expire from 2002 to 2003.

We are currently in compliance with all covenants or other requirements set forth in our bank credit facility and indentures. However, as a result of the restatement of our consolidated financial statements for the period ended December 31, 2000 and nine months ended September 30, 2001 and other compliance provisions, we were not in compliance with certain covenants in our bank credit facility and lease agreements. We obtained waivers and amendments and are currently in compliance with all applicable covenants. Further, we do not have any rating downgrade provisions that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding. As of June 30, 2002, our debt to capitalization ratio, including the residual value guarantees under our operating leases, was 1.48 to 1 and our book debt to capitalization ratio, excluding operating leases, was .59 to 1.

Our bank credit facility permits us to incur indebtedness up to the $350 million credit limit under our bank credit agreement plus, in addition to certain other indebtedness, an additional $300 million in subordinated unsecured indebtedness and $125 million of other unsecured indebtedness. In addition, our bank and compressor equipment lease facilities permits us to enter into future sale and leaseback transactions and equipment lease transactions with respect to equipment having an aggregate value not in excess of $300 million. The indentures and the participation agreements, which are part of our compression equipment leases, permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover's ratio of EBITDAR to total fixed charges, as defined and adjusted by these agreements, is greater than 2.25 to 1.0. These agreements define indebtedness to include the present value of the total rental obligations under sale and leaseback transactions and under facilities similar to our compression equipment lease facilities.

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

In January 2001, we entered into a facilitation agreement with Belleli Energy SRL ("Belleli"), a fabrication company based in Italy. In connection with the agreement, we agreed to provide Belleli with project financing, including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the agreement, Belleli must present each project to us which we may approve at our sole discretion. At June 30, 2002, no amounts were outstanding under the facilitation agreement. Under a separate agreement with Belleli, we have issued letters of credit on Belleli's behalf totaling approximately $17.9 million at June 30, 2002. In July 2001, the Company acquired a 20% interest in Belleli.

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

We adopted Statement of Financial Accounting Standard ("SFAS") 133 on January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, the Company entered into two interest rate swaps which are outstanding at June 30, 2002 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, but were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recognized in leasing expense. These swap transactions expire in July 2003. The Company recognizes the unrealized gain or loss related to the change in the fair value of these interest rate swaps in the statement of income because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At June 30, 2002, $6,524,000 was recorded in accrued liabilities and $292,000 in other long-term liabilities related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income.

During the second quarter of 2001, the Company entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

    Lease            Maturity Date       Strike Rate         Notional Amount
    -----            -------------       -----------         ---------------
 March 2000            3/11/05             5.2550%            $100,000,000
 August 2000           3/11/05             5.2725%            $100,000,000
 October 2000          10/26/05            5.3975%            $100,000,000

These three swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. At June 30, 2002, $11,254,000 was included in accrued current liabilities and $1,931,000 in other long-term liabilities with respect to these three swaps.

The counterparties to all of the Company's interest rate swap agreements are major international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by any counterparty.

In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. We have renegotiated the majority of our agreements in Argentina and expect to renegotiate the remaining agreements before the end of the third quarter. As a result of these negotiations, we expect to receive between $8 and $9 million in partial reimbursements for prior period amounts during the remainder of 2002. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 8% of our EBITDAR, before allocation of corporate sales, general and administrative expenses. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our agreements. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina may be adversely affected which could result in reductions in Hanover's net income.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations". This Statement is effective for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Companies may no longer use the pooling of interests method for future combinations.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, amortization of goodwill over an estimated useful life will be discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 became effective for Hanover on January 1, 2002. For the three and six months ended June 30, 2001, our goodwill amortization was approximately $2,926,000 and $5,405,000. The transition provisions of SFAS 142 required us to identify our reporting units and perform an initial impairment assessment of the goodwill attributable to each reporting unit as of January 1, 2002. We determined that our reporting units are the same as our business segments and performed our initial impairment assessment. We determined that no impairment existed as of January 1, 2002. However, due to a downturn in our business and changes in the business environment in which we operate, we completed an additional impairment analysis as of June 30, 2002. As a result of the analysis performed as of June 30, 2002, we recorded an estimated $47,500,000 impairment of goodwill attributable to our production and processing equipment fabrication business unit. The fair value of reporting units was estimated using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales. We may adjust the estimated impairment in our third quarter results upon completion of the second step of the goodwill impairment test. The second step of the goodwill impairment test requires us allocate the fair value of the reporting unit to the production and processing equipment businesses' assets.

The table below presents the carrying amount of goodwill at June 30, 2002:

                    (in thousands)                        Balance
                                                       June 30, 2002
                                                       -------------

Domestic rentals                                          $ 90,306
International rentals                                       33,149
Parts, service and used equipment                           53,788
Compressor fabrication                                      19,176
Production and processing equipment fabrication                 --
                                                          --------
Total                                                     $196,419
                                                          ========

The table below presents Hanover's results as if goodwill had not been amortized:


                     (in thousands, except per share amounts)                 Three Months Ended     Six Months Ended
                                                                                June 30, 2001         June 30, 2001
                                                                              -------------------    ----------------
     Net income as reported                                                         $21,194               $41,003
     Goodwill amortization, net of tax benefit                                        2,224                 4,108
                                                                                    -------               -------
     Adjusted net income                                                            $23,418               $45,111
                                                                                    =======               =======

     Earnings per common share--basic                                                 $0.33                 $0.66
     Earnings per common share--diluted                                               $0.31                 $0.61


                                                                               Year Ended December 31,
                                                                      2001              2000               1999
                                                                      ----              ----               ----
                                                                   (restated)        (restated)
     Net income as reported                                          $72,856           $49,658             $40,441
     Goodwill amortization, net of tax benefit                         8,846             4,280               1,908
                                                                     -------           -------             -------
     Adjusted net income                                             $81,702           $53,938             $42,349
                                                                     =======           =======             =======

     Earnings per common share--basic                                  $1.13             $0.87               $0.74
     Earnings per common share--diluted                                $1.05             $0.81               $0.69




In June 2001, the FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement becomes effective for Hanover on January 1, 2003. The Company is currently assessing the new standard and has not yet determined the impact on our consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions of SFAS 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS 144 became effective for Hanover as of January 1, 2002. We have adopted the new standard, which had no material effect on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FSAB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for Hanover on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard related to SFAS 13, which had no material effect on our consolidated results of operations, cash flows or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. We are currently assessing the new standard and have not yet determined the impact on our consolidated results of operations, cash flows or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate and foreign currency risk. We periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At June 30, 2002, the fair market value of these interest rate swaps was a liability of approximately $20.0 million, of which $17.8 million was recorded in accrued liabilities and $2.2 million in other long-term liabilities. We are party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (in thousands):

                                                        Fair Value of the
                     Company Pays         Notional           Swap at
  Maturity Date        Fixed Rate          Amount         June 30, 2002
  -------------        ----------          ------         -------------

      7/21/2003         5.5100%           $75,000           ($2,531)
      7/21/2003         5.5600%          $125,000           ($4,285)
      3/11/2005         5.2550%          $100,000           ($4,308)
      3/11/2005         5.2725%          $100,000           ($4,177)
     10/26/2005         5.3975%          $100,000           ($4,701)

We are exposed to interest rate risk on borrowings under our floating rate revolving credit facility. At June 30, 2002, $223 million was outstanding bearing interest at a weighted average effective rate of 3.6% per annum. Assuming a hypothetical 10% increase in weighted average interest rate from those in effect at June 30, 2002, the increase in annual interest expense for advances under this facility would be approximately $0.8 million. At June 30, 2002, we are exposed to variable rental rates on the equipment leases we entered into in June 1999 and October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at quarter end, the increase in annual leasing expense on these equipment leases would be approximately $1.8 million. We do not currently use derivative financial instruments to mitigate foreign currency risk, however, we may consider the use of such instruments because of recent events in Argentina and Venezuela.

In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers as mandated by the Argentine government. We have renegotiated the majority of our agreements in Argentina and expect to renegotiate the remaining agreements before the end of the third quarter. As a result of these negotiations, we expect to receive between $8 and $9 million in partial reimbursements for prior period amounts during the remainder of 2002. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 8% of our EBITDAR, before allocation of corporate sales, general and administrative expense. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina may be adversely affected which could result in reductions in our net income.

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

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against us and certain of our officers and directors in the United States District Court of the Southern District of Texas. These class actions have been consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-CV-0410, naming as defendants Hanover Compressor Company, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O'Connor. The plaintiffs in the securities actions purport to represent purchasers of our common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. Motions are pending for appointment of lead plaintiff(s). A consolidated complaint is due 30 days after the Court appoints lead plaintiff(s).

Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited) and one derivative lawsuit was filed in the Delaware State Court in New Castle County, Delaware. A motion to consolidate the derivative actions that were filed in the United States District Court for the Southern District of Texas is currently pending. These six pending derivative lawsuits are:


-------------------- -------------------------------------- --------------- -------------------------- ---------------
                                                             Civil Action
     Plaintiff                    Defendants                      No.                 Court            Date Instituted
-------------------- -------------------------------------- --------------- -------------------------- ---------------
Harbor Finance       Michael J. McGhan, William S.            H-02-0761     United States District       03/01/02
Partners,            Goldberg, Ted Collins, Jr., Robert                     Court for the Southern
derivatively on      R. Furguson, Melvyn N. Klein,                          District of Texas
behalf of Hanover    Michael A. O'Connor, Alvin V.
Compressor Company   Shoemaker, Defendants and Hanover
                     Compressor Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------

Roger Koch,          Michael A. O'Connor, William S.          H-02-1332     United States District       4/10/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                     Court for the Southern
Behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                    District of Texas
Compressor Company   R. Furguson, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,
                     Gordon T. Hall, I. Jon Brumley,
                     Defendants and Hanover Compressor
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
Henry Carranza,      Michael A. O'Connor, William S.          H-02-1430     United States District       4/18/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                     Court for the Southern
behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                    District of Texas
Compressor Company   R. Furguson, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,
                     Gordon T. Hall, I. Jon Brumley,
                     Defendants and Hanover Compressor
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
William Steves,      Michael A. O'Connor, William S.          H-02-1527     United States District       4/24/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                     Court for the Southern
behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                    District of Texas
Compressor Company   R. Furguson, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,
                     Gordon T. Hall, I. Jon Brumley,
                     Defendants and Hanover Compressor
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
John B. Hensley,     Michael J. McGhan, William S.            H-02-2994     270th Judicial District,      6/20/02
Jr., derivatively    Goldberg, Ted Collins, Jr., Alvin                      Harris County, Texas;
on behalf of         Shoemaker, Robert R. Furgason,                         removed to the United
Hanover Compressor   Melvyn N. Klein, Charles D. Erwin,                     States District Court
Company              PricewaterhouseCoopers LLP,                            for the Southern
                     Defendants and Hanover Compressor                      District of Texas on
                     Company, Nominal Defendant                             August 9, 2002
-------------------- -------------------------------------- --------------- -------------------------- -------------
Coffelt Family,      Michael A. O'Conner, Michael J.           19410-NC     Delaware State Court in      02/15/02
LLC, derivatively    McGhan, William S. Goldberg, Ted                       New Castle County
on behalf of         Collins, Jr., Melvyn N. Klein, Alvin
Hanover Compressor   V. Shoemaker, and Robert R.
Company              Furgason, Defendants and
                     Hanover Compressor Company, Nominal
                     Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------

These derivative lawsuits, which were filed by certain of our shareholders against our board of directors purportedly on behalf of the Company, allege, among other things, that our directors breached their fiduciary duties to shareholders and seek unspecified amounts of damages, interest and costs, including legal fees. The Board of Directors has formed a Special Litigation Committee to address the issues raised by the derivative suits. Subject to the work of that Committee and the Board's instructions, we intend to defend these cases vigorously.

The putative class action securities lawsuit and the derivative lawsuits are at early stage. Consequently, it is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damage, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

The Fort Worth District Office of the Securities and Exchange Commission has requested we provide information relating to the matters involved in our restatement of our financial results for the year ended December 31, 2000 and the nine months ended September 30, 2001. We are cooperating fully with the Securities and Exchange Commission's request. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are involved in various other legal proceedings that are considered to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on May 14, 2002, the Company presented the following matters to the stockholders for action and the votes cast are indicated below:

                 Matter                      For               Withheld
                 ------                      ---               --------
1.       Re-election of Directors.

         Victor E. Grijalva              62,394,973            298,543
         Michael A. O'Connor             62,353,369            340,147
         Michael J. McGhan*              62,355,052            338,464
         William S. Goldberg*            62,348,123            345,396
         Ted Collins, Jr.                62,351,448            342,068
         Melvin N. Klein                 62,352,023            341,493
         Alvin V. Shoemaker              62,340,173            353,343
         Robert A. Furgason              62,350,560            342,956
         Rene Huck                       62,313,783            379,733
         I. Jon Brumley                  62,379,382            314,134
         Gordon T. Hall                  62,379,623            313,893
--------------
* On July 30, 2002 the Company announced the resignation of William S. Goldberg as vice chairman and a member of the board of directors, effective August 31, 2002. On August 2, 2002, the Company announced the resignation Michael J.McGhan as Chief Executive Officer and member of the board of directors.

2.       Reappointment of PricewaterhouseCoopers LLP as Independent Accountants

                        For               Against             Abstain
                    61,851,840            826,812             14,863

Item 6:  Exhibits and reports on Form 8-K

   (a)  Exhibits

     10.76 Letter Agreement, by and among Michael J. McGhan, Hanover Compressor Company and Herndon Plant Oakley, Ltd. dated July 30, 2002.

     10.77 Separation Agreement, by and among Michael J. McGhan, Hanover Compressor Company and Hanover Compression Limited Partnership dated August 1, 2002.

     10.78 Separation Agreement, by and among Charles D. Erwin, Hanover Compressor Company and Hanover Compression Limited Partnership dated August 2, 2002.

     99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)  Reports submitted on Form 8-K:


1. A report on Form 8-K was filed on April 18, 2002, which reported under the caption "Item 5 - Other Events" the appointment of Mark S. Berg as Senior Vice President and General Counsel effective May 6, 2002. The date of such report (the date of the earliest event reported) was April 18, 2002.

2. A report on Form 8-K was filed on May 10, 2002, which reported under the caption "Item 5 - Other Events" that the Company would release first quarter 2002 earnings before the market opens on Monday, May
           13. The date of such report (the date of the earliest event reported) was May 9, 2002.

3. A report on Form 8-K was filed on May 14, 2002, which reported under the caption "Item 5 - Other Events" the Company's financial results for the first quarter ended March 31, 2002. This report also included a consolidated income statement for the quarter ended March 31, 2002. The date of such report (the date of the earliest event reported) was May 13, 2002.

4. A report on Form 8-K was filed on June 19, 2002, which reported under the caption "Item 5 - Other Events" that John Jackson, senior vice president and chief financial officer, will speak at the Bank of America Energy Conference on June 19, 2002. The date of such report (the date of the earliest event reported) was June 18, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

Date: August 14, 2002

By: /s/ Victor E. Grijalva
-----------------------------
        Victor E. Grijalva
        Chief Executive Officer and Director


Date: August 14, 2002
By: /s/ John E. Jackson
-----------------------
        John E. Jackson
       Senior Vice President and Chief Financial Officer

                                 Exhibit Index

Exhibit
Number      Description
-------     -----------


10.76 Letter Agreement, by and among Michael J. McGhan, Hanover Compressor Company and Herndon Plant Oakley, Ltd. dated July 30, 2002.

10.77 Separation Agreement, by and among Michael J. McGhan, Hanover Compressor Company and Hanover Compression Limited Partnership dated August 1, 2002.

10.78 Separation Agreement, by and among Charles D. Erwin, Hanover Compressor Company and Hanover Compression Limited Partnership dated August 2, 2002.

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002