Form 10-Q
period 2002-09-30
HANOVER COMPRESSOR CO /
filed 2002-11-15
CIK 909413

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________ TO__________

                         Commission File Number 1-13071

                           HANOVER COMPRESSOR COMPANY
              (Exact name of registrant as specified in its charter)

                           Delaware                                                76-0625124
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

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

Yes  X    No

As of November 8, 2002 there were 80,452,856 shares of the Company's common stock, par value $0.001 per share, outstanding.

                           HANOVER COMPRESSOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
       (in thousands of dollars, except for par value and share amounts)
                                   (unaudited)

                                                                                              September 30,     December 31,
                                                                                                   2002            2001
                                                                                               -------------  -------------
                                            ASSETS                                                              (Restated)
Current assets:
     Cash and cash equivalents...............................................................  $      22,186  $      23,191
     Accounts receivable trade, net..........................................................        208,110        272,450
     Inventory...............................................................................        219,244        215,655
     Costs and estimated earnings in excess of billings on uncompleted contracts.............         30,759         59,099
     Other current assets....................................................................         43,730         44,709
                                                                                               -------------  -------------
           Total current assets..............................................................        524,029        615,104

Property, plant and equipment, net...........................................................      1,231,689      1,151,513
Goodwill, net................................................................................        200,438        242,178
Intangible and other assets..................................................................         76,354         78,653
Investment in non-consolidated affiliates....................................................        176,108        178,328
                                                                                               -------------  -------------

                    Total assets.............................................................  $   2,208,618  $   2,265,776
                                                                                               =============  =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt....................................................  $       6,251  $       5,553
     Accounts payable, trade.................................................................         53,283        119,077
     Accrued liabilities.....................................................................        165,725        155,108
     Advance billings........................................................................         47,597         53,140
     Billings on uncompleted contracts in excess of costs and estimated earnings.............          4,780          7,152
                                                                                               -------------  -------------
       Total current liabilities.............................................................        277,636        340,030

Long-term debt...............................................................................        571,529        504,260
Other liabilities............................................................................        129,525        130,276
Deferred income taxes........................................................................        152,802        165,492
                                                                                               -------------  -------------
                  Total liabilities..........................................................      1,131,492      1,140,058
                                                                                               -------------  -------------

Commitments and contingencies (note 8)
Mandatorily redeemable convertible preferred securities......................................         86,250         86,250
Common stockholders' equity:
     Common stock, $.001 par value; 200,000,000 shares authorized;
           79,933,045 and 79,228,179 shares issued, respectively.............................             79             79
     Additional paid-in capital..............................................................        834,009        828,939
     Notes receivable - employee stockholders................................................         (2,757)        (2,538)
     Deferred employee compensation - restricted stock grants................................         (2,454)            --
     Accumulated other comprehensive loss....................................................        (14,790)        (6,557)
     Retained earnings.......................................................................        179,114        220,262
     Treasury stock - 253,115 and 75,739 common shares at cost, respectively.................         (2,325)          (717)
                                                                                               -------------- -------------
       Total common stockholders' equity.....................................................        990,876      1,039,468
                                                                                               -------------  -------------

                     Total liabilities and common stockholders' equity.......................  $   2,208,618  $   2,265,776
                                                                                               =============  =============

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        (in thousands of dollars, except per share amounts)(unaudited)

                                                                             Three Months Ended             Nine Months Ended
                                                                               September 30,                  September 30,
                                                                            2002           2001            2002           2001
                                                                        ------------- ---------------  -------------- --------------
Revenues:                                                                                                              (Restated)
   Rentals - Domestic                                                     $ 81,944         $  72,033     $ 250,402      $ 185,627
   Rentals - International                                                  53,915            32,832       143,612         88,973
   Parts, service and used equipment                                        52,567            67,658       188,013        168,017
   Compressor and accessory fabrication                                     26,783            55,571        85,285        168,061
   Production and processing equipment fabrication                          35,022            50,363        99,771        135,760
   Equity in income of non-consolidated affiliate                            3,782             1,688        13,928          3,751
   Other                                                                     1,258             2,149         2,375          7,478
                                                                        ------------- ---------------  -------------- --------------
                                                                           255,271           282,294       783,386        757,667
Expenses:
   Rentals - Domestic                                                       30,968            25,889        88,480         63,337
   Rentals - International                                                  13,866             9,501        39,855         29,326
   Parts, service and used equipment                                        38,889            47,835       159,583        112,594
   Compressor and accessory fabrication                                     23,244            45,655        73,884        140,644
   Production and processing equipment fabrication                          28,256            39,831        84,329        107,809
   Selling, general and administrative                                      39,130            24,212       113,867         68,593
   Depreciation and amortization                                            31,478            25,498        83,241         62,482
   Leasing expense                                                          23,936            16,614        70,810         47,541
   Interest expense                                                          9,137             4,200        26,573         10,255
   Distributions on mandatorily redeemable convertible
          preferred securities                                               1,593             1,593         4,780          4,780
   Foreign currency translation                                                461               984        13,339          1,147
   Change in fair value of derivative financial instruments                   (497)            5,716        (1,530)         8,723
   Goodwill impairment                                                          --                --        47,500             --
   Other                                                                        --             2,750        14,837          2,750
                                                                        ------------- ---------------  -------------- --------------
                                                                           240,461           250,278       819,548        659,981
                                                                        ------------- ---------------  -------------- --------------
Income (loss) before income taxes                                           14,810            32,016       (36,162)        97,686
Provision  for income taxes                                                  5,751            12,168         4,986         37,113
                                                                        ------------- ---------------  -------------- --------------
Net income (loss) before cumulative effect of accounting change              9,059            19,848       (41,148)        60,573
 Cumulative effect of accounting change for derivative
     instruments, net of income tax                                             --                --            --           (164)
                                                                        ------------- ---------------  -------------- --------------
Net income (loss)                                                            9,059            19,848       (41,148)        60,409

Other comprehensive income (loss), net of tax:
    Change in fair value of derivative financial instruments                (6,339)           (8,675)       (8,837)        (7,914)
    Foreign currency translation                                            (2,040)               (6)          604            (22)
                                                                        ------------- ---------------  -------------- --------------
Comprehensive income (loss)                                             $      680          $ 11,167    $  (49,381)      $ 52,473
                                                                        ============= ===============  ============== ==============

Diluted net income (loss) per share:
   Net income (loss) before cumulative effect of accounting change      $    9,059          $ 19,848      $ (41,148)     $ 60,409
   Distributions on mandatorily redeemable
           convertible preferred securities, net of income tax                  --             1,036            --          3,108
   Cumulative effect of accounting change, net of income tax                    --                --            --           (164)
                                                                        ------------- ------------------------------- --------------
Net income (loss) for purposes of computing diluted net
           income (loss) per share                                      $    9,059          $ 20,884      $ (41,148)     $ 63,353
                                                                        ============= =============================== ==============

Earnings (loss) per common share:
   Basic                                                                   $  0.11           $  0.27       $  (0.52)      $  0.86
   Diluted                                                                 $  0.11           $  0.26       $  (0.52)      $  0.80

Weighted average common and common equivalent shares outstanding:
   Basic                                                                    79,438            73,194        79,338         70,098
   Diluted                                                                  81,255            81,890        79,338         78,997

                   The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                        2002        2001
                                                                                                   ------------ -----------
                                                                                                                (Restated)
Cash flows from operating activities:
     Net income (loss)...........................................................................  $   (41,148)   $  60,409
     Adjustments:
         Depreciation and amortization...........................................................       82,112       62,482
         Amortization of debt issuance costs and debt discount...................................        1,129        1,475
         Bad debt expense........................................................................        2,800        1,608
         Gain on sale of property, plant and equipment...........................................       (7,033)      (4,157)
         Equity in income of non-consolidated affiliates.........................................      (13,928)      (3,035)
         Gain (loss) on derivative instruments...................................................       (1,530)       8,723
         Provision for inventory impairment and reserves.........................................       13,826        2,401
         Write down of non-consolidated affiliates...............................................       12,100           --
         Goodwill impairment.....................................................................       47,500           --
         Stock compensation expense..............................................................          254           --
         Pay-in-kind interest on Schlumberger note...............................................       14,244        1,098
         Deferred income taxes...................................................................        3,935       22,473
         Changes in assets and liabilities, excluding impact of  business combinations:
                Accounts receivable and notes....................................................       64,155      (21,018)
                Inventory........................................................................       (9,108)     (77,783)
                Costs and estimated earnings in excess of billings on
                  uncompleted contracts..........................................................       25,968      (33,284)
                Accounts payable and other liabilities...........................................      (68,205)       9,822
                Advance billings.................................................................       (6,221)      16,094
                Other............................................................................       (5,944)      (5,356)
                                                                                                   ------------ -----------
Net cash provided by operating activities........................................................      114,906       41,952
                                                                                                   ------------ -----------

Cash flows from investing activities:
     Capital expenditures........................................................................     (181,566)    (484,830)
     Payments for deferred lease transaction costs...............................................       (1,569)     (17,738)
     Proceeds from sale of property, plant and equipment.........................................       51,741      582,557
     Cash used for business combinations, net....................................................      (19,317)    (377,537)
     Cash returned from non-consolidated affiliates..............................................       10,580           --
     Cash used to acquire investments in non-consolidated affiliates.............................       (6,750)      (6,514)
                                                                                                   ------------ -----------
Net cash used in investing activities............................................................     (146,881)    (304,062)
                                                                                                   ------------ -----------

Cash flows from financing activities:
     Net borrowing (repayment) on revolving credit facility......................................       35,500      (17,500)
     Repayment of long-term debt and short-term notes............................................       (2,612)     (14,920)
     Payment of debt issue costs.................................................................         (581)        (205)
     Issuance of convertible senior notes, net...................................................           --      185,537
     Issuance of common stock....................................................................           --       83,850
     Purchase of treasury stock..................................................................       (1,609)          --
     Proceeds from warrant conversions and stock option exercises ...............................        1,810        2,174
     Proceeds from employee stock purchases......................................................          276           --
     Proceeds from employee shareholder notes....................................................           55           32
                                                                                                   -----------  -----------
Net cash provided by financing activities........................................................       32,839      238,968
                                                                                                   -----------  -----------
Effect of exchange rate changes on cash and equivalents..........................................       (1,869)         (36)
                                                                                                   -----------  ------------
Net decrease in cash and cash equivalents........................................................       (1,005)     (23,178)
Cash and cash equivalents at beginning of period.................................................       23,191       45,484
                                                                                                   -----------  -----------
Cash and cash equivalents at end of period.......................................................  $    22,186  $    22,306
                                                                                                   ===========  ===========

Acquisitions of businesses:
     Property, plant and equipment acquired......................................................  $    38,847  $   605,581
     Other assets acquired, net of cash acquired.................................................  $     1,286  $   247,510
     Goodwill....................................................................................  $        --  $    64,742
     Liabilities.................................................................................  $    (1,401) $   (64,264)
     Debt issued.................................................................................  $   (19,415) $  (215,305)
     Deferred taxes..............................................................................  $        --  $    (6,802)
     Common stock issued.........................................................................  $        --  $  (253,925)

                   The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                           HANOVER COMPRESSOR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hanover Compressor Company (the "Company", "Hanover", "we", "us" or "our") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America is not required in these interim financial statements and has been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of Hanover for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our (i) Annual Report on Form 10-K/A for the year ended December 31, 2001, (ii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and (iii) Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. These interim results are not necessarily indicative of results for a full year.

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

                                                                 Three Months Ended             Nine Months Ended
                       (in thousands)                              September 30,                  September 30,
                                                                 2002          2001            2002           2001
                                                            -------------- -------------- --------------- --------------
Weighted average common shares outstanding -- used in basic
     earnings per common share                                      79,438        73,194           79,338        70,098
Net dilutive potential common shares issuable:
     On exercise of options                                          1,813         3,867               **         4,070
     On exercise of warrants                                             4             4               **             4
     On conversion of mandatorily redeemable preferred
       securities                                                       **         4,825               **         4,825
     On conversion of convertible senior notes                          **            **               **            **
                                                            -------------- -------------- --------------- --------------
Weighted average common shares and dilutive potential
    common shares - used in dilutive earnings per common
     share                                                          81,255        81,890           79,338        78,997
                                                            ============== ============== =============== ==============

** Excluded from diluted earnings per common share as the effect would have been antidilutive.

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive.

                       (in thousands)                            Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                                 2002          2001            2002           2001
                                                            ------------- --------------- -------------- ---------------
Net dilutive potential common shares issuable:
     On exercise of options                                         -                  -        2,549             -
     On exercise of warrants                                        -                  -            4             -
     On conversion of mandatorily redeemable preferred
        securities                                              4,825                  -        4,825             -
     On conversion of convertible senior notes                  1,504          1,504            1,504         1,504

RECLASSIFICATIONS

Certain amounts in the prior year's financial statements have been reclassified to conform to the 2002 financial statement classification. These reclassifications have no impact on net income (loss). See Note 13 for a discussion of restatements.

2. BUSINESS ACQUISITIONS AND COMBINATIONS

2002 Acquisitions
In July 2002, we acquired a 92.5% interest in Wellhead Power
Gates, LLC ("Gates") for approximately $14,400,000 and had loaned approximately $6 million to Gates prior to our acquisition. Wellhead Power Gates is a developer and owner of a forty-six megawatt cycle peaking power facility in Fresno County, California. This investment is accounted for as a consolidated subsidiary.

In July 2002, we acquired a 49.0% interest in Wellhead Power Panoche, LLC ("Panoche") for approximately $6,800,000 and had loaned approximately $5 million to Panoche prior to the acquisition of our interest. Panoche is a developer and owner of a forty-nine megawatt cycle peaking power facility in Fresno County, California which is under contract with California Department of Water Resources. This investment is accounted under the equity method of accounting.

In July 2002, we acquired certain assets of Voyager Compression Services, LLC for approximately $2,500,000 in cash.

Material 2001 Acquisitions
In August 2001, we acquired 100% of the issued and outstanding shares of the Production Operators Corporation natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761,000,000 in cash, Hanover common stock and indebtedness, subject to certain post-closing adjustments that to date have resulted in an increase in the purchase price to approximately $778,000,000. Under the terms of the definitive agreement, Schlumberger received approximately $280,000,000 in cash, $150,000,000 in a long-term subordinated note and approximately 8,708,000 Hanover common shares, or approximately 11% of the outstanding shares of Hanover common stock, which are required to be held by Schlumberger for at least three years following the closing date.

In March 2001, we purchased OEC Compression Corporation ("OEC") in an all-stock transaction for approximately $101,800,000, including the assumption and subsequent payment of approximately $64,600,000 of OEC indebtedness. We issued an aggregate of approximately 1,146,000 shares of Hanover common stock to stockholders of OEC.

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

                                                                         Three Months Ended    Nine Months Ended
                                                                         September 30, 2001    September 30, 2001
                                                                         ------------------    ------------------
                                                                             (restated)            (restated)
Revenue..................................................................      $308,461              $867,080
Net income before cumulative effect of accounting change.................        17,856                59,585
Earnings per common share--basic.........................................          0.22                  0.76
Earnings per common share--diluted.......................................          0.21                  0.72

3. INVENTORIES

     Inventory consisted of the following (in thousands):

                                                                         September 30, 2002    December 31, 2001
                                                                         ------------------    -----------------
                                                                                                   (restated)
Parts and supplies.......................................................     $ 151,179              $146,877
Work in progress.........................................................        46,061                46,091
Finished goods...........................................................        22,004                22,687
                                                                               --------              --------
                                                                               $219,244              $215,655
                                                                               ========              ========

During the nine months ended September 30, 2002, we recorded approximately $13,826,000 in inventory write downs and reserves for parts and power generation inventory which was either obsolete, excess or carried at a price above market value.

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following (in thousands):

                                                                         September 30, 2002    December 31, 2001
                                                                         ------------------    -----------------
                                                                                                   (restated)
Compression equipment, facilities and other rental assets................   $ 1,272,385           $1,171,282
Equipment under capitalized lease........................................        20,000                   --
Land and buildings.......................................................        75,738               55,570
Transportation and shop equipment........................................        70,009               61,848
Other....................................................................        29,049               23,848
                                                                             ----------           ----------
                                                                              1,467,181            1,312,548
Accumulated depreciation.................................................      (235,492)            (161,035)
                                                                             ----------           ----------
                                                                             $1,231,689           $1,151,513
                                                                             ==========           ==========

After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15 year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet. We believe our new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. The effect of this change in estimate on the nine months ended September 30, 2002 was a decrease in depreciation expense of approximately $10,700,000 and an increase in net income of approximately $6,400,000 ($0.08 per share).

5. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                                                         September 30,    December 31,
                                                                                             2002            2001
                                                                                            ------          ------
Bank credit facility....................................................................   $192,500        $157,000
4.75% convertible senior notes due 2008.................................................    192,000         192,000
Schlumberger note, interest at 10.5%....................................................    166,484         150,000
Real estate mortgage note, interest at 7.5%, collateralized by certain land and
  buildings, payable through 2002.......................................................      3,333           3,583
Capitalized lease.......................................................................     18,911              --
Other, interest at various rates, collateralized by equipment and other assets, net
  of unamortized discount...............................................................      4,552           7,230
                                                                                           --------        --------
                                                                                            577,780         509,813
Less--current maturities................................................................     (6,251)         (5,553)
                                                                                           --------        --------
                                                                                           $571,529        $504,260
                                                                                           ========        ========

Our amended and restated bank credit facility provides for a $350,000,000 revolving credit facility that matures on November 30, 2004. Advances bear interest at the bank's prime or a negotiated rate (3.6% and 3.9% weighted average effective interest rate at September 30, 2002 and December 31, 2001, respectively). A commitment fee of 0.35% per annum on the average available commitment is payable quarterly. The credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. The credit facility also limits the payment of cash dividends on our common stock to 25% of net income for the respective period.

As a result of the restatement of our consolidated financial statements for the period ended December 31, 2000 and nine months ended September 30, 2001 and other compliance provisions, we were not in compliance with certain covenants in our bank credit facility and lease agreements. We obtained waivers and amendments during the first quarter of 2002 and are currently in compliance with the covenants under our bank credit facility and lease agreements.

In connection with the POI Acquisition on August 31, 2001, we issued a $150,000,000 subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the subordinated acquisition note accrues at the rate of 8.5% annually through February 28, 2002, 10.5% for the following six months and rates periodically increasing in increments of 1% to 2% per annum thereafter to a maximum interest rate after March 2005 of 15.5%. Accrued interest is payable-in-kind (is converted into note principal except under certain circumstances) and is required to be paid in cash at maturity. In the event of an event-of-default under the subordinated acquisition note, interest will accrue at a rate of 2% above the then applicable rate. The subordinated acquisition note is subordinated to all of our indebtedness other than indebtedness to fund future acquisitions. In the event that we complete an offering of equity securities, we are required to apply the proceeds of the offering to repay amounts outstanding under the subordinated acquisition note as long as no default exists or would exist under our other indebtedness as a result of such payment.

6. ACCOUNTING FOR DERIVATIVES

We adopted Statement of Financial Accounting Standard ("SFAS") 133 on January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which are outstanding at September 30, 2002 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, but were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recorded as an accrued lease liability and is recognized in leasing expense. These swap transactions expire in July 2003. We recognize the unrealized gain or loss related to the change in the fair value of these interest rate swaps in the statement of income because we decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At September 30, 2002, $6,320,000 was recorded in accrued liabilities related to the fair value adjustment related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of operations.

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

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. At September 30, 2002, $11,213,000 was included in accrued current liabilities and $11,725,000 in other long-term liabilities with respect to the fair value adjustment related to these three swaps.

The counterparties to our interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty.

7.  COMMON STOCKHOLDERS EQUITY

In May 2002, we granted 142,630 restricted shares of our common stock to certain employees as part of an incentive compensation plan. The restricted stock grants vest equally over four years. We will recognize compensation expense over the vesting period related to these grants.

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

Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. The derivative actions in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002. Motions are currently pending for appointment of lead counsel in the consolidated derivative actions in the Southern District of Texas. The pending derivative lawsuits are:


-------------------- -------------------------------------- --------------- -------------------------- ---------------
                                  Civil Action
     Plaintiff                    Defendants                      No.                 Court            Date Instituted
-------------------- -------------------------------------- --------------- -------------------------- ---------------
Harbor Finance       Michael J. McGhan, William S.            H-02-0761     United States District       03/01/02
Partners,            Goldberg, Ted Collins, Jr., Robert                     Court for the Southern
derivatively on      R. Furgason, Melvyn N. Klein,                          District of Texas
behalf of Hanover    Michael A. O'Connor, Alvin V.
Compressor Company   Shoemaker, Defendants and Hanover
                     Compressor Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------

Roger Koch,          Michael A. O'Connor, William S.          H-02-1332     United States District       4/10/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                     Court for the Southern
Behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                    District of Texas
Compressor Company   R. Furgason, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,           Consolidated
                     Gordon T. Hall, and I. Jon Brumley,      with H-02-0761
                     Defendants and Hanover Compressor        on 8/19/02
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
Henry Carranza,      Michael A. O'Connor, William S.          H-02-1430     United States District       4/18/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                     Court for the Southern
behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                    District of Texas
Compressor Company   R. Furgason, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,           Consolidated
                     Gordon T. Hall, and I. Jon Brumley,      with H-02-0761
                     Defendants and Hanover Compressor        on 8/19/02
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
William Steves,      Michael A. O'Connor, William S.          H-02-1527     United States District       4/27/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                     Court for the Southern
behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                    District of Texas
Compressor Company   R. Furgason, Rene J. Huck, Alvin V.     Consolidated
                     Shoemaker, Victor E. Grijalva,           with H-02-0761
                     Gordon T. Hall, and I. Jon Brumley,      on 8/19/02
                     Defendants and Hanover Compressor
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
John B. Hensley,     Michael J. McGhan, William S.            H-02-2994     270th Judicial District,      6/20/02
Jr., derivatively    Goldberg, Michael O'Connor, Ted Collins,               Harris County, Texas;
on behalf of         Jr., Alvin Shoemaker, Robert R. Furgason,              removed to the United
Hanover Compressor   Melvyn N. Klein, Charles D. Erwin,                     States District Court
Company              and PricewaterhouseCoopers LLP,        Consolidated    for the Southern
                     Defendants and Hanover Compressor      with H-02-0761  District of Texas on
                     Company, Nominal Defendant             as of 08/26/02  August 9, 2002
-------------------- -------------------------------------- --------------- -------------------------- -------------


------------------ -------------------------------------- --------------- -------------------------- ---------------
                                  Civil Action
    Plaintiff                    Defendants                      No.                 Court           Date Instituted
------------------ -------------------------------------- --------------- -------------------------- ---------------
Coffelt Family,      Michael A. O'Connor, Michael J.          19410-NC          Court of Chancery       02/15/02
LLC                  McGhan, William S. Goldberg, Ted..                         for the State of
                     Collins, Jr., Melvyn N. Klein, Alvin                      Delaware in and for
                     V. Shoemaker, and Robert R.                                New Castle County
                     Furgason, Defendants and
                     Hanover Compressor Company, Nominal
                     Defendant
------------------- -------------------------------------- ---------------  ------------------------- --------------

These derivative lawsuits, which were filed by certain of our shareholders against our Board of Directors purportedly on behalf of the Company, allege, among other things, that directors breached their fiduciary duties to shareholders and seek unspecified amounts of damages, interest and costs, including legal fees. The Board of Directors has formed a Special Litigation Committee to address the issues raised by the derivative suits. Subject to the work of that Committee and its instructions, we intend to defend these cases vigorously.

The putative class action securities lawsuit and the derivative lawsuits are at an early stage. Consequently, it is premature at this time to predict liability or to estimate damages, or the range of damages, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

On November 14, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation relating to the matters involved in restatements announced by the Company. We are cooperating fully with the Fort Worth District office staff of the Securities and Exchange Commission. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are involved in various other legal proceedings that are considered to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

9. RELATED PARTY TRANSACTIONS

In January 2002, we advanced cash of $400,000 to Michael J. McGhan, who served as Hanover's President and Chief Executive Officer until August 1, 2002, and $100,000 to Robert O. Pierce, Senior Vice President--Manufacturing and Fabrication, in return for notes. These notes were repaid in September 2002. In addition, during 2001 Hanover advanced cash of $2,200,000 to Mr. McGhan, which, together with accrued interest, was outstanding as of September 30, 2002. All of these extensions of credit were made before July 30, 2002 and have not been modified since that date. In addition, in exchange for unsecured notes, Hanover has loaned approximately $2,269,000 to employees who were subject to margin calls, which together with accrued interest were outstanding as of September 30, 2002.

On July 29, 2002, Hanover purchased 147,322 shares of our common stock from Mr. McGhan for $8.96 per share for a total of $1,320,000. The price per share was determined by reference to the closing price quoted on New York Stock Exchange on July 29, 2002. Hanover's Board of Directors determined to purchase the shares from Mr. McGhan because he was subject to a margin call during a blackout period under our insider trading policy and therefore could not sell shares of our stock in the open market to cover the margin call without being in violation of the policy.

On September 18, 2002, we purchased 30,054 shares of our common stock from Mr. Pierce for $9.60 per share for a total of $288,500. The price per share was determined by reference to the closing price quoted on New York Stock Exchange on September 18, 2002. Hanover's Board of Directors determined to purchase the shares from Mr. Pierce because it was necessary for him to sell shares to repay the loans to Hanover and to a third party during a blackout period under our insider trading policy and therefore could not sell shares of our stock in the open market to repay the loans.

On August 1, 2002, we entered into a Separation Agreement with Mr. McGhan. The effective date of the agreement is August 1, 2002, and the agreement sets forth a mutual agreement to sever the relationships between Mr. McGhan and Hanover, including the employment relationships of Mr. McGhan with Hanover and its affiliates. In the agreement, the parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. McGhan to secure repayment of loans owed by Mr. McGhan to Hanover; and (ii) certain waivers and releases by Mr. McGhan. In the agreement, Mr. McGhan has made certain representations as to the status of the outstanding loans payable by Mr. McGhan to Hanover, the documentation for the loans and the enforceability of his obligations under the loan documents. The loans were not modified and must be repaid in accordance with the original terms. In addition, the agreement provided that Mr. McGhan may exercise his vested stock options pursuant to the post-termination exercise periods set forth in the applicable plan. Since the date of the Agreement Mr. McGhan has exercised all such vested stock options. In addition, Mr. McGhan agreed, among other things, not to compete with Hanover and not to solicit our employees or customers under terms described in the agreement for a period of twenty-four months after the effective date of the agreement. In consideration for this non-compete/non-solicit agreement, Hanover agreed to pay Mr. McGhan $33,333 per month for a period of eighteen months after the effective date of the agreement.

On August 2, 2002, Hanover entered into a Separation Agreement with Mr. Charles
D. Erwin, who served as our Chief Operating Officer until August 2, 2002. The effective date of the agreement is August 2, 2002, and the agreement sets forth a mutual agreement to sever the relationships between Mr. Erwin and Hanover, including the employment relationships of Mr. Erwin with Hanover and its affiliates. In the agreement, the parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. Erwin to secure repayment of loans owed by Mr. Erwin to the Hanover; (ii) certain waivers and releases by Mr. Erwin; and (iii) the payment of a reasonable and customary finders fee for certain proposals brought to Hanover's attention by Mr. Erwin during the twenty-four month period after the effective date of the agreement. In the agreement, Mr. Erwin has made certain representations as to the status of the outstanding loan payable by Mr. Erwin to Hanover, the documentation for the loan and the enforceability of his obligations under the loan documents. The loan was not modified and must be repaid in accordance with its original terms. In addition, the agreement provides that Mr. Erwin may exercise his vested stock options pursuant to the post-termination exercise periods set forth in the applicable plan. Since the date of the agreement, Mr. Erwin has exercised all such vested stock options. Mr. Erwin's non-vested stock options were forfeited as of August 2, 2002. In addition, Mr. Erwin agreed, among other things, not to compete with Hanover and not to solicit our employees or customers under terms described in the agreement for a period of twenty-four months after the effective date of the agreement. In consideration for this non-compete/non-solicit agreement, Hanover agreed to pay Mr. Erwin $20,611 per month for a period of eighteen months after the effective date of the agreement.

10. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, amortization of goodwill over an estimated useful life will be discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 became effective for Hanover on January 1, 2002. For the three and nine months ended September 30, 2001, our goodwill amortization was approximately $2,540,000 and $7,945,000. The transition provisions of SFAS 142 required us to identify our reporting units and perform an initial impairment assessment of the goodwill attributable to each reporting unit as of January 1, 2002. We performed our initial impairment assessment and determined that our reporting units are the same as our business segments and that no impairment existed as of January 1, 2002. However, due to a downturn in our business and changes in the business environment in which we operate, we completed an additional impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, we recorded an estimated $47,500,000 impairment of goodwill attributable to our production and processing equipment fabrication business. The second step of the impairment test required us to allocate the fair value of the reporting unit to the production and processing equipment businesses' assets. We performed the second step of the goodwill impairment test in the third quarter of 2002 and determined that no adjustment to the impairment, recorded in the second quarter, was required. The fair value of reporting units was estimated using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales.

The table below presents the carrying amount of goodwill (in thousands):

                                                                Balance
                                                           September 30, 2002
                                                           ------------------

Domestic rentals.........................................      $ 94,148
International rentals....................................        34,033
Parts, service and used equipment........................        53,081
Compressor fabrication...................................        19,176
                                                               --------
Total....................................................      $200,438
                                                               --------

The table below presents Hanover's results as if goodwill had not been amortized (in thousands, except per share amounts):

                                                                         Three Months Ended    Nine Months Ended
                                                                         September 30, 2001    September 30, 2001
                                                                         ------------------    ------------------
Net income as reported...................................................      $19,848               $60,409
Goodwill amortization, net of tax benefit................................        1,930                 6,038
                                                                               -------               -------
Adjusted net income                                                            $21,778               $66,447
                                                                               =======               =======

Earnings per common share--basic..........................................       $0.30                 $0.95
Earnings per common share--diluted........................................       $0.28                 $0.88

                                                                          Year Ended December 31,
                                                                 2001              2000               1999
                                                                 ----              ----               ----
                                                              (restated)        (restated)         (restated)
Net income as reported....................................      $72,413           $49,639             $38,455
Goodwill amortization, net of tax benefit.................        8,846             4,280               1,908
                                                                -------           -------             -------
Adjusted net income                                             $81,259           $53,919             $40,363
                                                                =======           =======             =======

Earnings per common share--basic...........................       $1.12             $0.87               $0.71
Earnings per common share--diluted.........................       $1.05             $0.81               $0.66

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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions of SFAS 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS 144 is effective for Hanover beginning after January 1, 2002. We have adopted the new standard, which had no material effect on our consolidated results of operations, cash flows or financial position.

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

11. REPORTABLE SEGMENTS

We manage our business segments primarily on the type of product or service provided. We have five principal industry segments: Rentals--Domestic; Rentals--International; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; and Production and Processing Equipment Fabrication. The rentals segments provide natural gas compression and associated equipment rental and maintenance services to meet specific customer requirements. The parts, service and used equipment segment provides used equipment, both new and used parts directly to customers, as well as complete maintenance services for customer owned packages. The compressor and accessory fabrication segment involves the design, fabrication and sale of natural gas compression units and fabricated accessories to meet unique customer specifications. The production and processing equipment fabrication segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas.

We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily redeemable convertible preferred securities and income taxes. Amounts defined as "Other" includes equity income of non-consolidated affiliates, results of insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and inter-segment sales. Inter-segment sales are accounted for at cost except for compressor fabrication sales which are accounted for on an arms length basis. Intersegment sales and resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly.

The following table presents sales and other financial information by reportable segment for the three months ended September 30, 2002 and 2001 (in thousands).

                                                      PARTS,    COMPRESSOR
                                                   SERVICE AND    AND       PRODUCTION
                            DOMESTIC  INTERNATIONAL   USED      ACCESSORY    EQUIPMENT
                            RENTALS     RENTALS     EQUIPMENT  FABRICATION  FABRICATION     OTHER    ELIMINATIONS CONSOLIDATED
                          ----------------------------------------------------------------------------------------------------
September 30, 2002:
Revenues from External
Customers                      $81,944     $53,915      $52,567     $26,783     $35,022       $5,040     $    --    $255,271
Intersegment Sales                  --         341        7,728      11,671       1,847        4,511    (26,098)          --
                          ----------------------------------------------------------------------------------------------------
Total revenues                  81,944      54,256       60,295      38,454      36,869        9,551    (26,098)     255,271

Gross Profit                    50,976      40,049       13,678       3,539       6,766        5,040          --     120,048
Identifiable Assets            921,757     713,243      101,076     138,833     135,204      198,505          --   2,208,618

September 30, 2001:
Revenues from External
Customers                     $ 72,033    $ 32,832      $67,658     $55,571     $50,363      $ 3,837     $    --   $ 282,294
Intersegment Sales                  --         711       13,460      12,991       2,531        1,261    (30,954)           -
                          ----------------------------------------------------------------------------------------------------
Total revenues                  72,033      33,543       81,118      68,562      52,894        5,098    (30,954)     282,294

Gross Profit                    46,144      23,331       19,823       9,916      10,532        3,837          --     113,583

Identifiable Assets            847,919     596,246      128,888     185,220     171,192      215,869          --   2,145,334
(Restated)

The following table presents sales and other financial information by reportable segment for the nine months ended September 30, 2002 and 2001 (in thousands).

                                                      PARTS,    COMPRESSOR
                                                   SERVICE AND    AND       PRODUCTION
                            DOMESTIC  INTERNATIONAL   USED      ACCESSORY    EQUIPMENT
                            RENTALS     RENTALS     EQUIPMENT  FABRICATION  FABRICATION     OTHER    ELIMINATIONS CONSOLIDATED
                          ----------------------------------------------------------------------------------------------------
September 30, 2002:
Revenues from external
customers                     $250,402   $143,612     $188,013     $85,285      $99,771     $16,303     $    --    $783,386
Intersegment sales                  --      1,057       39,689      56,625        8,211       8,397   (113,979)           -
                          ----------------------------------------------------------------------------------------------------
Total revenues                 250,402    144,669      227,702     141,910      107,982      24,700   (113,979)     783,386

Gross Profit                   161,922    103,757       28,430      11,401       15,442      16,303          --     337,255

September 30, 2001:
Revenues from external
customers                     $185,627    $88,973     $168,017    $168,061     $135,760     $11,229     $    --    $757,667
Intersegment sales                  --      2,845       37,428      49,713        4,763       3,507    (98,256)           -
                          ----------------------------------------------------------------------------------------------------
Total revenues                 185,627     91,818      205,445     217,774      140,523      14,736    (98,256)     757,667

Gross Profit (Restated)        122,290     59,647       55,423      27,417       27,951      11,229          --     303,957

12. OTHER EXPENSE

We review for the impairment of long-lived assets, including property, plant and equipment, goodwill, intangibles and investments in non-consolidated affiliates whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair market value.

Other expenses recorded during the nine months ended September 30, 2002 were $14,837,000. Other expense includes a $12,100,000 write-down of investments in three non-consolidated affiliates which have experienced a decline in value which we believe to be other than temporary, a $525,000 write off of a purchase option for an acquisition which we have abandoned, a $2,000,000 write down of a note receivable from Aurion Technologies, Inc and $212,000 in other costs. The $2,750,000 for the nine months ended September 30, 2001 related to bridge loan financing fees.

13. MANAGEMENT CHANGES AND RESTATEMENTS

Management Changes

On August 19, 2002, we elected Chad Deaton, former executive vice president of Schlumberger Oilfield Services, as president, chief executive officer and a director. Mr. Deaton, has twenty-five years experience in oilfield services - 15 domestic and 10 overseas - with the Dowell Division of Dow Chemical and Schlumberger Ltd.

On August 2, 2002, we announced the resignations of Chief Executive Officer Michael J. McGhan and Chief Operating Officer Charles D. Erwin. On July 30, we announced the resignation of William S. Goldberg from the Board of Directors, effective August 31, 2002.

In August 2002, Joe Bradford was not reappointed by our Board of Directors to the position of Senior Vice President--Worldwide Operations Development which he held previously. On September 27, 2002, Mr. Bradford resigned from his employment with Hanover.

Restatements In April 2002, we filed restated financial statements based upon an investigation that was conducted by counsel under the direction of the Audit Committee. The net effect of this restatement for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $37,748,000, from $603,829,000 to $566,081,000; (ii) a decrease in income before taxes of $11,999,000, from $93,470,000 to $81,471,000; (iii) a decrease in net income of
$7,535,000, from $58,699,000 to $51,164,000; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted. While we did not believe any additional matters would require restatement when we made our April 2002 restatement, and although the amounts involved in the restatements announced in August and October 2002 are small in the context of our overall revenues and net income, additional information came to light as part of the investigation conducted by the Special Litigation Committee of the board since the April 2002 restatement that made the restatements announced in August and October 2002 appropriate under the circumstances.

A Special Committee of the Board of Directors together with the audit committee of the Board and our management, aided by outside legal counsel, recently completed an extensive investigation of certain transactions recorded during 2001, 2000 and 1999, including those transactions restated by us in April 2002. As a result of this investigation, we determined to restate our 2001, 2000 and 1999 financial statements for several transactions, including one that was the subject of the April 2002 restatement.

The net effect of the restatements which we announced in August and October 2002 for the year ended December 31, 2001 was as follows:(i) a decrease in revenues of $7,512,000, from $1,078,209,000 to $1,070,697,000; (ii) a decrease in income before income taxes of $363,000, from $117,410,000 to $117,047,000; (iii) a decrease in net income of $224,000, from $72,637,000 to $72,413,000; and (iv) a decrease in diluted earnings per common share of $0.01.

The net effect of the restatements which we announced in August and October 2002 for the nine months ended September 30, 2001 was as follows:(i) a decrease in income before income taxes of $716,000, from $98,402,000 to $97,686,000; (iii) a decrease in net income of $442,000, from $60,851,000 to $60,409,000; and (iv) a decrease in basic and diluted earnings per common share of $0.01.

The net effect of the restatements which we announced in August and October 2002 for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $3,295,000, from $566,081,000 to $562,786,000; (ii) a decrease in income before income taxes of $2,461,000, from $81,471,000 to $79,010,000; (iii) a decrease in net income of $1,525,000, from $51,164,000 to $49,639,000; and (iv)
a decrease in earnings per common share of $0.03 basic and $0.02 diluted.

The net effect of the restatements which we announced in August and October for the year ended December 31, 1999 was as follows: (i) a decrease in revenues of $5,090,000, from $323,220,000 to $318,130,000; (ii) a decrease in income before income taxes of $3,123,000, from $63,586,000 to $60,463,000; (iii) a decrease in net income of $1,986,000, from $40,441,000 to $38,455,000; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted.

We are providing information concerning our completed internal investigations to the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include:

      .   the loss of market share through competition;
      . reduced profit margins resulting from increased pricing pressure in our business;
      .   the introduction of competing technologies by other companies;
      .   a prolonged substantial reduction in oil and gas prices which would cause a decline in the demand for our compression and oil and gas production equipment;
      .   new governmental safety, health and environmental regulations which could require us to make significant capital expenditures;
      .   our inability to successfully integrate acquired businesses;
      .   currency fluctuations;
      . changes in economic or political conditions in the countries in which the Company operates;
      . adverse results in shareholder or other litigation or regulatory proceedings;
      .   inability to comply with loan and lease covenants;
      .   inability to access capital markets; and
      . legislative changes in the various countries in which Hanover does business.

The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

Hanover Compressor Company is the global market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for contract natural gas handling applications. We provide this equipment on a rental, contract compression, maintenance and acquisition leaseback basis to natural gas production, processing and transportation companies that are increasingly seeking outsourcing solutions. Founded in 1990 and a public company since 1997, our customers include premier independent and major producers and distributors. In conjunction with our maintenance business, we have developed our parts and service business to provide solutions to customers that own their own compression equipment, but want to outsource their operations. Our compression services are complemented by our compressor and oil and gas production equipment fabrication operations and gas processing and treating, gas measurement and power generation services, which broaden our customer relationships both domestically and internationally.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Our total revenues decreased by $27.0 million, or 10%, to $255.3 million during the three months ended September 30, 2002 from $282.3 million during the three months ended September 30, 2001. The decrease resulted primarily from weaker market conditions.

Revenues from rentals increased by $31.0 million, or 30%, to $135.8 million during the three months ended September 30, 2002 from $104.8 million during the three months ended September 30, 2001. Domestic revenues from rentals increased by $9.9 million, or 14%, to $81.9 million during the three months ended September 30, 2002 from $72.0 million during the three months ended September 30, 2001. International rental revenues increased by $21.1 million, or 64%, to $53.9 million during the three months ended September 30, 2002 from $32.8 million during the three months ended September 30, 2001. The increase in both domestic and international rental revenue resulted primarily from business acquisitions completed during 2001 and from the expansion of our rental fleet. During 2001, we completed two significant acquisitions: (1) in March 2001, we acquired OEC Compression Corporation which increased our rental fleet by approximately 175,000 horsepower, and (2) in August 2001, we acquired Production Operators Corporation which increased our rental fleet by approximately 860,000 horsepower. At September 30, 2002, the compressor rental fleet consisted of approximately 3,621,000 horsepower, a 4% increase over the approximately 3,487,000 horsepower in the rental fleet at September 30, 2001. Domestic horsepower in the rental fleet increased by 2% to approximately 2,782,000 horsepower at September 30, 2002 from approximately 2,740,000 horsepower at September 30, 2001. International horsepower increased by 12% to approximately 839,000 horsepower at September 30, 2002 from approximately 747,000 horsepower at September 30, 2001. In addition, the increase in international revenues was partly attributable to the $7.9 million received in partial reimbursements from Argentine customers during the three months ended September 30, 2002.

Revenue from parts, service and used equipment decreased by $15.1 million, or 22%, to $52.6 million during the three months ended September 30, 2002 from $67.7 million during the three months ended September 30, 2001. This decrease was primarily due to the impact of weaker market conditions.

Revenues from compressor and accessory fabrication decreased by $28.8 million, or 52%, to $26.8 million during the three months ended September 30, 2002 from $55.6 million during the three months ended September 30, 2001. During the three months ended September 30, 2002, an aggregate of approximately 36,000 horsepower of compression equipment was fabricated and sold compared to approximately 93,000 horsepower during the three months ended September 30, 2001. In addition, approximately 15,000 horsepower was fabricated and placed in our rental fleet during the three months ended September 30, 2002 compared to 59,000 in the three months ended September 30, 2001. Revenues from production and processing equipment fabrication decreased by $15.4 million, or 31%, to $35.0 million during the three months ended September 30, 2002 from $50.4 million during the three months ended September 30, 2001. The decrease in sales of production and processing equipment and compressor and accessory fabrication was due primarily to the lower capital spending by customers, the recent political and economic events in South American and domestic economic market conditions. The twelve-month rolling average Henry Hub natural gas price decreased to $2.83 per Mcf as of September 2002 from $4.97 per Mcf as of September 2001.

Equity in income of non-consolidated affiliates increased by $2.1 million, or 124%, to $3.8 million during the three months ended September 30, 2002, from $1.7 million during the three months ended September 30, 2001. This increase is primarily due to our acquisition of POI in August of 2001, which included interests in three joint venture projects in South America. These joint ventures contributed $5.3 million in equity earnings for the third quarter of 2002 compared to $1.7 million for the same period of 2001 and were somewhat offset by a $1.6 million decrease in equity income related to Hanover Measurement.

EXPENSES

Operating expenses of our rental segments increased by $9.4 million, or 27%, to $44.8 million during the three months ended September 30, 2002 from $35.4 million during the three months ended September 30, 2001. The increase resulted primarily from the corresponding 30% increase in revenues from rentals over the same period in 2001. The gross profit percentage from rentals improved to 67% during the three months ended September 30, 2002 from 66% during the three months ended September 30, 2001. The gross profit improvement was primarily the result of the $7.9 million received in partial reimbursements from Argentine customers. Operating expenses from domestic rentals increased by $5.1 million or 20% to $31.0 million during the three months ended September 30, 2002 from $25.9 million during the three months ended September 30, 2001. Operating expenses from international rentals increased by $4.4 million, or 46%, to $13.9 million during the three months ended September 30, 2002 from $9.5 million during the three months ended September 30, 2001.

Operating expenses for our parts, service and used equipment segment decreased by $8.9 million, or 19%, to $38.9 million, which is partially related to the 22% decrease in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 26% during the three months ended September 30, 2002 and 29% during the three months ended September 30, 2001. The decrease was due to an increase in overhead, primarily related to acquisitions, and the impact of weaker market conditions on sales margins. In addition, approximately 2% of the decrease in gross profit margin for parts, service and used equipment was due to a low margin compressor sale transaction which resulted from the exercise of a purchase option by a customer of equipment which was previously under lease.

Operating expenses of our compressor and accessory fabrication segment decreased by $22.5 million, or 49%, to $23.2 million during the three months ended September 30, 2002 from $45.7 million during the three months ended September 30, 2001, commensurate with the decrease in compressor and accessory fabrication revenue. The gross profit margin on our compressor and accessory fabrication segment was 13% during the three months ended September 30, 2002 compared to 18% during the three months ended September 30, 2001. The operating expenses attributable to our production and processing equipment fabrication segment decreased by $11.5 million, or 29%, to $28.3 million during the three months ended September 30, 2002 from $39.8 million during the three months ended September 30, 2001. The gross profit margin attributable to production and processing equipment fabrication was 19% during the three months ended September 30, 2002 and 21% during the three months ended September 30, 2001. The decrease in gross profit margin for compressor and accessory fabrication and production and processing equipment fabrication was attributable to lower sales levels without a corresponding decrease in overhead and the impact of weaker market conditions on sales margins.

Selling, general and administrative expenses increased $14.9 million, or 62%, to $39.1 million during the three months ended September 30, 2002 from $24.2 million during the three months ended September 30, 2001. The increase is primarily attributable to increased personnel and other selling and administrative activity in our business segments resulting from the acquisitions completed during 2001. In addition, in the three months ended September 30, 2002, we recorded $1.1 million in one-time separation costs and approximately $2.9 million in additional legal and accounting costs, a portion of which was associated with our review of certain transactions, the restatement of financial results and the Securities and Exchange Commission inquiry.

We believe that earnings before interest, leasing expense, goodwill impairment, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDAR) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDAR is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDAR is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDAR as a primary determinant of borrowing capacity. Our EBITDAR for the three months ended September 30, 2002 increased 1% to $81.0 million from $79.9 million for the three months ended September 30, 2001. EBITDAR should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operating activities or other consolidated income (loss) or cash flow data prepared in accordance with generally accepted accounting principles.

Depreciation and amortization increased by $6.0 million to $31.5 million during the three months ended September 30, 2002 compared to $25.5 million during the three months ended September 30, 2001. The increase in depreciation was due to the additions to the rental fleet, partially offset by the change in estimated lives of certain compressors. After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15 year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet. We believe our new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. The effect of this change in estimate on the three months ended September 30, 2002 was a decrease in depreciation expense of approximately $3.6 million and an increase in net income of approximately $2.2 million ($0.03 per share).

In addition, because we sold compressors in sale leaseback transactions, depreciation expense was reduced by approximately $12.6 million in the three months ended September 30, 2002 compared to approximately $11.5 million in the three months ended September 30, 2001. The increase in depreciation was also offset by the decrease in goodwill amortization due to our adoption of SFAS 142. Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. During the three months ended September 30, 2001, approximately $2.5 million in goodwill amortization was recorded.

We incurred leasing expense (attributable to compressor sale leaseback transactions) of $23.9 million during the three months ended September 30, 2002, compared to $16.6 million during the three months ended September 30, 2001. This increase was attributable to the equipment leases we entered into in August 2001. In connection with these leases, we are obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes for notes which are registered under the Securities Act of 1933 as Amended. Because the exchange offer has not been completed, we are required to pay additional leasing expense in the amount of approximately $105,600 per week until the exchange offer is completed. The additional leasing expense began accruing on January 28, 2002. In the three months ended September 30, 2002, we recorded additional leasing expense of approximately $1.4 million related to the registration and exchange offering obligations.

Interest expense increased by $4.9 million to $9.1 million during the three months ended September 30, 2002 from $4.2 million for the three months ended September 30, 2001 due to higher levels of outstanding debt.

The fair value of our derivative instruments (interest rate swaps) increased during the three months ended September 30, 2002 by $0.5 million while the fair value decreased by $5.7 million during the three months ended September 30, 2001. This was due to the recognition of an unrealized change in the fair value of our interest rate swaps which we have not designated as cash flow hedges under SFAS 133.

INCOME TAXES

Our provision for income taxes decreased by $6.4 million, or 52%, to $5.8 million during the three months ended September 30, 2002 from $12.2 million during the three months ended September 30, 2001. The decrease resulted primarily from the corresponding decrease in income (loss) before income taxes. The effective income tax rates during the three months ended September 30, 2002 and 2001 were 39% and 38%, respectively.

NET INCOME

Our net income decreased by $10.7 million, or 54%, to $9.1 million during the three months ended September 30, 2002 from $19.8 million during the three months ended September 30, 2001 for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Our total revenues increased by $25.7 million, or 3%, to $783.4 million during the nine months ended September 30, 2002 from $757.7 million during the nine months ended September 30, 2001. The increase resulted primarily from business acquisitions and growth of our natural gas compressor rental fleet completed during 2001.

Revenues from rentals increased by $119.4 million, or 43%, to $394.0 million during the nine months ended September 30, 2002 from $274.6 million during the nine months ended September 30, 2001. Domestic revenues from rentals increased by $64.8 million, or 35%, to $250.4 million during the nine months ended September 30, 2002 from $185.6 million during the nine months ended September 30, 2001. International rental revenues increased by $54.6 million, or 61%, to $143.6 million during the nine months ended September 30, 2002 from $89.0 million during the nine months ended September 30, 2001. The increase in both domestic and international rental revenue resulted primarily from business acquisitions completed during 2001 and from expansion of our rental fleet. During 2001, we completed two significant acquisitions: (1) in March 2001, we acquired OEC Compression Corporation which increased our rental fleet by approximately 175,000 horsepower, and (2) in August 2001, we acquired Production Operators Corporation which increased our rental fleet by approximately 860,000 horsepower. At September 30, 2002, the compressor rental fleet consisted of approximately 3,621,000 horsepower, a 4% increase over the 3,487,000 horsepower in the rental fleet at September 30, 2001. Domestic horsepower in the rental fleet increased by 2% to 2,782,000 horsepower at September 30, 2002 from approximately 2,740,000 horsepower at September 30, 2001 and international horsepower increased by 12% to 839,000 horsepower at September 30, 2002 from approximately 747,000 horsepower at September 30, 2001.

Revenue from parts, service and used equipment increased by $20.0 million, or 12%, to $188.0 million during the nine months ended September 30, 2002 from $168.0 million during the nine months ended September 30, 2001. This increase was due to a $26.5 million gas plant sale transaction and a $20.1 million compression equipment sale transaction offset by lower revenues as a result of weaker market conditions. Revenues from compressor and accessory fabrication decreased by $82.8 million, or 49%, to $85.3 million during the nine months ended September 30, 2002 from $168.1 million during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, an aggregate of approximately 112,000 horsepower of compression equipment was fabricated and sold compared to approximately 290,000 horsepower fabricated and sold during the nine months ended September 30, 2001. In addition, approximately 87,000 horsepower was fabricated and placed in the rental fleet during the nine months ended September 30, 2002 compared to 134,000 in the nine months ended September 30, 2001. Revenues from production and processing equipment fabrication decreased by $36.0 million, or 27%, to $99.8 million during the nine months ended September 30, 2002 from $135.8 million during the nine months ended September 30, 2001. The decrease in sales of production and processing equipment and compressor and accessory fabrication was due primarily to the lower capital spending by customers, recent political and economic events in South American and domestic economic market conditions. The twelve month rolling average Henry Hub natural gas price decreased to $2.83 per Mcf as of September 2002 from $4.97 per Mcf as of September 2001.

Equity in income of non-consolidated affiliates increased by $10.1 million, or 266%, to $13.9 million during the nine months ended September 30, 2002, from $3.8 million during the nine months ended September 30, 2001. This increase is primarily due to our acquisition of POI in August of 2001, which included interests in three joint venture projects in South America. These joint ventures contributed $16.1 million in equity earnings for the first nine months of 2002 compared to $1.7 million for the same period of 2001.

EXPENSES

Operating expenses of the rental segments increased by $35.6 million, or 38%, to $128.3 million during the nine months ended September 30, 2002 from $92.7 million during the nine months ended September 30, 2001. The increase resulted primarily from the corresponding 43% increase in revenues from rentals over the same period in 2001. The gross profit percentage from rentals was 67% during the nine months ended September 30, 2002 and 66% for the nine months ended September 30, 2001. Operating expenses from domestic rentals increased by $25.2 million or 40% to $88.5 million during the nine months ended September 30, 2002 from $63.3 million during the nine months ended September 30, 2001. Operating expenses from international rentals increased by $10.6 million, or 36%, to $39.9 million during the nine months ended September 30, 2002 from $29.3 million during the nine months ended September 30, 2001.

Operating expenses of our parts, service and used equipment segment increased during the nine months ended September 30, 2002 by $47.0 million, or 42%, to $159.6 million, which related to the 12% increase in parts, service and used equipment revenue and a decrease in margin. The gross profit margin from parts, service and used equipment was 15% during the nine months ended September 30, 2002 and 33% during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we recorded approximately $12.1 million in inventory write downs and reserves for parts and power generation inventory which was either obsolete, excess or carried at a price above market value. In addition, approximately 4% of the decrease in gross profit margin for parts, service and used equipment was due to a low margin gas plant sale transaction and a low margin compressor sale transaction. The remainder of the decrease was due to an increase in overhead, primarily related to acquisitions, and the impact of weaker market conditions on sales margins. Excluding the write downs and the gas plant and compression equipment transaction, the gross profit margin from parts, service and used equipment would have been 25% during the nine months ended September 30, 2002.

Operating expenses of compressor and accessory fabrication decreased by $66.7 million, or 47%, to $73.9 million during the nine months ended September 30, 2002 from $140.6 million during the nine months ended September 30, 2001 commensurate with the corresponding decrease in compressor and accessory fabrication revenue. The gross profit margin on compressor and accessory fabrication was 13% during the nine months ended September 30, 2002 and 16% during the nine months ended September 30, 2001. The operating expenses attributable to production and processing equipment fabrication decreased by $23.5 million, or 22%, to $84.3 million during the nine months ended September 30, 2002 from $107.8 million during the nine months ended September 30, 2001. The gross profit margin attributable to production and processing equipment fabrication was 15% during the nine months ended September 30, 2002 and 21% during the nine months ended September 30, 2001. The decrease in gross profit margin for compression and accessory fabrication and production and processing equipment fabrication was attributable to lower sales levels without a corresponding decrease in overhead and the impact of weaker market conditions on sales margins.

Selling, general and administrative expenses increased $45.3 million, or 66%, to $113.9 million during the nine months ended September 30, 2002 from $68.6 million during the nine months ended September 30, 2001. The increase is attributable to increased personnel and other selling and administrative activity in our business segments resulting from the acquisitions completed during 2001. In addition, we recorded $1.1 million in one-time separation costs and approximately $9.6 million in additional legal and accounting costs, a significant portion of which was associated with our Board of Directors review of certain transactions, the restatement of financial results and the Securities and Exchange Commission investigation.

We believe that earnings before interest, leasing expense, goodwill impairment, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDAR) is a standard measure of financial performance used for valuing companies in the compression industry. EBITDAR is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDAR is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDAR as a primary determinant of borrowing capacity. Our EBITDAR for the nine months ended September 30, 2002 decreased 12% to $196.7 million from $222.7 million for the nine months ended September 30, 2001 primarily due to a $14.1 million write down of non-core assets (included in other expense), and a $12.1 million write down of inventory (discussed above and included in parts, service and used equipment and operating expenses) and an additional $12.2 million in foreign currency translation charges (discussed below). EBITDAR should not be considered in isolation from, or as a substitute for, net income (loss), cash flows from operating activities or other consolidated income (loss) or cash flow data prepared in accordance with generally accepted accounting principles.

Depreciation and amortization increased by $20.7 million to $83.2 million during the nine months ended September 30, 2002 compared to $62.5 million during the nine months ended September 30, 2001. The increase in depreciation was due to the additions to the rental fleet, partially offset by the change in estimated lives of certain compressors. After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15 year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet. We believe our new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. The effect of this change in estimate on the nine months ended September 30, 2002 was a decrease in depreciation expense of approximately $10.7 million and an increase in net income of approximately $6.4 million ($0.08 per share).

In addition, because we sold compressors in sale leaseback transactions, depreciation expense was reduced by approximately $38.1 million in the nine months ended September 30, 2002 compared to approximately $33.4 million in the nine months ended September 30, 2001. The increase in depreciation was also offset by the decrease in goodwill amortization due to our adoption of SFAS 142. Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. During the nine months ended September 30, 2001, approximately $7.9 million in goodwill amortization was recorded.

We incurred leasing expense (attributable to compressor sale leaseback transactions) of $70.8 million during the nine months ended September 30, 2002, compared to $47.5 million during the nine months ended September 30, 2001. This increase was attributable to the equipment leases we entered into in August 2001. In connection with these leases, we are obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes for notes which are registered under the Securities Act of 1933, as amended. Because the exchange offer has not been completed, we are required to pay additional leasing expense in the amount of approximately $105,600 per week until the exchange offer is completed. The additional leasing expense began accruing on January 28, 2002. In the nine months ended September 30, 2002, we recorded additional leasing expense of approximately $3.7 million related to the registration and exchange offering obligations.

Interest expense increased by $16.3 million to $26.6 million during the nine months ended September 30, 2002 from $10.3 million for the nine months ended September 30, 2001 due to higher levels of outstanding debt.

Foreign currency translation expense for the nine months ended September 30, 2002 was $13.3 million, compared to $1.1 million for the nine months ended September 30, 2001. Foreign currency translation expense increased primarily due to our operations in Argentina and Venezuela. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina, as mandated by the Argentine government. During the nine months ended September 30, 2002, we recorded an exchange loss of approximately $11.9 million and $1.9 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation gain of approximately $0.5 million for all other countries. We have renegotiated ten out of eleven of our agreements in Argentina and expect to renegotiate the remaining agreement before the end of the fourth quarter. As a result of these negotiations, we received approximately $10.3 million in partial reimbursements and expect to receive approximately $1.5 million in the remainder of 2002 and early 2003. We recorded $1.3 million of these partial reimbursements in translation expense and $9.0 in revenues from international rentals.

The fair value of our derivative instruments (interest rate swaps) increased by $1.5 million during the nine months ended September 30, 2002 while the fair value decreased by $8.7 million for the nine months ended September 30, 2001. This was due to the recognition of an unrealized change in the fair value of our interest rate swaps which we have not designated as cash flow hedges under SFAS 133.

Other expenses recorded during the nine months ended September 30, 2002 were $14.8 million. Other expenses include the write-down of investments in three non-consolidated affiliates which have experienced a decline in value which we believe to be other than temporary, the write off of a purchase option for an acquisition which we have abandoned and the write down of a note receivable from Aurion Technologies, Inc.

Due to a downturn in our business and changes in the business environment in which we operate, we completed a goodwill impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, we recorded an estimated $47.5 million impairment of goodwill attributable to our production and processing equipment fabrication business in the second quarter of 2002. The second step of the impairment test required us to allocate the fair value of the production and processing equipment business to its assets. We performed the second step of the goodwill impairment test in the third quarter of 2002 and determined that no adjustment to the impairment, recorded in the second quarter, was required. We estimated the fair value of our reporting units using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales.

INCOME TAXES

The provision for income taxes decreased by $32.1 million, or 87%, to $5.0 million during the nine months ended September 30, 2002 from $37.1 million during the nine months ended September 30, 2001. The decrease resulted primarily from the corresponding decrease in income before income taxes. The provision for income taxes reflects a -13.8% effective income tax rate for the nine months ended September 30, 2002 compared to an effective income tax rate provision of 38.0% for the comparable period of 2001. The effective tax rate for the nine months ended September 30, 2002 reflects the non-deductible portion of the goodwill and other write-downs recorded during the nine months ended September 30, 2002. Excluding non-recurring items, our consolidated effective tax rate provision was 46.5% for the nine months ended September 30, 2002. The higher effective income tax rate in 2002 is the result of a reduction in our earnings for 2002, impact of foreign taxation and the effect of permanent items which are deductible for book, but not tax purposes.

NET INCOME (LOSS)

Net income (loss) decreased by $101.5 million, or 168%, to a loss of $41.1 million during the nine months ended September 30, 2002 from income of $60.4 million during the nine months ended September 30, 2001 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance amounted to $22.2 million at September 30, 2002 compared to $23.2 million at December 31, 2001. Our principal source of cash was cash provided by operating activities of $114.9 million, proceeds from the sale of property, plant and equipment of $51.7 million and borrowings of $35.5 million under our bank credit facility. Principal uses of cash during the nine months ended September 30, 2002 were capital expenditures of $181.6 million.

Working capital was $246.4 million at September 30, 2002 and decreased from $275.1 million at December 31, 2001. We invested $220.4 million in property, plant and equipment (including business acquisitions) during nine months ended September 30, 2002. During 2002, we added approximately 144,000 horsepower (net) to the rental fleet. At September 30, 2002, the compressor rental fleet consisted of 2,782,000 horsepower domestically and 839,000 horsepower in the international rental fleet.

Given our consistently high compressor rental fleet utilization, we carry out new customer projects through fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project's requirements and the new equipment expenditure is matched with long-term contracts whose economic terms exceed our return on capital targets. During 2002, we plan to spend approximately $250 to $270 million on rental equipment fleet additions, including approximately $65 million on equipment overhauls and other maintenance capital although this amount may increase somewhat to take advantage of attractive opportunities. Historically, we have funded capital expenditures with a combination of internally generated cash flow, borrowings under our bank credit facility, sale lease-back transactions and raising additional equity and issuing long term debt. As of September 30, 2002, our debt to capitalization ratio, including the residual value guarantees under our operating leases, was 1.47 to 1 and our book debt to capitalization ratio, excluding operating leases, was .58 to 1.

We believe that cash flow from operations and borrowings under our existing $350 million bank credit facility will provide us with adequate capital resources to fund our estimated level of capital expenditures for the near term. Since capital expenditures for 2002 are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations are not realized. As of September 30, 2002, we had approximately $193 million in borrowings and approximately $44 million in letters of credit outstanding on our $350 million revolving bank credit facility (3.6% weighted average effective interest rate at September 30, 2002). The letters of credit expire in 2002 and 2004. In addition, we had approximately $14.8 million in letters of credit outstanding under other letters of credit facilities which expire from 2002 to 2003.

We are currently in compliance with all covenants and other requirements set forth in our bank credit facility and indentures. However, as a result of the restatement of our consolidated financial statements for the period ended December 31, 2000 and the nine months ended September 30, 2001 and other compliance provisions, we were not in compliance with certain covenants in our bank credit facility and lease agreements. We obtained waivers and amendments and are currently in compliance with all applicable covenants. Further, we do not have any rating downgrade provisions that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding.

Our bank credit facility permits us to incur indebtedness subject to covenant limitations up to the $350 million credit limit under our bank credit agreement, plus, in addition to certain other indebtedness, an additional $300 million in unsecured indebtedness and $125 million of other unsecured indebtedness. Giving effect to the covenant limitations in the our bank credit agreement and the assumptions we have made with respect to calculating certain of the ratios therein, the liquidity available under the Company's revolver at the end of the third quarter was approximately $20 million. In addition, our bank credit facility permits us to enter into future sale and leaseback transactions with respect to equipment having a value not in excess of $300 million.

Our indentures and the participation agreements, which are part of our compression equipment leases, permit us to incur the indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover's ratio of EBITDA to total fixed charges, as defined and adjusted by these agreements, is greater than 2.25 to 1.0. These agreements define indebtedness to include the present value of the total rental obligations under sale and leaseback transactions and under facilities similar to our compression equipment lease facilities.

We are required to pay $58 million to Schlumberger with proceeds of a financing of a South American joint venture, a minority interest of which was acquired by Hanover in the acquisition of POI. If the joint venture fails to execute the financing or such financing fails to be non-recourse to us, in either case, on or before December 31, 2002, we will have the right to put our interest in the joint venture back to Schlumberger in exchange for a return of the consideration allocated to the joint venture, plus the net amount of any capital contributions by Hanover to the joint venture. Our right to exercise the put expires on January 31, 2003. Since we anticipate that the financing will be completed within the next twelve months, this $58 million amount is included in "Accrued liabilities" in our balance sheet.

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

In January 2001, we entered into a facilitation agreement with Belleli Energy SRL ("Belleli"), a fabrication company based in Italy. In connection with the agreement, we agreed to provide Belleli with project financing, including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the agreement, Belleli must present each project to us which we may approve at our sole discretion. At September 30, 2002, no amounts were outstanding under the facilitation agreement. Under a separate agreement with Belleli, we have issued letters of credit on Belleli's behalf totaling approximately $18.2 million at September 30, 2002. In July 2002, we increased our ownership to 40.3% from 20.3% by converting a $4 million loan to Belleli into additional equity ownership.

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

We adopted Statement of Financial Accounting Standard ("SFAS") 133 on January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which are outstanding at September 30, 2002 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, but were extended for an additional two years at the option of the counterparty and now expire in July 2003. The difference paid or received on the swap transactions is recorded as an accrued lease liability and is recognized in leasing expense. We recognize the unrealized gain or loss related to the change in the fair value of these interest rate swaps in the statement of income because we decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At September 30, 2002, $6,320,000 was recorded in accrued liabilities related to the fair value adjustment related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income.

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

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. At September 30, 2002, $11,213,000 was included in accrued current liabilities and $11,725,000 in other long-term liabilities with respect to the fair value adjustment related to these three swaps.

The counterparty to all of our interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty.

In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. We have renegotiated ten out of eleven of our agreements in Argentina and expect to renegotiate the remaining agreement before the end of the fourth quarter. As a result of these negotiations, we received approximately $10.3 million in partial reimbursements and expect to receive approximately $1.5 million during the remainder of 2002 and early 2003. We recorded $1.3 million of these partial reimbursements in translation expense and $9.0 in revenues from international rentals.

For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and EBITDAR, before allocation of corporate sales, general and administrative expenses. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina may be adversely affected which could result in reductions in Hanover's net income.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, amortization of goodwill over an estimated useful life will be discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 became effective for Hanover on January 1, 2002. For the three and nine months ended September 30, 2001, our goodwill amortization was approximately $2.5 million and $7.9 million. The transition provisions of SFAS 142 required us to identify our reporting units and perform an initial impairment assessment of the goodwill attributable to each reporting unit as of January 1, 2002. We performed our initial impairment assessment and determined that our reporting units are the same as our business segments and that no impairment existed as of January 1, 2002. However, due to a downturn in our business and changes in the business environment in which we operate, we completed an additional impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, we recorded an estimated $47,500,000 impairment of goodwill attributable to our production and processing equipment fabrication business. The second step of the impairment test required us to allocate the fair value of the reporting unit to the production and processing equipment businesses' assets. We performed the second step of the goodwill impairment test in the third quarter of 2002 and determined that no adjustment to the impairment, recorded in the second quarter, was required. The fair value of reporting units was estimated using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales.

The table below presents the carrying amount of goodwill (in thousands):

                                                                 Balance
                                                           September 30, 2002
                                                           ------------------

Domestic rentals.........................................      $ 94,148
International rentals....................................        34,033
Parts, service and used equipment........................        53,081
Compressor fabrication...................................        19,176
                                                               --------
Total....................................................      $200,438
                                                               --------

The table below presents Hanover's results as if goodwill had not been amortized (in thousands except per share amounts):

                                                                            Three Months Ended    Nine Months Ended
                                                                            September 30, 2001    September 30, 2001
                                                                            ------------------    ------------------
Net income as reported...................................................        $19,848               $60,409
Goodwill amortization, net of tax benefit................................          1,930                 6,038
                                                                                 -------               -------
Adjusted net income                                                              $21,778               $66,447
                                                                                 =======               =======

Earnings per common share--basic..........................................         $0.30                 $0.95
Earnings per common share--diluted........................................         $0.28                 $0.88


                                                                               Year Ended December 31,
                                                                      2001              2000              1999
                                                                      ----              ----              ----
                                                                   (restated)        (restated)        (restated)
Net income as reported....................................          $72,413           $49,639             $38,455
Goodwill amortization, net of tax benefit.................            8,846             4,280               1,908
                                                                    -------           -------             -------
Adjusted net income                                                 $81,259           $53,919             $40,363
                                                                    =======           =======             =======

Earnings per common share--basic...........................           $1.12             $0.87               $0.71
Earnings per common share--diluted.........................           $1.05             $0.81               $0.66


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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions of SFAS 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS 144 is effective for Hanover beginning after January 1, 2002. We have adopted the new standard, which had no material effect on our consolidated results of operations, cash flows or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate and foreign currency risk. We periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At September 30, 2002, the fair market value of these interest rate swaps excluding the portion included in accrued leasing was a liability of approximately $29.3 million, of which $17.6 million was recorded in accrued liabilities and $11.7 million in other long-term liabilities. We are party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (in thousands):

                                                               Fair Value of the
                     Company Pays           Notional                Swap at
Maturity Date         Fixed Rate             Amount           September 30, 2002
-------------        ------------           --------          ------------------

 7/21/2003                5.5100%            $75,000               ($2,351)
 7/21/2003                5.5600%           $125,000               ($3,969)
 3/11/2005                5.2550%           $100,000               ($7,169)
 3/11/2005                5.2725%           $100,000               ($7,213)
10/26/2005                5.3975%           $100,000               ($8,557)

We are exposed to interest rate risk on borrowings under our floating rate revolving credit facility. At September 30, 2002, $193 million was outstanding bearing interest at a weighted average effective rate of 3.6% per annum. Assuming a hypothetical 10% increase in weighted average interest rate from those in effect at September 30, 2002, the increase in annual interest expense for advances under this facility would be approximately $0.7 million. At September 30, 2002, we are exposed to variable rental rates on the equipment leases we entered into in June 1999 and October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at quarter end, the increase in leasing expense for the next twelve months on these equipment leases would be approximately $1.7 million. We do not currently use derivative financial instruments to mitigate foreign currency risk, however, we may consider the use of such instruments because of recent events in Argentina and Venezuela.

In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers as mandated by the Argentine government. As a result of these negotiations, we received approximately $10.3 million in partial reimbursements of which $9.0 million are recorded in revenue, and expect to receive approximately $1.5 million during the remainder of 2002 and early 2003. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and EBITDAR, before allocation of corporate sales, general and administrative expense. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina may be adversely affected which could result in reductions in our net income.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within 90 days before the filing of this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

      . the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

      . the Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. Under the direction of our new President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Senior Vice President and General Counsel, we are in the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: internal audit; reconciliation of intercompany accounts; approval of capital expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under operating lease agreements; integration of acquired businesses and assets (including integration of certain of financial and accounting systems related thereto); and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in both the legal and accounting/finance areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation referenced in paragraphs 5 and 6 of the Certifications of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer which appear immediately following the signature page of this report.

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

Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. The derivative actions in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002. Motions are currently pending for appointment of lead counsel in the consolidated derivative actions in the Southern District of Texas. The pending derivative lawsuits are:


-------------------- -------------------------------------- --------------- --------------------------  ----------------
                                                             Civil Action
     Plaintiff                    Defendants                      No.                 Court             Date Instituted
-------------------- -------------------------------------- --------------- --------------------------  ---------------
Harbor Finance       Michael J. McGhan, William S.            H-02-0761      United States District       03/01/02
Partners,            Goldberg, Ted Collins, Jr., Robert                      Court for the Southern
derivatively on      R. Furgason, Melvyn N. Klein,                           District of Texas
behalf of Hanover    Michael A. O'Connor, Alvin V.
Compressor Company   Shoemaker, Defendants and Hanover
                     Compressor Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------

Roger Koch,          Michael A. O'Connor, William S.          H-02-1332      United States District       4/10/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                      Court for the Southern
Behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                     District of Texas
Compressor Company   R. Furgason, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,           Consolidated
                     Gordon T. Hall, and I. Jon Brumley,      with H-02-0761
                     Defendants and Hanover Compressor        on 8/19/02
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
Henry Carranza,      Michael A. O'Connor, William S.          H-02-1430      United States District       4/18/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                      Court for the Southern
behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                     District of Texas
Compressor Company   R. Furgason, Rene J. Huck, Alvin V.
                     Shoemaker, Victor E. Grijalva,           Consolidated
                     Gordon T. Hall, and I. Jon Brumley,      with H-02-0761
                     Defendants and Hanover Compressor        on 8/19/02
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------

William Steves,      Michael A. O'Connor, William S.          H-02-1527      United States District       4/27/02
derivatively on      Goldberg, Melvyn N. Klein, Michael                      Court for the Southern
behalf of Hanover    J. McGhan, Ted Collins, Jr., Robert                     District of Texas
Compressor Company   R. Furgason, Rene J. Huck, Alvin V.     Consolidated
                     Shoemaker, Victor E. Grijalva,          with H-02-0761
                     Gordon T. Hall, and I. Jon Brumley,     on 8/19/02
                     Defendants and Hanover Compressor
                     Company, Nominal Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------
John B. Hensley,     Michael J. McGhan, William S.            H-02-2994      270th Judicial District,      6/20/02
Jr., derivatively    Goldberg, Michael O'Connor, Ted Collins,                Harris County, Texas;
on behalf of         Jr., Alvin Shoemaker, Robert R. Furgason,               removed to the United
Hanover Compressor   Melvyn N. Klein, Charles D. Erwin,                      States District Court
Company              and PricewaterhouseCoopers LLP,         Consolidated    for the Southern
                     Defendants and Hanover Compressor      with H-02-0761   District of Texas on
                     Company, Nominal Defendant             as of 08/26/02   August 9, 2002
-------------------- -------------------------------------- --------------- -------------------------- -------------

Coffelt Family,      Michael A. O'Connor, Michael J.           19410-NC      Court of Chancery        02/15/02
LLC                  McGhan, William S. Goldberg, Ted..                      for the State of
                     Collins, Jr., Melvyn N. Klein, Alvin                    Delaware in and for
                     V. Shoemaker, and Robert R.                             New Castle County
                     Furgason, Defendants and
                     Hanover Compressor Company, Nominal
                     Defendant
-------------------- -------------------------------------- --------------- -------------------------- -------------

These derivative lawsuits, which were filed by certain of our shareholders against our Board of Directors purportedly on behalf of the Company, allege, among other things, that directors breached their fiduciary duties to shareholders and seek unspecified amounts of damages, interest and costs, including legal fees. The Board of Directors has formed a Special Litigation Committee to address the issues raised by the derivative suits. Subject to the work of that Committee and its instructions, we intend to defend these cases vigorously.

The putative class action securities lawsuit and the derivative lawsuits are at an early stage. Consequently, it is premature at this time to predict liability or to estimate damages, or the range of damages, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

On November 14, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation relating to the matters involved in restatements announced by the Company. We are cooperating fully with the Fort Worth District Office staff of the Securities and Exchange Commission. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are involved in various other legal proceedings that are considered to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 5. Other

Contemporaneous with the filing of this Form 10-Q for the quarterly period ended September 30, 2002, we have provided to the Securities and Exchange Commission the Certifications of the chief executive officer and the chief financial officer pursuant to 18 U.S.C. Section 1359, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6:  Exhibits and reports on Form 8-K

       (a)  Exhibits

       10.79      Employment Letter with Chad Deaton dated August 19, 2002.

       (b)  Reports submitted on Form 8-K:

       1. A report on Form 8-K was filed on July 31, 2002, which reported under the caption "Item 5 - Other Events" the resignation of William S. Goldberg as a Director effective August 31, 2002. The date of such report (the date of the earliest event reported) was July 31, 2002.

       2. A report on Form 8-K was filed on August 2, 2002, which reported under the caption "Item 5 - Other Events" the resignations of Chief Executive Officer Michael J. McGhan and Chief Operating Officer Charles D. Erwin and the appointment of Victor E. Grijalva as interim Chief Executive Officer. The date of such report (the date of the earliest event reported) was August 2, 2002.

       3. A report on Form 8-K was filed on August 6, 2002, which reported under the caption "Item 5 - Other Events" the Company's financial results for the second quarter ended June 30, 2002. This report also included a consolidated income statement for the quarter ended June 30, 2002. The date of such report (the date of the earliest event reported) was August 6, 2002.

       4. A report on Form 8-K was filed on August 21, 2002, which reported under the caption "Item 5 - Other Events" the election of Chad Deaton as President, Chief Executive Officer and Director of the Company effective August 20, 2002. The date of such report (the date of the earliest event reported) was August 21, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

Date: November 14, 2002

By: /s/ Chad C. Deaton
-----------------------------------
    Chad C. Deaton
    President and Chief Executive Officer

Date: November 14, 2002

By: /s/ John E. Jackson
----------------------------------
    John E. Jackson
    Senior Vice President and Chief Financial Officer

                                  Certification

I, Chad C. Deaton, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hanover Compressor Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        November 14, 2002

By: /s/ Chad C. Deaton
    ----------------------------------------------
    Name:    Chad C. Deaton
    Title:   President and Chief Executive Officer
             (Principal Executive Officer)

                                  Certification

     I, John E. Jackson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hanover Compressor Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:    November 14, 2002

     By:    /s/ John E. Jackson
          ----------------------------------------
     Name:    John E. Jackson
     Title:   Senior Vice President and
              Chief Financial Officer (Principal
              Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------

10.79           10.79 Employment Letter with Chad Deaton dated August 19, 2002.