Form 10-K/A
period 2001-12-31
HANOVER COMPRESSOR CO /
filed 2002-11-21
CIK 909413

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------

                                 Form 10-K/A-2

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

                      Documents Incorporated by Reference

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 14, 2002 (filed on April 22, 2002) are incorporated by reference into Part III, as indicated herein.

   The Index to Exhibits is on page 42.
================================================================================

                               EXPLANATORY NOTE

   Hanover Compressor Company (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2001 in order to restate the Consolidated Financial Statements and make appropriate conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In April 2002, the Company restated its financial statements based upon an investigation that was conducted by counsel under the direction of the Audit Committee. The net effect of this restatement was as follows: (i) a decrease in revenues of $37.7 million, from $603.8 million to $566.1 million; (ii) a decrease in income before taxes of $12.0 million, from $93.5 million to $81.5 million; (iii) a decrease in net income of $7.5 million, from $58.7 million to $51.2 million; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted for the year ended December 31, 2000. While the Company did not believe any additional matters would require restatement when it made its April 2002 restatement, and although the amounts involved in the November 2002 restatement are small in the context of the Company's overall revenues and net income, additional information came to light as part of the investigation conducted by a special committee of the board since the April 2002 restatement that made the November 2002 restatement appropriate under the circumstances.

   Subsequent to the April 2002 restatement, a special committee of the Board of Directors together with the Audit Committee of the Board and company management, aided by outside legal counsel, recently completed an extensive investigation of certain transactions recorded during 2001, 2000 and 1999, including those transactions restated by the Company in April 2002. As a result of this investigation, the Company determined, with the concurrence of its independent auditors, to restate its 2001, 2000 and 1999 financial statements for several transactions, including one that was the subject of the April 2002 restatement. The net effect of this restatement for the year ended December 31, 2001 was as follows: (i) a decrease in revenues of $7.5 million, from $1,078.2 million to $1,070.7 million; (ii) a decrease in income before income taxes of $0.4 million, from $117.4 million to $117.0 million; (iii) a decrease in net income of $0.2 million, from $72.6 million to $72.4 million; and (iv) a decrease in diluted earnings per common share of $0.01. The net effect of this restatement for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $3.3 million, from $566.1 million to $562.8 million; (ii) a decrease in income before income taxes of $2.5 million, from $81.5 million to $79.0 million; (iii) a decrease in net income of $1.6 million, from $51.2 million to $49.6 million; and (iv) a decrease in earnings per common share of $0.03 basic and $0.02 diluted. The net effect of this restatement for the year ended December 31, 1999 was as follows: (i) a decrease in revenues of $5.1 million, from $323.2 million to $318.1 million; (ii) a decrease in income before income taxes of $3.1 million, from $63.6 million to $60.5 million; (iii) a decrease in net income of $1.9 million, from $40.4 million to $38.5 million; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted. For additional detail concerning the transactions involved in the restatements and their impact on the Consolidated Financial Statements, see Notes 20 and 21 of the Notes to Consolidated Financial Statements.

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

  . legislative changes in the various countries in which Hanover does business; and

  . adverse results in shareholder or other litigation or regulator proceedings.

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

Recent Events--Acquisitions

Year Ended December 31, 2001

   In August 2001, we acquired 100% of the issued and outstanding shares of the Production Operators Corporation natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761 million in cash, Hanover common stock and indebtedness, subject to certain post-closing adjustments which have resulted in an increase in the purchase price to approximately $771 million due to an increase in net assets acquired. Under the terms of the definitive agreement, Schlumberger received approximately $270 million in cash (excluding the amounts paid for the increase in net assets), $150 million in a long-term subordinated note and approximately 8,708,000 Hanover common shares, or approximately 11% of the outstanding shares of Hanover common stock, which are required to be held by Schlumberger for at least three years following the closing date.

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

   In July 2000, we purchased the assets of Rino Equipment, Inc. and K&K Compression, Ltd. for approximately $15.7 million in cash and 54,810 shares of Hanover common stock valued at $2.0 million.

   In July 2000, we purchased the common stock of Compression Components Corporation for approximately $8.0 million in cash and 27,405 shares of Hanover common stock valued at $1.0 million.

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

   The advent of rental and contract compression roughly 40 years ago made it possible for natural gas producers, transporters and processors to improve the efficiency and financial performance of their operations. Compressors leased from specialists generally have a higher rate of mechanical reliability and typically generate greater productivity than those owned by oil and gas operators. Furthermore, because compression needs of a well change over time, outsourcing of compression equipment enables an oil and gas producer to better match variable compression requirements to the production needs throughout the life of the well. Also, certain major domestic oil companies are seeking to streamline their operations and reduce their capital expenditures and other costs. To this end, they have sold certain domestic energy reserves to independent energy producers and are outsourcing facets of their operations. We believe that such initiatives are likely to contribute to increased rental of compressor equipment.

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

  Business Segments

   Our revenues and income are derived from five business segments (comprising four operating divisions): (a)domestic compression rentals; (b)international compression rentals; (c)parts, service and used equipment; (d)compressor fabrication; and (e)production and processing equipment fabrication. The domestic and international compression rentals segments have operations primarily in the United States, Canada and South America. For financial data relating to the Company's segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 23 to the Notes to the Consolidated Financial Statements.

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

  Oil and Gas Production Equipment

   Through our divisions doing business as Hanover Smith and Hanover Applied Process Solutions, Inc., we design, engineer, fabricate and either sell or occasionally rent a broad range of oil and gas production equipment designed to heat, separate, dehydrate and measure crude oil and natural gas. Our product line includes line heaters, oil and gas separators, glycol dehydration units and skid-mounted production packages designed for both onshore and offshore production facilities. We generally maintain standard product inventories in excess of $5 million and are therefore able to meet most customers' rapid response requirements and minimize customer downtime. As of December 31, 2001, we had a production equipment fabrication backlog of $38.9 million compared to $47.1 million as of December 31, 2000. We believe that the decrease in backlog is attributable to weaker market conditions, which have been impacted by the price of natural gas and a contraction of capital spending/investing in the in the wake of the September 11, 2001 terrorist attacks and the Enron bankruptcy. In addition, backlog has decreased due to our decision to focus on standardized products that historically deliver higher margins and are usually sold out of production stock. Substantially all backlog is expected to be produced within a 90 to 180 day period. We also purchase and recondition used production equipment which is then sold or rented.

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

   As part of our acquisition of the gas compression business of Schlumberger, we acquired minority interests in three joint ventures in South America. As a minority investor in these joint ventures, we will not be able to control their operations and activities, including without limitation, whether and when they distribute cash or property to their holders. For financial data relating to the Company's geographic concentrations, see Note 23 to the Notes to the Consolidated Financial Statements.

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

        Plaintiff               Defendants          Civil Action No.             Court          Date Instituted
------------------------- ---------------------- ----------------------- ---------------------- ---------------
Harbor Finance Partners,  Michael J. McGhan,            H-02-0761        United States District    03/01/02
derivatively on behalf of William S. Goldberg,                           Court for the Southern
Hanover Compressor        Ted Collins, Jr.,                              District of Texas
Company                   Robert R. Furgason,
                          Melvyn N. Klein,
                          Michael A. O'Connor,
                          Alvin V. Shoemaker,
                          Defendants and Hanover
                          Compressor Company,
                          Nominal Defendant

Roger Koch,               Michael A. O'Connor,          H-02-1332        United States District    4/10/02
derivatively on Behalf of William S. Goldberg,                           Court for the Southern
Hanover Compressor        Melvyn N. Klein,       Consolidated with H-02- District of Texas
Company                   Michael J. McGhan,         0761 on 8/19/02
                          Ted Collins, Jr.,
                          Robert R. Furgason,
                          Rene J. Huck,
                          Alvin V. Shoemaker,
                          Victor E. Grijalva,
                          Gordon T. Hall,
                          I. Jon Brumley,
                          Defendants and Hanover
                          Compressor Company,
                          Nominal Defendant

Henry Carranza,           Michael A. O'Connor,          H-02-1430        United States District    4/18/02
derivatively on           William S. Goldberg,                           Court for the Southern
behalf of Hanover         Melvyn N. Klein,       Consolidated with H-02- District of Texas
Compressor Company        Michael J. McGhan,         0761 on 8/19/02
                          Ted Collins, Jr.,
                          Robert R. Furgason,
                          Rene J. Huck,
                          Alvin V. Shoemaker,
                          Victor E. Grijalva,
                          Gordon T. Hall,
                          I. Jon Brumley,
                          Defendants and Hanover
                          Compressor Company,
                          Nominal Defendant

    Plaintiff            Defendants           Civil Action No.               Court           Date Instituted
------------------ ----------------------- ----------------------- ------------------------- ---------------
William Steves,    Michael A. O'Connor,           H-02-1527        United States District       4/27/02
derivatively on    William S. Goldberg,                            Court for the Southern
behalf of Hanover  Melvyn N. Klein,        Consolidated with H-02- District of Texas
Compressor Company Michael J. McGhan,          0761 on 8/19/02
                   Ted Collins, Jr.,
                   Robert R. Furgason,
                   Rene J. Huck,
                   Alvin V. Shoemaker,
                   Victor E. Grijalva,
                   Gordon T. Hall,
                   I. Jon Brumley,
                   Defendants and Hanover
                   Compressor Company,
                   Nominal Defendant

John B. Hensley,   Michael J. McGhan,             H-02-2994        270th Judicial District,     6/20/02
Jr., derivatively  William S. Goldberg,                            Harris County, Texas;
on behalf of       Michael A. O'Connor,    Consolidated with H-02- removed to the United
Hanover Compressor Ted Collins, Jr.,           0761 on 8/26/02     States District Court
Company            Alvin Shoemaker,                                for the Southern
                   Robert R. Furgason,                             District of Texas on
                   Melvyn N. Klein,                                August 9, 2002
                   Charles D. Erwin, and
                   PricewaterhouseCoopers
                   LLP, Defendants and
                   Hanover Compressor
                   Company, Nominal
                   Defendant

Coffelt Family,    Michael A. O'Conner,           19410-NC         Court of Chancery for the    02/15/02
LLC, derivatively  Michael J. McGhan,                              State of Delaware in and
on behalf of       William S. Goldberg,                            for New Castle County
Hanover Compressor Ted Collins, Jr.,
Company            Melvyn N. Klein,
                   Alvin V. Shoemaker,
                   and Robert R. Furgason,
                   Defendants and Hanover
                   Compressor Company,
                   Nominal Defendant

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

   The putative class action securities lawsuit and the derivative lawsuits are at an early stage. Consequently, it is premature at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

   On November 14, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation relating to the matters involved in the restatements of our financial results. We are cooperating fully with the Fort Worth District Office staff of the Securities and Exchange Commission. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

                                                                                       Year Ended December 31,
                                                                         ---------------------------------------------------
                                                                          2001(2)    2000(1)(2)  1999(2)     1998     1997
                                                                         ----------  ---------- ---------- -------- --------
                                                                         (Restated)  (Restated) (Restated)
Income Statement Data:
   Revenues:
      Rentals........................................................... $  400,776   $253,837   $192,655  $147,609 $100,685
      Parts, service and used equipment.................................    244,040    129,366     39,130    29,538   10,808
      Compressor fabrication............................................    223,519     90,270     52,531    67,453   49,764
      Production and processing equipment fabrication...................    184,040     79,121     27,255    37,466   37,052
      Equity in income of non-consolidated affiliates...................      9,350      3,518      1,188     1,369
      Gain on change in interest in non-consolidated affiliate..........                   864
      Other.............................................................      8,972      5,810      5,371     2,916    1,084
                                                                         ----------   --------   --------  -------- --------
         Total revenues (3).............................................  1,070,697    562,786    318,130   286,351  199,393
                                                                         ----------   --------   --------  -------- --------
   Expenses:
      Rentals...........................................................    140,998     87,992     64,949    49,386   35,113
      Parts, service and used equipment.................................    166,837     88,294     26,504    21,735    6,955
      Compressor fabrication............................................    188,122     76,754     43,663    58,144   41,584
      Production and processing equipment fabrication...................    147,824     62,684     20,278    25,781   26,375
      Selling, general and administrative...............................    100,980     54,632     33,782    26,626   21,514
      Depreciation and amortization.....................................     90,560     52,882     37,337    37,154   28,439
      Leasing expense...................................................     70,435     45,484     22,090     6,173
      Interest expense..................................................     17,540      8,685      8,786    11,716   10,728
      Foreign currency translation......................................      6,658
      Distributions on mandatorily redeemable convertible preferred
       securities.......................................................      6,373      6,369        278
      Other ............................................................     17,323
                                                                         ----------   --------   --------  -------- --------
         Total expenses.................................................    953,650    483,776    257,667   236,715  170,708
                                                                         ----------   --------   --------  -------- --------
Income before income taxes..............................................    117,047     79,010     60,463    49,636   28,685
Provision for income taxes..............................................     44,470     29,371     22,008    19,259   11,043
                                                                         ----------   --------   --------  -------- --------
Net income before cumulative effect of accounting change................     72,577     49,639     38,455    30,377   17,642
   Cumulative effect of accounting change for derivative instruments,
    net of tax..........................................................       (164)
                                                                         ----------   --------   --------  -------- --------
Net income..............................................................     72,413     49,639     38,455    30,377   17,642
Other comprehensive (loss) income, net of tax:
   Change in fair value of derivative financial instruments.............     (6,073)
   Foreign currency translation adjustment..............................        (27)      (146)      (463)      152
                                                                         ----------   --------   --------  -------- --------
Comprehensive income.................................................... $   66,313   $ 49,493   $ 37,992  $ 30,529 $ 17,642
                                                                         ==========   ========   ========  ======== ========
Diluted net income available to common stockholders:
   Net income before cumulative effect of accounting change............. $   72,577   $ 49,639   $ 38,455  $ 30,377 $ 17,642
   Distributions on mandatorily redeemable convertible preferred
    securities, net of income tax.......................................      4,142
   Cumulative effect of accounting change for derivative instruments,
    net of tax..........................................................       (164)
                                                                         ----------   --------   --------  -------- --------
Diluted net income available to common stockholders..................... $   76,555   $ 49,639   $ 38,455  $ 30,377 $ 17,642
                                                                         ==========   ========   ========  ======== ========
Earnings per common share:
   Basic(4)............................................................. $     1.00   $   0.80   $   0.67  $   0.53 $   0.34
                                                                         ==========   ========   ========  ======== ========
   Diluted(4)........................................................... $     0.94   $   0.75   $   0.63  $   0.50 $   0.32
                                                                         ==========   ========   ========  ======== ========
Weighted average common and common equivalent shares:
   Basic(4).............................................................     72,355     61,831     57,048    56,936   51,246
                                                                         ----------   --------   --------  -------- --------
   Diluted(4)...........................................................     81,175     66,366     61,054    60,182   54,690
                                                                         ----------   --------   --------  -------- --------

                                                                            Year Ended December 31,
                                                             -----------------------------------------------------
                                                              Restated    Restated   Restated
                                                              2001(2)    2000(1)(2)  1999(2)     1998       1997
                                                             ----------  ----------  --------  --------  ---------
Other Data:
   EBITDAR(5)............................................... $  301,955  $  192,430  $128,954  $104,679  $  67,852
Cashflows provided by (used in):
   Operating activities..................................... $  152,774  $   29,746  $ 71,610  $ 31,147  $  32,219
   Investing activities.....................................   (482,277)    (67,481)  (95,502)  (14,699)  (164,490)
   Financing activities.....................................    307,259      77,589    18,218    (9,328)   129,510
Balance Sheet Data (end of period):
   Working capital.......................................... $  275,074  $  282,730  $103,431  $113,264  $  58,027
   Net property, plant and equipment........................  1,151,513     574,703   498,877   392,498    394,070
   Total assets.............................................  2,265,776   1,246,172   753,387   614,590    506,452
   Long-term debt...........................................    504,260     110,935    69,681   156,943    158,838
   Mandatorily redeemable convertible preferred securities..     86,250      86,250    86,250
   Common stockholders' equity..............................  1,039,468     628,947   365,928   315,470    287,028

--------
(1) April 2002 Restatement--In conjunction with a review of our joint ventures and other transactions conducted by counsel under the direction of the Audit Committee, we restated our financial statements for the year ended December 31, 2000. The net effect of the restatement made in April 2002 for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $37.7 million, from $603.8 million to $566.1 million; (ii) a decrease in income before taxes of $12.0 million, from $93.5 million to $81.5 million;
    (iii) a decrease in net income of $7.5 million, from $58.7 million to $51.2 million; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted. See Note 20 of the Notes to Consolidated Financial Statements. See Note 21 of the Notes to Consolidated Financial Statements for information regarding the further restatement of the 2000 Financial Statements.
(2) November 2002 Restatement--Subsequent to the April 2002 restatement, a special committee of the Board of Directors together with the Audit Committee and company management, aided by outside legal counsel, recently completed an extensive investigation of certain transactions recorded during 2001, 2000 and 1999, including those transactions restated by the Company in April 2002. As a result of this investigation, the Company determined, with the concurrence its independent accountants, to restate its financial statements for several transactions, including one that was the subject of the April 2002 restatement. The net effect of this restatement for the year ended December 31, 2001 was as follows: (i) a decrease in revenues of $7.5 million, from $1,078.2 million to $1,070.7 million; (ii) a decrease in income before income taxes of $0.4 million, from $117.4 million to $117.0 million; (iii) a decrease in net income of $0.2 million, from $72.6 million to $72.4 million; and (iv) a decrease in diluted earnings per common share of $0.01. The net effect of this restatement for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $3.3 million, from $566.1 million to $562.8 million; (ii) a decrease in income before taxes of $2.5 million from $81.5 million to $79.0 million; (iii) a decrease in net income of $1.6 million, from $51.2 million to $49.6 million; and (iv) a decrease in earnings per common share of $0.03 basic and $0.02 diluted. The net effect of this restatement for the year ended December 31, 1999 was as follows: (i) a decrease in revenues of $5.1 million, from $323.2 million to $318.1 million; (ii) a decrease in income before income taxes of $3.1 million, from $63.6 million to $60.5 million; (iii) a decrease in net income of $1.9 million, from $40.4 million to $38.5 million; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted. See Notes 20 and 21 of the Notes to Consolidated Financial Statements.
(3) We have grown as a result of internal growth and business combinations. For a description of significant business acquisitions, see Note 2 to the Notes to the Consolidated Financial Statements.
(4) In June 2000, we completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.
(5) EBITDAR consists of the sum of consolidated net income, interest expense, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income tax, and depreciation and amortization. We believe that EBITDAR is a commonly used measure of financial performance for valuing companies in the compression industry. Additionally, since EBITDAR is a basic source of funds not only for growth but to service indebtedness, lenders in the private and public debt markets use EBITDAR as a primary determinant of borrowing capacity. EBITDAR should not be considered as an alternative performance measure prescribed by generally accepted accounting principles.

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

   As of December 31, 2001, we recorded approximately $67 million in goodwill related to the acquisition of POI which, in accordance with the transition provisions of SFAS 142 will not be amortized. In addition, as of December 31, 2001, we recorded $8.2 million in estimated value of identifiable intangible assets. The purchase price was subject to certain post-closing adjustments, a contingent payment of up to $58 million by us to Schlumberger and additional contingent payments by us based on the realization of certain tax benefits by us over the next 15 years.

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

   In addition, in 2002, we determined to restate our financials for the years ended December 31, 2001, 2000 and 1999. Accordingly, revenues, expenses income before taxes, net income and earnings per share have been restated for the years ended December 31, 2001, 2000 and 1999. See Notes 20 and 21 in the Notes to the Consolidated Financial Statements.

   The following table summarizes revenues, expenses and gross profit percentages for each of the our business segments (dollars in millions):

                                                               Year ended December 31,
                                                              --------------------------
                                                              Restated Restated Restated
                                                                2001     2000     1999
                                                              -------- -------- --------
Revenues:
   Rentals--Domestic......................................... $  269.9  $172.5   $136.5
   Rentals--International....................................    130.9    81.3     56.2
   Parts, service and used equipment.........................    244.0   129.4     39.1
   Compressor fabrication....................................    223.5    90.3     52.5
   Production and processing equipment fabrication...........    184.0    79.1     27.3
   Equity in income of non-consolidated affiliates and other.     18.4    10.2      6.5
                                                              --------  ------   ------
       Total................................................. $1,070.7  $562.8   $318.1
                                                              ========  ======   ======
Expenses:
   Rentals--Domestic......................................... $   95.2  $ 60.3   $ 46.2
   Rentals--International....................................     45.8    27.7     18.8
   Parts, service and used equipment.........................    166.8    88.3     26.5
   Compressor fabrication....................................    188.1    76.8     43.7
   Production and processing equipment fabrication...........    147.8    62.7     20.3
                                                              --------  ------   ------
       Total................................................. $  643.7  $315.8   $155.5
                                                              ========  ======   ======
Gross profit percentage:
   Rentals--Domestic.........................................    64.7%   65.0%    66.1%
   Rentals--International....................................    65.0%   66.0%    66.6%
   Parts, service and used equipment.........................    31.6%   31.7%    32.3%
   Compressor fabrication....................................    15.8%   15.0%    16.9%
   Production and processing equipment fabrication...........    19.7%   20.8%    25.6%

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues

   Our total revenues increased by $507.9 million, or 90%, to $1,070.7 million during the year ended December 31, 2001 from $562.8 million during 2000. The increase in revenues resulted from growth in horsepower of our natural gas compressor rental fleet, organic growth in our fabrication business and outsourcing businesses, which includes compression, gas treating, process measurement and power generation, as well as growth due to business acquisitions completed in 2001 and 2000.

   Revenues from rentals increased by $147.0 million, or 58%, to $400.8 million during 2001 from $253.8 million during 2000. Domestic revenues from rentals increased by $97.4 million, or 56%, to $269.9 million during 2001 from $172.5 million during 2000. International rental revenues increased by $49.6 million, or 61%, to $130.9 million during 2001 from $81.3 million during 2000. The increase in both domestic and international rental revenue resulted from expansion of our rental fleet and business acquisitions completed in 2001 and 2000. At December 31, 2001, the compressor rental fleet consisted of approximately 3,477,000 horsepower, a 62% increase over the 2,151,000 horsepower in the rental fleet at December 31, 2000. Domestically, the rental fleet increased by 955,000 horsepower, or 55%, during 2001 and internationally by 371,000 horsepower, or 90%.

   Revenue from parts, service and used equipment increased by $114.6 million, or 89% to $244.0 million during 2001 from $129.4 million during 2000. This increase is due in part to an increase in our marketing focus for this business segment, as well as expansion of business activities through acquisitions. Approximately 48% of the increase in parts, service and used equipment revenues resulted from business acquisitions. Revenues from compressor fabrication increased by $133.2 million, or 148%, to $223.5 million during 2001 from $90.3 million during 2000. Approximately 47% of this increase is due to the acquisition of Dresser-Rand Company's compression service division in September 2000 and POI Acquisition in August 2001. During 2001, an aggregate of approximately 366,000 horsepower of compression equipment was fabricated and sold compared to approximately 166,000 horsepower fabricated and sold during 2000. In addition, 220,000 horsepower was fabricated and placed in the rental fleet during 2001 compared to 168,000 horsepower in 2000.

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

   Operating expenses of our parts, service and used equipment segment increased by $78.5 million, or 89% to $166.8 million, during 2001, compared to $88.3 million in 2000, which relates to the 89% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 32% during 2001 and 2000. Operating expenses of compressor fabrication increased by $111.3 million, or 145%, to $188.1 million during 2001 from $76.8 million during 2000, commensurate with the increase in compressor fabrication revenue. The gross profit margin on compression fabrication was 16% during 2001 and 15% during 2000. The operating expenses attributable to production equipment fabrication increased by $85.1 million, or 136%, to $147.8 million during 2001 from $62.7 million during 2000. The gross profit margin attributable to production and processing equipment fabrication was 20% during 2001 and 21% during 2000.

   Selling, general and administrative expenses increased $46.4 million, or 85%, to $101.0 million during 2001 from $54.6 million during 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with business acquisitions completed during 2001 and 2000 as well as increased activity in the our business segments.

   We believe that earnings before interest, leasing expense, distributions on mandatorily redeemable convertible preferred securities, income taxes, depreciation and amortization (EBITDAR) is a commonly used measure of financial performance and for valuing companies in the compression industry. EBITDAR is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be. Additionally, since EBITDAR is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDAR as a primary determinant of borrowing capacity. EBITDAR for the year ended December 31, 2001 increased 57% to $302.0 million from $192.4 million for the year ended December 31, 2000 primarily due to the increase in our revenue for reasons previously discussed. EBITDAR should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

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

   After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a 15 year depreciable life. Our new estimated lives are based upon the different types of compressors presently in our rental fleet rather than a blanket life applied to all compressors, and more accurately reflects the economic lives of the compressors. The effect of this change in estimate on the year ended December 31, 2001 was a decrease in depreciation expense of approximately $5 million and an increase in net income of approximately $3.1 million ($0.04 per share). We anticipate this change in estimated useful life will reduce future depreciation expense, based on our current depreciable assets, by approximately $14 million per year.

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

   Other expenses during 2001 was $17.3 million, which included a $2.7 million bridge loan commitment fee associated with Hanover's recent acquisition of POI, a $5.0 million write down of an investment in Aurion Technologies, Inc., a $1.0 million litigation settlement, $7.6 million from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see Note 18 in Notes to the Consolidated Financial Statements) and $1.0 million in other non-operating expenses.

Income Taxes

   The provision for income taxes increased by $15.1 million, or 51%, to $44.5 million during 2001 from $29.4 million during 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during 2001 and 2000 were 38.0% and 37.2%, respectively.

Net Income

   Net income increased $22.8 million, or 46%, to $72.4 million during 2001 from $49.6 million during 2000 due to the increase in revenues and gross profits discussed above.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

   Our total revenues increased by $244.7 million, or 77%, to $562.8 million during 2000 from $318.1 million during 1999. The increase resulted from growth of our natural gas compressor rental fleet and business acquisitions completed during 2000.

   Revenues from rentals increased by $61.1 million, or 32%, to $253.8 million during 2000 from $192.7 million during 1999. Domestic revenues from rentals increased by $36.0 million, or 26%, to $172.5 million during 2000 from $136.5 million during 1999. International revenues from rentals increased by $25.1 million, or 45%, to $81.3 million during 2000 from $56.2 million during 1999. At December 31, 2000, the compressor rental fleet consisted of approximately 2,151,000 horsepower, a 48% increase over the 1,458,000 horsepower in the rental fleet at December 31, 1999. Domestically, the rental fleet increased by 560,000 horsepower, or 47%, during 2000 and internationally by 133,000 horsepower, or 48%. The increase in both domestic and international rental revenues resulted primarily from expansion of our rental fleet.

   Revenues from parts, service and used equipment increased by $90.3 million, or 231%, to $129.4 million during 2000 from $39.1 million during 1999. This increase is due primarily to increased marketing focus and partially from expansion of business activities through recent acquisitions. Approximately 28% of the increase in parts, service and used equipment revenues resulted from business acquisitions. Revenues from compressor fabrication increased by $37.8 million, or 72%, to $90.3 million during 2000 from $52.5 million during 1999. An aggregate of 166,000 horsepower was sold during 2000. In addition, 168,000 horsepower was fabricated and placed in the rental fleet during 2000. The increase in horsepower produced during 2000 resulted from an increased demand for compression equipment due to higher natural gas prices. The average wellhead natural gas price increased from $2.19 per mcf in 1999 to $3.69 per mcf for 2000.

   Revenues from production and processing equipment fabrication increased by $51.8 million, or 190%, to $79.1 million during 2000 from $27.3 million during 1999. The increase in revenues from production equipment fabrication is due primarily to the acquisition of Applied Process Solutions Inc. in June 2000.

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

   Operating expenses of our parts, service and used equipment segment increased $61.8 million, or 233%, to $88.3 million during 2000 from $26.5 million during 1999, which relates to the 231% increase in parts and service revenue. The gross profit percentage from parts, service and used equipment was 32% during 2000 and 1999. Operating expenses of compressor fabrication increased by $33.1 million, or 76%, to $76.8 million from $43.7 million during 1999. The gross profit margin on compression fabrication was 15% during 2000 and 17% during 1999. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company. Production and processing equipment fabrication operating expenses increased by $42.4 million, or 209%, during 2000 to $62.7 million from $20.3 million during 1999. The gross profit margin attributable to production and processing equipment fabrication decreased to 21% during 2000, from 26% during 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of Applied Process Solutions, Inc. in June 2000, which has lower gross margins than we had historically experienced.

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

Income Taxes

   The provision for income taxes increased by $7.4 million, or 34%, to $29.4 million during 2000 from $22.0 million during 1999. The increase resulted primarily from the corresponding increase in income before taxes. Our effective income tax rate was approximately 37.2% during 2000 and 36.4% during 1999.

Net Income and Earnings Per Share

   Net income increased $11.1 million, or 29%, to $49.6 million for 2000 from $38.5 million in 1999 for the reasons discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

   Our cash balance amounted to $23.2 million at December 31, 2001 compared to $45.5 million at December 31, 2000. Primary sources of cash during the year ended December 31, 2001 were net proceeds of $185.5 million from the issuance of 4.75% convertible senior notes due 2008, $83.9 million through our public offering of 2,500,000 shares of common stock, $550 million from two sale-leaseback transactions, $54.5 million from borrowings under our bank credit facility and operating cash flows of $152.8 million. Principal uses of cash during the year ended December 31, 2001 were capital expenditures of $660.1 million (including $200 million used to exercise our purchase option under our 1998 operating lease) and business acquisitions of $386.1 million.

   Working capital decreased to $275.1 million at December 31, 2001 from $282.7 million at December 31, 2000, primarily as a result of the $58 million liability to Schlumberger which is expected to be paid in 2002 and is included in accrued liabilities. Excluding the $58 million accrued business acquisition payment liability, working capital would have increased by $50.4 million. This increase was due to increases in accounts receivables, inventories and costs in excess of billings, which resulted from increased levels of activity in our lines of business compared to 2000 as well as from acquisitions. The increases were partially offset by an increase in current liabilities.

   We invested $1,066.4 million in property, plant and equipment in 2001 (before the impact of sale and leaseback transactions). During 2001, we added approximately 1,326,000 horsepower to the rental fleet. At December 31, 2001, the compressor rental fleet consisted of 2,696,000 horsepower domestically and 781,000 horsepower in the international rental fleet.

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

   We are in compliance with all covenants or other requirements set forth in our bank credit facility and indentures. Further, we do not have any rating downgrade provisions that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding. As of December 31, 2001, our debt to capitalization ratio, including the residual value guarantees under our operating leases, was 1.34 to 1 and our book debt to capitalization ratio, excluding operating leases, was .49 to 1.

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

   Effective January 2001,we agreed to provide certain facilitation services to Belleli Energy SRL ("Belleli"), a fabrication company based in Italy. In connection with this arrangement, we agreed to provide Belleli with project financing including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under this arrangement, Belleli must present each project to us which we may approve at our sole discretion. Under a separate agreement with Belleli, we have issued letters of credit on Belleli's behalf totaling approximately $11.1 million at December 31, 2001. In July 2001, the Company acquired a 20% interest in Belleli.

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

   On January 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which were outstanding at December 31, 2001 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively.
These swaps were to expire in July 2001, however, they were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recorded as an accrued lease liability and is recognized in leasing expense. These swap transactions expire in July 2003. On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During 2001, we recognized an additional unrealized loss of approximately $7.6 million related to the change in the fair value of these interest rate swaps in other expense in the statement of income because these swaps did not meet the specific hedge criteria as a result of the counterparty's option to extend the interest rate swaps. Further, management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At December 31, 2001, we recorded $5.7 million in accrued liabilities and $2.2 million in other long-term liabilities related to the fair value adjustment with respect to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income. During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

                                       Maturity Strike    Notional
                      Lease              Date    Rate      Amount
                      -----            -------- ------- ------------
            March 2000................ 3/11/05  5.2550% $100,000,000
            August 2000............... 3/11/05  5.2725% $100,000,000
            October 2000.............. 10/26/05 5.3975% $100,000,000

   These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During 2001, we recorded a $6.1 million loss, net of tax in other comprehensive income, $2.6 million in accrued current liabilities and $6.8 million in other long-term liabilities with respect to these three swaps.

   The counterparty to each of the our interest rate swap agreements is a major international financial institution. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty although such non-performance could have a material adverse effect on us.

   In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. We are currently evaluating the full impact of the measures taken by the Argentine government. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 7% of our EBITDAR, before allocation of corporate sales, general and administrative expense. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina may be adversely affected which could result in reductions in Hanover's net income.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   We are exposed to interest rate and foreign currency risk. We periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At December 31, 2001, the fair market value of these interest rate swaps, excluding the portion attributable to and included in accrued leasing was a liability of approximately $17.2 million of which $8.2 million was recorded in accrued liabilities and $9.0 million in other long-term liabilities. We are party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (in thousands):

                                                                                          Fair Value of the
                                                                                               Swap at
       Maturity Date             Company Pays Fixed Rate        Notional Amount           December 31, 2001
       -------------             -----------------------        ---------------           -----------------
         7/21/2003                       5.5100%                   $ 75,000                   ($2,907)
         7/21/2003                       5.5600%                   $125,000                   ($4,942)
         3/11/2005                       5.2550%                   $100,000                   ($2,926)
         3/11/2005                       5.2725%                   $100,000                   ($3,011)
         10/26/2005                      5.3975%                   $100,000                   ($3,406)

   We are exposed to interest rate risk on borrowings under our floating rate revolving credit facility. At December 31, 2001, $157 million was outstanding bearing interest at a weighted average effective rate of 3.89% per annum. Assuming a hypothetical 10% increase in weighted average interest rate from those in effect at December 31, 2001, the increase in annual interest expense for advances under this facility would be approximately $0.6 million. At December 31, 2001, we are exposed to variable rental rates on the equipment leases it entered into in June 1999, October 2000. Assuming a hypothetical 10% increase in interest rates from those in effect at quarter end, the increase in annual leasing expense on these equipment leases would be approximately $1.9 million. We do not currently use derivative financial instruments to mitigate foreign currency risk, although recent economic events in Argentina may motivate us to do so,

   In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. As a result, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. We are currently evaluating the full impact of the measures taken by the Argentine government. For the year ended December 31, 2001, our Argentine operations represented approximately 7% of our revenue and 7% of our EBITDAR, before allocation of corporate sales, general and administrative expense. The economic situation in Argentina is subject to change, and we cannot predict whether the peso will continue to lose value against the dollar or the terms under which we and our customers will be able to renegotiate our contracts. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina may be adversely affected which could result in reductions in Hanover's net income.

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

       Report of Independent Accountants........................ F-1
       Consolidated Balance Sheet............................... F-2
       Consolidated Statement of Income and Comprehensive Income F-3
       Consolidated Statement of Cash Flows..................... F-4, F-5
       Consolidated Statement of Common Stockholders' Equity.... F-6
       Notes to Consolidated Financial Statements............... F-7
       Selected Quarterly Financial Data (unaudited)............ F-44

       2. Financial Statement Schedule

               Schedule II--Valuation and Qualifying Accounts S-1

       3. Exhibits.

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

 21.1   List of Subsidiaries (19) [2.1]

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

(11) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended 2000, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(12) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 18, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(13) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(14) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(15) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(16) Such exhibit previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 17, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.
(17) Such exhibit previously filed as an exhibit to the Company's Registration Statement (File No. 333-73904) on Form S-8, under the exhibit number
     indicated in brackets [      ], and is incorporated by reference.
(18) Such exhibit previously filed as an exhibit to the Company's Registration Statement (File No. 333-54942) on Form S-3, as amended, under the exhibit
     number indicated in brackets [    ], and is incorporated herein by
     reference.
(19) Such exhibit previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, under the exhibit number indicated in brackets [ ], and is incorporated by reference.

       (b)  Reports submitted on Form 8-K.

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

Other

   Contemporaneous with the filing of this Form 10-K/A for the year ended December 31, 2001, we have provided to the Securities and Exchange Commission the Certifications of the chief executive officer and the chief financial officer pursuant to 18 U.S.C. Section 1359, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HANOVER COMPRESSOR COMPANY

                                             By:      /S/  CHAD C. DEATON
                                                  -----------------------------
                                                         Chad C. Deaton
                                                  President and Chief Executive
                                                             Officer

Date: November 21, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                    Date
          ---------                        -----                    ----

     /S/  CHAD C. DEATON       President and Chief Executive  November 21, 2002
-----------------------------    Officer (Principal
       Chad C. Deaton            Executive Officer and
                                 Director)

    /S/  JOHN E. JACKSON       Chief Financial Officer        November 21, 2002
-----------------------------    (Principal Financial and
       John E. Jackson           Accounting Officer)

   /S/  VICTOR E. GRIJALVA     Director                       November 21, 2002
-----------------------------
     Victor E. Grijalva

    /S/  TED COLLINS, JR.      Director                       November 21, 2002
-----------------------------
      Ted Collins, Jr.

   /S/  ROBERT R. FURGASON     Director                       November 21, 2002
-----------------------------
     Robert R. Furgason

    /S/  MELVYN N. KLEIN       Director                       November 21, 2002
-----------------------------
       Melvyn N. Klein

  /s/  MICHAEL A. O'CONNOR     Director                       November 21, 2002
-----------------------------
     Michael A. O'Connor

   /s/  ALVIN V. SHOEMAKER     Director                       November 21, 2002
-----------------------------
     Alvin V. Shoemaker

     /S/  I. JON BRUMLEY       Director                       November 21, 2002
-----------------------------
       I. Jon Brumley

      /S/  GORDON HALL         Director                       November 21, 2002
-----------------------------
         Gordon Hall

       /s/  RENE HUCK          Director                       November 21, 2002
-----------------------------
          Rene Huck

                                Certifications

   I, Chad C. Deaton, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Hanover Compressor Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 21, 2002


By:    /s/  CHAD C. DEATON
       -------------------------
Name:  Chad C. Deaton
Title: President and Chief
         Executive Officer
        (Principal Executive
       Officer)

   I, John E. Jackson, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Hanover Compressor Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 21, 2002


By:    /s/  JOHN E. JACKSON
       -------------------------
Name:  John E. Jackson
Title: Senior Vice President and
       Chief Financial Officer
         (Principal
       Financial and Accounting
         Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hanover Compressor Company

   In our opinion, the accompanying consolidated financial statements listed on the index appearing under Item 14(a)(1) on page 42, present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 18 to the financial statements, the Company changed its method of accounting for derivatives in 2001. As discussed in Notes 20 and 21, the December 31, 2001, 2000 and 1999 consolidated financial statements have been restated for certain revenue recognition matters.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
April 16, 2002, except for Notes 21 and 22 as to which the date is November 18, 2002.

                          HANOVER COMPRESSOR COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                                                      December 31,
                                                                                 ----------------------
                                                                                    2001         2000
                                                                                 ----------   ----------
                                                                                  Restated     Restated
                                                                                  (See Notes 20 and 21)
                                                                                     (in thousands,
                                                                                 except for par value and
                                                                                     share amounts)
                                                ASSETS
Current assets:
   Cash and cash equivalents.................................................... $   23,191   $   45,484
   Accounts receivable, net.....................................................    272,450      221,059
   Inventory....................................................................    215,655      144,692
   Costs and estimated earnings in excess of billings on uncompleted contracts..     59,099       24,976
   Prepaid taxes................................................................     19,990       19,948
   Other current assets.........................................................     24,719       12,384
                                                                                 ----------   ----------
       Total current assets.....................................................    615,104      468,543
Property, plant and equipment, net..............................................  1,151,513      574,703
Goodwill, net...................................................................    242,178      138,673
Intangible and other assets.....................................................     78,653       37,801
Investment in non-consolidated affiliates.......................................    178,328       26,452
                                                                                 ----------   ----------
          Total assets.......................................................... $2,265,776   $1,246,172
                                                                                 ==========   ==========

                              LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt......................................... $    5,553   $    2,423
   Short-term notes payable.....................................................                  10,073
   Accounts payable, trade......................................................    119,077       88,651
   Accrued liabilities..........................................................    155,108       46,705
   Advance billings.............................................................     53,140       32,292
   Billings on uncompleted contracts in excess of costs and estimated earnings..      7,152        5,669
                                                                                 ----------   ----------
       Total current liabilities................................................    340,030      185,813
Long-term debt..................................................................    504,260      110,935
Other liabilities...............................................................    130,276      132,895
Deferred income taxes...........................................................    165,492      101,332
                                                                                 ----------   ----------
          Total liabilities.....................................................  1,140,058      530,975
                                                                                 ----------   ----------
Commitments and contingencies (Note 17).........................................
Mandatorily redeemable convertible preferred securities.........................     86,250       86,250
Common stockholders' equity:
   Common stock, $.001 par value; 200,000,000 shares authorized; 79,228,179 and
     66,454,703 shares issued and outstanding...................................         79           66
   Additional paid-in capital...................................................    828,939      483,737
   Notes receivable--employee stockholders......................................     (2,538)      (1,531)
   Accumulated other comprehensive income (loss)................................     (6,557)        (457)
   Retained earnings............................................................    220,262      147,849
   Treasury stock--75,739 common shares, at cost................................       (717)        (717)
                                                                                 ----------   ----------
       Total common stockholders' equity........................................  1,039,468      628,947
                                                                                 ----------   ----------
          Total liabilities and common stockholders' equity..................... $2,265,776   $1,246,172
                                                                                 ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                                     Years Ended December 31,
                                                                                  ---------------------------------------
                                                                                     2001          2000         1999
                                                                                   ----------    --------     --------
                                                                                   Restated      Restated     Restated
                                                                                       (See Notes 20 and 21)
                                                                                  (in thousands, except per share amounts)
Revenues and other:
   Rentals....................................................................... $  400,776     $253,837     $192,655
   Parts, service and used equipment.............................................    244,040      129,366       39,130
   Compressor fabrication........................................................    223,519       90,270       52,531
   Production and processing equipment fabrication...............................    184,040       79,121       27,255
   Equity in income of non-consolidated affiliates...............................      9,350        3,518        1,188
   Gain on change in interest in non-consolidated affiliate......................                     864
   Other.........................................................................      8,972        5,810        5,371
                                                                                   ----------     --------     --------
                                                                                   1,070,697      562,786      318,130
                                                                                   ----------     --------     --------
Expenses:
   Rentals.......................................................................    140,998       87,992       64,949
   Parts, service and used equipment.............................................    166,837       88,294       26,504
   Compressor fabrication........................................................    188,122       76,754       43,663
   Production and processing equipment fabrication...............................    147,824       62,684       20,278
   Selling, general and administrative...........................................    100,980       54,632       33,782
   Depreciation and amortization.................................................     90,560       52,882       37,337
   Leasing expense...............................................................     70,435       45,484       22,090
   Interest expense..............................................................     17,540        8,685        8,786
   Foreign currency translation..................................................      6,658
   Distributions on mandatorily redeemable convertible preferred securities......      6,373        6,369          278
   Other.........................................................................     17,323
                                                                                   ----------     --------     --------
                                                                                     953,650      483,776      257,667
                                                                                   ----------     --------     --------
Income before income taxes.......................................................    117,047       79,010       60,463
Provision for income taxes.......................................................     44,470       29,371       22,008
                                                                                   ----------     --------     --------
Net income before cumulative effect of accounting change.........................     72,577       49,639       38,455
   Cumulative effect of accounting change for derivative instruments, net of tax.       (164)
                                                                                   ----------     --------     --------
Net income.......................................................................     72,413       49,639       38,455
Other comprehensive (loss) income, net of tax:
   Change in fair value of derivative financial instruments......................     (6,073)
   Foreign currency translation adjustment.......................................        (27)        (146)        (463)
                                                                                   ----------     --------     --------
Comprehensive income............................................................. $   66,313     $ 49,493     $ 37,992
                                                                                   ==========     ========     ========
Diluted net income per share:
   Net income.................................................................... $   72,413     $ 49,639     $ 38,455
   Distributions on mandatorily redeemable convertible preferred securities, net
     of tax......................................................................      4,142
                                                                                   ----------     --------     --------
Net income for purposes of computing diluted net income per share................ $   76,555     $ 49,639     $ 38,455
                                                                                   ==========     ========     ========
Earnings per common share:
   Basic......................................................................... $     1.00     $   0.80     $   0.67
                                                                                   ==========     ========     ========
   Diluted....................................................................... $     0.94     $   0.75     $   0.63
                                                                                   ==========     ========     ========
Weighted average common and common equivalent shares outstanding:
   Basic.........................................................................     72,355       61,831       57,048
                                                                                   ==========     ========     ========
   Diluted.......................................................................     81,175       66,366       61,054
                                                                                   ==========     ========     ========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                                 -------------------------------
                                                                                    2001       2000       1999
                                                                                 ---------  ---------  ---------
                                                                                  Restated   Restated   Restated
                                                                                      (See Notes 20 and 21)
                                                                                          (in thousands)
Cash flows from operating activities:
    Net income.................................................................. $  72,413  $  49,639  $  38,455
    Adjustments:
       Depreciation and amortization............................................    90,560     52,882     37,337
       Amortization of debt issuance costs and debt discount....................       831      1,050        884
       Bad debt expense.........................................................     4,860      3,198      1,475
       Gain on sale of property, plant and equipment............................    (4,208)   (10,421)    (3,951)
       Equity in income of nonconsolidated affiliates...........................    (8,634)    (3,518)    (1,188)
       Loss (gain) on non-consolidated affiliates...............................     4,629       (864)
       Loss on derivative instruments...........................................     7,849
       Deferred income taxes....................................................    32,206     27,907     10,259
       Changes in assets and liabilities, excluding business combinations:
          Accounts receivable and notes.........................................   (17,212)   (90,749)   (18,884)
          Inventory.............................................................   (45,633)   (36,869)    (2,473)
          Costs and estimated earnings versus billings on
            uncompleted contracts...............................................   (32,640)    (7,964)     3,293
          Accounts payable and other liabilities................................    21,168     44,259     11,969
          Advance billings......................................................    20,848     (4,031)     3,634
          Other.................................................................     5,737      5,227     (9,200)
                                                                                 ---------  ---------  ---------
             Net cash provided by operating activities..........................   152,774     29,746     71,610
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
    Capital expenditures........................................................  (660,085)  (274,823)  (282,940)
    Payments for deferred lease transaction costs...............................   (18,177)    (4,547)
    Proceeds from sale of property, plant and equipment.........................   590,763    410,915    219,649
    Proceeds from sale of investment in non-consolidated subsidiary.............     3,143
    Cash used for business acquisitions, net....................................  (386,056)  (194,955)   (35,311)
    Cash returned from unconsolidated subsidiary................................                           8,000
    Cash used to acquire investments in unconsolidated subsidiaries.............   (11,865)    (4,071)    (4,900)
                                                                                 ---------  ---------  ---------
             Net cash used in investing activities..............................  (482,277)   (67,481)   (95,502)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
    Net borrowings (repayments) on revolving credit facility....................    54,500     40,400    (64,400)
    Payments for debt issue costs...............................................    (3,390)
    Issuance of common stock, net...............................................    83,850     59,400
    Proceeds from mandatorily redeemable convertible preferred
      securities, net...........................................................                          82,940
    Proceeds from warrant conversions and stock options exercises...............     2,280      3,608        545
    Issuance of convertible senior notes, net...................................   185,537
    Repayment of long-term debt and short-term notes............................   (15,580)   (27,695)    (8,357)
    Repayments of shareholder notes.............................................        62      1,876      7,490
                                                                                 ---------  ---------  ---------
             Net cash provided by financing activities..........................   307,259     77,589     18,218
                                                                                 ---------  ---------  ---------
Effect of exchange rate changes on cash and equivalents.........................       (49)      (126)       (73)
                                                                                 ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............................   (22,293)    39,728     (5,747)
Cash and cash equivalents at beginning of year..................................    45,484      5,756     11,503
                                                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year........................................ $  23,191  $  45,484  $   5,756
                                                                                 =========  =========  =========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Years Ended December 31,
                                                           -----------------------------
                                                              2001       2000      1999
                                                           ---------  ---------  --------
                                                            Restated   Restated  Restated
                                                               (See Notes 20 and 21)
                                                                   (in thousands)
Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized amounts.............. $   8,457  $   8,874  $ 7,897
                                                           =========  =========  =======
   Income taxes paid...................................... $   1,723  $   1,639  $12,065
                                                           =========  =========  =======
Supplemental disclosure of noncash transactions:
   Debt issued for property, plant and equipment..........            $  12,922
                                                                      =========
   Assets (received) sold in exchange for note receivable. $  (1,601) $   2,783  $ 3,538
                                                           =========  =========  =======
   Common stock issued in exchange for notes receivable... $   1,069             $   731
                                                           =========             =======
   Conversion of deferred stock option liability.......... $  (1,529)
                                                           =========
Acquisitions of businesses:
   Property, plant and equipment acquired................. $ 606,271  $ 202,893  $39,105
                                                           =========  =========  =======
   Other assets acquired, net of cash acquired............ $  87,865  $  93,116  $ 2,784
                                                           =========  =========  =======
   Investments in non-consolidated affiliates............. $ 140,081
                                                           =========
   Goodwill............................................... $ 115,131  $ 113,962  $ 6,927
                                                           =========  =========  =======
   Liabilities assumed.................................... $(118,388) $ (66,113) $(1,578)
                                                           =========  =========  =======
   Debt issued............................................ $(155,462)
                                                           =========
   Deferred taxes......................................... $ (35,212) $  (9,029) $(8,627)
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

                          HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2001, 2000 and 1999

                                                                           Accumulated              Notes
                                               Common stock    Additional     other              receivable-  Restated
                                             -----------------  paid-in   comprehensive Treasury   employee   Retained
                                               Shares   Amount  capital   income (loss)  stock   stockholders earnings
                                             ---------- ------ ---------- ------------- -------- ------------ --------
                                                                 (in thousands, except share data)
Balance at December 31, 1998................ 57,180,944  $57    $268,977     $   152    $(3,325)   $(10,146)  $ 59,755
Conversion of warrants......................     52,678    1
Exercise of stock options...................    197,352              545
Other comprehensive loss....................                                    (463)
Issuance of common stock to employees.......     74,900              731                               (731)
Issuance of 183,700 treasury shares at
 $17.96 per share...........................                       1,561                  1,739
Repayment of employee stockholder notes.....                                                          7,490
Income tax benefit from stock options
 exercised..................................                       1,176
Other.......................................                         (46)
Net income..................................                                                                    38,455
                                             ----------  ---    --------     -------    -------    --------   --------
Balance at December 31, 1999 (Restated See
 Notes 20 and 21)........................... 57,505,874  $58    $272,944     $  (311)   $(1,586)   $ (3,387)  $ 98,210
Conversion of warrants......................    684,770
Exercise of stock options...................    994,572    1       3,607
Other comprehensive loss....................                                    (146)
Issuance of common stock, net...............  2,000,000    2      59,398
Issuance of common stock for acquisitions...  5,269,487    5     136,569
Issuance of 91,727 treasury shares at $35.98
 per share..................................                       2,431                    869
Repayment of employee stockholder notes.....                                                          1,876
Income tax benefit from stock options
 exercised..................................                       8,813
Other.......................................                         (25)                               (20)
Net income..................................                                                                    49,639
                                             ----------  ---    --------     -------    -------    --------   --------
Balance at December 31, 2000 (Restated See
 Notes 20 and 21)........................... 66,454,703  $66    $483,737     $  (457)   $  (717)   $ (1,531)  $147,849
Exercise of stock options...................    250,161    1       3,807
Cumulative translation adjustment...........                                     (27)
Change in fair value of derivative financial
 instrument, net of tax.....................                                  (6,073)
Issuance of common stock, net...............  2,500,000    2      83,848
Issuance of common stock for acquisitions...  9,980,540   10     254,220
Issuance of common stock to employees.......     42,775            1,069                             (1,069)
Repayment of employee stockholder notes.....                                                             62
Income tax benefit from stock options
 exercised..................................                       1,618
Other.......................................                         640
Net income (Restated see Note 21)...........                                                                    72,413
                                             ----------  ---    --------     -------    -------    --------   --------
Balance at December 31, 2001................ 79,228,179  $79    $828,939     $(6,557)   $  (717)   $ (2,538)  $220,262
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

Year Ended December 31, 2001

   In August 2001, we acquired 100% of the issued and outstanding shares of the Production Operators Corporation's natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761,000,000 in cash, Hanover common stock and indebtedness, subject to certain post-closing adjustments pursuant to the purchase agreement (the "POI Acquisition") which have resulted in an increase in the purchase price to approximately $771,000,000 due to an increase in net assets acquired. Under the terms of the definitive agreement, Schlumberger received approximately $270,000,000 in cash (excluding the amounts paid for the increase in net assets), $150,000,000 in a long-term subordinated note and approximately 8,708,000 Hanover common shares, or approximately 11% of the outstanding shares, of Hanover common stock which are required to be held by Schlumberger for at least three years following the closing date. The ultimate number of shares issued under the purchase agreement was determined based on the nominal value of $283,000,000 divided by the 30 day average closing price of Hanover common stock as defined under the agreement and subject to a collar of $41.50 and $32.50. The estimated fair value of the stock issued was $212,468,000, based on the market value of the shares at the time the number of shares issued was determined reduced by an estimated 20% discount due to the restrictions on the stock's marketability. Additionally, under the terms of the agreement, the Company is required to pay up to $58,000,000 upon the occurrence of certain events (see Note 16) relating to one of the joint ventures a minority interest of which was acquired by Hanover in the transaction. The purchase price was a negotiated amount between the Company and Schlumberger and the Company expects the acquisition to be accretive to earnings in future periods. The Company believes the purchase price represents the fair market value of the POI business based on its assets, customer base, reputation, market position (domestic and international) and potential for long term growth. The Company incurred approximately $14,975,000 in expenses in connection with the acquisition. The POI Acquisition was accounted for as a purchase and is included in our financial statements commencing on September 1, 2001.

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

   The following table summarizes the estimated values of the assets acquired and liabilities assumed as of the acquisition dates for the OEC and POI acquisitions:

                                                     OEC         POI
                                                  March 2001 August 2001
                                                  ---------- -----------
       Current assets............................  $  4,451   $ 80,091
       Property, plant and equipment.............   114,841    487,880
       Intangible assets.........................                8,210
       Goodwill..................................               67,476
       Investments in non-consolidated affiliates              140,081
                                                   --------   --------
       Total assets acquired.....................   119,292    783,738

       Current liabilities.......................    (3,114)   (47,667)
       Other liabilities.........................   (15,531)   (20,978)
       Long term debt............................   (62,057)
                                                   --------   --------
       Total liabilities assumed.................   (80,702)   (68,645)
                                                   --------   --------
       Net assets acquired.......................  $ 38,590   $715,093
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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

The estimated value of the stock issued was approximately $54,816,000, based upon quoted market price for the Company's common stock reduced by a discount due to the restriction on the stock's marketability. The assumed debt has been repaid.

   In July 2000, the Company purchased the assets of Rino Equipment, Inc. and K&K Compression, Ltd. for approximately $15,679,000 in cash and 54,810 shares of the Company's treasury stock valued at $2,000,000.

   In July 2000, the Company purchased the common stock of Compression Components Corporation for approximately $7,972,000 in cash and 27,405 shares of the Company's treasury stock valued at $1,000,000.

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

                                                       Years Ended
                                                      December 31,
                                                 -----------------------
                                                  Restated    Restated
                                                    2001        2000
                                                 ----------- -----------
                                                 (unaudited) (unaudited)
        Revenue................................. $1,180,090   $828,696
        Net income..............................     71,844     44,941
        Earnings per common share--basic........       0.92       0.60
        Earnings per common share--diluted......       0.87       0.57

3. Inventory

   Inventory consisted of the following amounts (in thousands):

                                                      December 31,
                                                   -------------------
                                                    Restated  Restated
                                                      2001      2000
                                                   ---------- --------
          Parts and supplies...................... $  146,877 $ 92,558
          Work in progress........................     46,091   47,193
          Finished goods..........................     22,687    4,941
                                                   ---------- --------
                                                   $  215,655 $144,692
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
                                                                            ==========  ========

5. Property, plant and equipment

   Property, plant and equipment consisted of the following (in thousands):

                                                              December 31,
                                                          --------------------
                                                           Restated   Restated
                                                             2001       2000
                                                          ----------  --------
Compression equipment, facilities and other rental assets $1,171,282  $577,435
Land and buildings.......................................     55,570    35,233
Transportation and shop equipment........................     61,848    44,202
Other....................................................     23,848    15,279
                                                          ----------  --------
                                                           1,312,548   672,149
Accumulated depreciation.................................   (161,035)  (97,446)
                                                          ----------  --------
                                                          $1,151,513  $574,703
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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


6.  Intangible and Other Assets

   Intangible and other assets consisted of the following (in thousands):

                                                            December 31,
                                                          ----------------
                                                          Restated Restated
                                                            2001     2000
                                                          -------- --------
    Deferred debt issuance and leasing transactions costs $42,183  $16,091
    Notes receivable.....................................  25,562   14,975
    Other................................................  20,829   12,150
                                                          -------  -------
                                                           88,574   43,216
    Accumulated amortization.............................  (9,921)  (5,415)
                                                          -------  -------
                                                          $78,653  $37,801
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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The Company's ownership interest and location of each equity investee is as follows:

                                        Ownership
                                        Interest    Location          Type of Business
                                        --------- ------------- ----------------------------
Wilpro--Pigap II.......................   30.0%     Venezuela   Gas Compression Plant
Wilpro--El Furrial.....................   33.3%     Venezuela   Gas Compression Plant
Simco Consortium.......................   35.5%     Venezuela   Gas Compression Plant
Hanover Measurement Services Company LP   49.8%   United States Monitoring Services
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

   Effective January 2001, the Company agreed to provide certain facilitation services to Belleli Energy SRL ("Belleli"), a fabrication company based in Italy. In connection with this arrangement, the Company agreed to provide Belleli with project financing including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the arrangement, Belleli must present each project to the Company which must be approved at the Company's sole discretion. The Company received $1,723,000 from Belleli in 2001 for its facilitation services. Under a separate agreement with Belleli, the Company has issued letters of credit on Belleli's behalf totaling approximately $11,100,000 at December 31, 2001.

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

11. Income Taxes

   The components of income before income taxes were as follows (in thousands):

                                                     Years ended December 31,
                                                    --------------------------
                                                    Restated Restated Restated
                                                      2001     2000     1999
                                                    -------- -------- --------
 Domestic.......................................... $ 67,175 $58,746  $44,618
 Foreign...........................................   49,872  20,264   15,845
                                                    -------- -------  -------
                                                    $117,047 $79,010  $60,463
                                                    ======== =======  =======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The provision for income taxes consisted of the following (in thousands):

                                                              Years ended December 31,
                                                             --------------------------
                                                             Restated Restated Restated
                                                               2001     2000     1999
                                                             -------- -------- --------
Current tax provision (benefit):
   Federal.................................................. $ 1,136  $ 3,526  $ 6,958
   State....................................................     654      499    1,412
   Foreign..................................................  10,474   (2,561)   3,379
                                                             -------  -------  -------
       Total current........................................  12,264    1,464   11,749
                                                             -------  -------  -------
Deferred tax provision:
   Federal..................................................  27,073   16,309    9,533
   State....................................................                       151
   Foreign..................................................   5,133   11,598      575
                                                             -------  -------  -------
       Total deferred.......................................  32,206   27,907   10,259
                                                             -------  -------  -------
Total provision............................................. $44,470  $29,371  $22,008
                                                             =======  =======  =======

   The income tax expense for 2001, 2000 and 1999 resulted in effective tax rates of 38.0%, 37.2% and 36.4%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                              Years ended December 31,
                                                             -------------------------
                                                             Restated Restated Restated
                                                               2001     2000     1999
                                                             -------- -------- --------
Federal income tax at statutory rates....................... $40,966  $27,653  $21,163
State income taxes, net of federal income tax benefit.......     425      324    1,016
Impact of foreign operations, net of federal tax benefit....     683    1,241      211
Nondeductible goodwill......................................   1,289      964      583
Other, net..................................................   1,107     (811)    (965)
                                                             -------  -------  -------
                                                             $44,470  $29,371  $22,008
                                                             =======  =======  =======

   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                 December 31,
                                                             --------------------
                                                              Restated   Restated
                                                                2001       2000
                                                             ---------  ---------
Deferred tax assets:
   Net operating losses..................................... $  64,787  $  32,222
   Investment in joint ventures.............................    11,145
   Inventory................................................     3,039        811
   Alternative minimum tax carryforward.....................    15,152     14,623
   Derivative instruments...................................     6,452
   Accrued liabilities......................................     3,980      1,168
   Other....................................................     9,703      1,405
                                                             ---------  ---------
Gross deferred tax assets...................................   114,258     50,229
   Valuation allowance......................................   (11,145)
                                                             ---------  ---------
                                                               103,113     50,229
                                                             ---------  ---------
Deferred tax liabilities:
   Property, plant and equipment............................  (263,108)  (145,892)
   Other....................................................    (5,497)    (5,669)
                                                             ---------  ---------
Gross deferred tax liabilities..............................  (268,605)  (151,561)
                                                             ---------  ---------
                                                             $(165,492) $(101,332)
                                                             =========  =========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The Company has net operating loss carryforwards at December 31, 2001 of approximately $185,103,000 expiring in 2006 to 2021. In addition, the Company has an alternative minimum tax credit carryforward of approximately $15,152,000 that does not expire.

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
                                              =========

   The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                                 Options outstanding      Options exercisable
                             ---------------------------- ------------------
                                       Weighted
                                        average  Weighted            Weighted
                                       remaining average             average
                                        life in  exercise            exercise
    Range of exercise prices  Shares     years    price    Shares     price
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

   Set forth below is certain information concerning the indebtedness of executive officers and directors to Hanover:

                                               Largest Aggregate
                          Aggregate Amount     Amount Outstanding  Weighted Average Rate
                  Year Outstanding at Year End  during each Year  of Interest at Year End
                  ---- ----------------------- ------------------ -----------------------
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

   In the ordinary course of business the Company is involved in various pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Note 22.

18. Accounting for Derivatives

   The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, the Company entered into two interest rate swaps which are outstanding at December 31, 2001 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, however, they were extended for an additional two years at the option of the counterparty. The difference paid or received on the swap transactions is recorded as an accrued lease liability and recognized in leasing expense. These swap transactions expire in July 2003. On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss resulting from the cumulative effect of an accounting change in the statement of income of approximately $164,000 ($.00 per share), net of tax benefit of $89,000. During 2001, the Company recognized an additional unrealized loss of approximately $7,596,000 related to the change in the fair value of these interest rate swaps in other expense in the statement of income because these swaps did not meet the specific hedge criteria as a result of the counterparty's option to extend the interest rate swaps. Further, management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At December 31, 2001, the Company recorded a $5,673,000 in accrued liabilities and $2,176,000 in other long-term liabilities related to the fair value adjustment with respect to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income. During the second quarter of 2001, the Company entered into three

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

                                         Maturity Strike     Amount
                      Lease                Date    Rate     Notional
          -----------------------------  -------- ------  ------------
          March   2000..................  3/11/05 5.2550% $100,000,000
          August  2000..................  3/11/05 5.2725% $100,000,000
          October  2000................. 10/26/05 5.3975% $100,000,000

   These three swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During 2001, the Company recorded a $6,073,000 loss, net of tax in other comprehensive income, $2,569,000 in accrued current liabilities and $6,774,000 in other long-term liabilities with respect to the fair value adjustment related to these three swaps.

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

   In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions of SFAS No. 121, but significantly change the criteria for classifying an asset as held-

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the new standard and believes that it will have no material effect on its consolidated results of operations, cash flows or financial position.

20. April 2002 Restatement

   In conjunction with a review of our joint ventures and other transactions conducted by counsel under the direction of the Audit Committee in early 2002, the Company determined to restate its financial statements for the year ended December 31, 2000. The net effect of the April 2002 restatement was as follows:
(i) a decrease in revenues of $37.7 million, from $603.8 million to $566.1 million; (ii) a decrease in income before taxes of $12.0 million, from $93.5 million to $81.5 million; (iii) a decrease in net income of $7.5 million, from $58.7 million to $51.2 million; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted for the year ended December 31, 2000. See Note 21 for information regarding the further restatement of the 2000 consolidated financial statements.

   The transactions involved in the April 2002 restatement, which are detailed further below are: (i) the Cawthorne Channel project in Nigeria initially conducted through the Hampton Roads Shipping Investors II, L.L.C. joint venture; (ii) the acquisition of two compressors in a non-monetary exchange transaction; (iii) a compressor sale transaction; and (iv) the sale of a turbine engine. The impact of the restatement for the year ended December 31, 2000 is summarized below:

                                                                Cawthorne
                                                                 Channel
                                                                Project in Acquisitions
                                                                 Nigeria/       of
                                                                 Hampton   Compressors
                                                                  Roads      In Non-    Compressor  Sale of
                                                                  Joint      Monetary      Sale     Turbine
                                                       As Filed  Venture     Exchange   Transaction Engine   Restated
                                                       -------- ---------- ------------ ----------- -------  --------
                                                                  (in thousands except per share amounts)
Revenues:
    Rentals........................................... $254,515                                              $254,515
    Parts, service and used equipment.................  151,707                          $(12,004)   (7,500)  132,203
    Compressor fabrication............................   96,838  $ (6,568)                                     90,270
    Production and processing equipment fabrication...   88,572    (9,451)                                     79,121
    Gain on sale of other assets......................    4,113              $(2,225)                           1,888
    Gain on change in interest in non-consolidated
     affiliate........................................      864                                                   864
    Other.............................................    7,220                                                 7,220

                                                       --------  --------    -------     --------   -------  --------
       Total revenues.................................  603,829   (16,019)    (2,225)     (12,004)   (7,500)  566,081

                                                       --------  --------    -------     --------   -------  --------
Expenses:
    Rentals...........................................   87,992                                                87,992
    Parts, service and used equipment.................  103,276                            (7,954)   (6,194)   89,128
    Compressor fabrication............................   81,996    (5,242)                                     76,754
    Production and processing equipment fabrication...   69,281    (6,597)                                     62,684
    Selling, general and administrative...............   54,606        26                                      54,632
    Depreciation and amortization.....................   52,882                                                52,882
    Lease expense.....................................   45,484                                                45,484
    Interest expense..................................    8,473       212                                       8,685
    Distributions on mandatorily redeemable
     convertible preferred Securities.................    6,369                                                 6,369

                                                       --------  --------    -------     --------   -------  --------
       Total expenses.................................  510,359   (11,601)                 (7,954)   (6,194)  484,610

                                                       --------  --------    -------     --------   -------  --------
Income before income taxes............................   93,470    (4,418)    (2,225)      (4,050)   (1,306)   81,471
Provision for income taxes............................   34,771    (1,644)      (827)      (1,507)     (486)   30,307

                                                       --------  --------    -------     --------   -------  --------
Net income............................................ $ 58,699  $ (2,774)   $(1,398)    $ (2,543)  $  (820) $ 51,164

                                                       ========  ========    =======     ========   =======  ========
Earnings per common share:
    Basic............................................. $   0.95                                              $   0.83
    Diluted .......................................... $   0.88                                              $   0.77

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


                                                                 Restatement
                                                       As filed     Items     Restated
                                                      ---------- ----------- ----------
                                                               (in thousands)
Accounts receivable, net............................. $  242,526  $(19,504)  $  223,022
Inventory............................................    139,248     6,194      145,442
Costs and estimated earnings in excess of billings
  on uncompleted contracts...........................     38,665   (13,689)      24,976
Property, plant and equipment, net...................    583,586    (9,990)     573,596
Intangible and other assets, net.....................     65,707      (776)      64,931
Total assets.........................................  1,289,521   (37,765)   1,251,756
Accrued liabilities..................................     49,205    (2,500)      46,705
Other liabilities....................................    158,661   (25,766)     132,895
Deferred income taxes................................    105,369    (1,964)     103,405
Total liabilities....................................    563,278   (30,230)     533,048
Retained earnings....................................    158,895    (7,535)     151,360
Total liabilities and common stockholders' equity....  1,289,521   (37,765)   1,251,756

Cawthorne Channel Project in Nigeria/Hampton Roads Joint Venture

   Cawthorne Channel is a project to build, own and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between Global Energy and Refining Ltd. ("Global") and Shell Petroleum Development Company of Nigeria Limited, the Nigerian operating unit of The Royal/Dutch Shell Group ("Shell"). The Company entered into a contract with Global in June 1999 to fabricate and lease facilities to Global to assist Global in fulfilling its obligations under its contract with Shell. Subsequently, the Company acquired a 10% interest in Global in settlement of a $1.1 million debt owed by Global to the Company.

   In September 2000, the Company and an unrelated third party formed a joint venture known as Hampton Roads Shipping Investors II, L.L.C. ("Hampton Roads") which was to own the gas processing facilities and lease them to Global. The Company held a 25% interest in Hampton Roads, and the third party held the remaining 75% interest. The Company's initial capital contribution to Hampton Roads was $1,250,000 and the third party's initial capital contribution was $3,750,000. The Company entered into a turnkey construction contract with Hampton Roads to fabricate the barges for the Cawthorne Channel project for $51,000,000. The barges were to be used pursuant to a 10-year contract with Shell to commence September 30, 2001. During the first quarter of 2001, the scope of the project was reduced requiring less costly gas processing facilities of approximately $43,000,000 and the contract term was extended to 15 years with a projected start date of September 2003. Since the lease had not started yet, the Company recorded no income attributable to its equity ownership in the venture.

   The Company accounted for the work performed under the turnkey construction contract using the percentage of completion method of accounting, and recorded 75% of the revenue and net income, based on the third party's ownership share of Hampton Roads. Based upon the discovery of a commitment by the Company to loan Hampton Roads up to $43,500,000 for the purpose of paying the balance of the turnkey construction contract and a guarantee by the Company to refund the capital contributed by the third party should certain conditions not be met, the Company concluded that it had retained substantial risk of ownership with respect to the third party's interest. Accordingly, the Company determined to treat the project as if the Company had owned 100% of the project from its inception and reversed the revenue and net income previously recognized.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999



   In February 2002, the Company purchased the 75% interest in Hampton Roads that it did not own. The Company now owns 100% of the venture and will recognize the rental revenues pursuant to its contract with Global once startup begins.

Acquisition of Compressors In Non-Monetary Exchange

   In the third quarter of 2000, the Company acquired two compressors in a non-monetary exchange transaction with an independent oil and gas producer. In the transaction, the Company acquired the two compressors in exchange for certain gas reservoir rights that the Company had obtained in settlement of a payment default by one of its customers. The Company accounted for the transaction as an exchange of non-monetary assets and recorded $2,225,000 in revenue and pre-tax income in 2000. In 2002, the Company discovered that it had made certain guarantees with respect to the performance of the oil and gas reservoir rights. Therefore, the Company concluded that the earnings process was not complete in the third quarter of 2000 and that the Company retained an ongoing risk of not recovering the fair value of the compressors received in exchange for the oil and gas properties. Based on this analysis, the Company restated its financial results for the third quarter of 2000 to reverse the $2,225,000 in revenue it had originally recognized on the transaction.

Compressor Sale Transaction

   The Company sold 33 gas compressors to a gas pipeline system then controlled by Enron for $12,004,000 pursuant to invoices issued in December 2000. The Company recorded $4,050,000 of pre-tax income from the transaction in the fourth quarter of 2000. In January 2001, the Company entered into an agreement with its customer to provide transition services and settle claims between the parties arising from the operation of the compressors prior to their sale. The agreement also provided for the issuance of a bill of sale. Upon further evaluation of the transaction, the Company determined to recognize revenue and net income in January 2001 when the bill of sale was issued.

Sale of Turbine Engine

   In the fourth quarter of 2000, the Company entered the non-oil field power generation market to take advantage of rising electricity demand and purchased used turbines to carry out this effort. In connection with this effort, the Company agreed to sell a turbine to a third party on extended credit and recognized revenues of $7,500,000 and $1,306,000 of pre-tax income in the fourth quarter of 2000. In early 2001, the third party assigned their interest in the turbine to another unrelated third party. The Company was ultimately paid for the turbine in December 2001. Based on the information provided to the Company at the time of the April 2002 restatement, the Company determined that revenue should have been recognized for this transaction in the fourth quarter of 2001 when payment was received and collectability was assured. As a result of the discovery of new information, the Company determined to restate the sale of the turbine engine recorded in the fourth quarter of 2001. See "Sale and Purchase of Turbine Engine" in Note 21.

Reclassification

   The Company determined that the deferred gain related to the 1999 and 2000 leases was calculated in error. A reclassification between property, plant and equipment and other liabilities has been made to correct this matter. This reclassification had no impact on net income.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999



21. November 2002 Restatement

   In October 2002, a special committee of the Board of Directors together with the Audit Committee of the Board and company management, aided by outside legal counsel, completed an extensive investigation of transactions recorded during 2001, 2000 and 1999, including those transactions restated by the Company in April 2002 (see Note 20). As a result of this investigation, the Company determined, to restate its financial results further for the years ended 2001, 2000 and 1999. The net effect of the restatement for the year ended December 31, 2001 was as follows: (i) a decrease in revenues of $7.5 million, from $1,078.2 million to $1,070.7 million; (ii) a decrease in income before income taxes of $0.4 million, from $117.4 million to $117.0 million; (iii) a decrease in net income of $0.2 million, from $72.6 million to $72.4 million; and (iv) a decrease in diluted earnings per common share of $0.01. The net effect of this restatement for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $3.3 million, from $566.1 million to $562.8 million; (ii) a decrease in income before income taxes of $2.5 million, from $81.5 million to $79.0 million; (iii) a decrease in net income of $1.6 million, from $51.2 million to $49.6 million; and (iv) a decrease in earnings per common share of $0.03 basic and $0.02 diluted. The net effect of this restatement for the year ended December 31, 1999 was as follows: (i) a decrease in revenues of $5.1 million, from $323.2 million to $318.1 million; (ii) a decrease in income before income taxes of $3.1 million, from $63.6 million to $60.5 million; (iii) a decrease in net income of $1.9 million, from $40.4 million to $38.5 million; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted.

   The transactions involved in the November 2002 restatement, which are detailed below, are: (i) sale of compression and production equipment; (ii) a delay penalty; (iii) a turbine sale and purchase; (iv) an agreement to provide technical assistance to an Indonesian company; (v) a scrap sale transaction;
(vi) the sale of certain used compression equipment; and (vii) the recording of pre-acquisition revenues associated with a business acquired by Hanover. In addition, the Company restated the following transactions by reversing their impact from the quarter originally recorded in 2000 and recording them in a subsequent quarter of 2000: (i) the sale of an interest in a power plant in Venezuela; (ii) an agreement to provide services to a company ultimately acquired by Hanover; and (iii) the sale of four used compressors. These three transactions are not reflected in the tables below because they had no impact on the overall financial results for 2001 or 2000.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The impact of the November 2002 restatement for the year ended December 31,1999 is summarized below:

                                                                                  Sale Of
                                                                                Compression
                                                                                    And
                                                                      As Filed  Production   Delay
                                                                     April 2002  Equipment  Penalty Restated
                                                                     ---------- ----------- ------- --------
                                                                     (in thousands except per share amounts)
Revenues:
    Rentals.........................................................  $192,655                      $192,655
    Parts, service and used equipment...............................    42,518    $(3,388)            39,130
    Compressor fabrication..........................................    52,531                        52,531
    Production and processing equipment fabrication.................    28,037       (782)            27,255
    Equity in income of non-consolidated affiliate..................     1,188                         1,188
    Other...........................................................     6,291               $(920)    5,371
                                                                      --------    -------    -----  --------
       Total revenues...............................................   323,220     (4,170)    (920)  318,130
                                                                      --------    -------    -----  --------
Expenses:
    Rentals.........................................................    64,949                        64,949
    Parts, service and used equipment...............................    27,916     (1,412)            26,504
    Compressor fabrication..........................................    43,663                        43,663
    Production and processing equipment fabrication.................    20,833       (555)            20,278
    Selling, general and administrative.............................    33,782                        33,782
    Depreciation and amortization...................................    37,337                        37,337
    Lease expense...................................................    22,090                        22,090
    Interest expense................................................     8,786                         8,786
    Distributions on mandatorily redeemable convertible preferred
     Securities.....................................................       278                           278
                                                                      --------    -------    -----  --------
       Total expenses...............................................   259,634     (1,967)           257,667
                                                                      --------    -------    -----  --------
Income before income taxes..........................................    63,586     (2,203)    (920)   60,463
Provision for income taxes..........................................    23,145       (802)    (335)   22,008
                                                                      --------    -------    -----  --------
Net income..........................................................  $ 40,441    $(1,401)   $(585) $ 38,455
                                                                      ========    =======    =====  ========
Earnings per common share:
    Basic...........................................................  $   0.71                      $   0.67
    Diluted ........................................................  $   0.66                      $   0.63

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


   The impact of the November 2002 restatement for the year ended December 31, 2000 is summarized below:

                                                                                                  Sale Of
                                                Indonesia                                       Compression
                                                Technical              Sale of Used    Pre-         And
                                      As Filed  Assistance Scrap Sale  Compression  Acquisition Production   Delay
                                     April 2002  Revenue   Transaction  Equipment     Revenue    Equipment  Penalty Restated
                                     ---------- ---------- ----------- ------------ ----------- ----------- ------- --------
                                                            (in thousands, except per share amounts)
Revenues:
    Rentals.........................  $254,515    $(678)                                                            $253,837
    Parts, service and used
     equipment......................   132,203                                        $(2,527)     $(310)            129,366
    Compressor fabrication..........    90,270                                                                        90,270
    Production and processing
     equipment fabrication..........    79,121                                                                        79,121
    Equity in income of on-
     consolidated affiliates........     3,518                                                                         3,518
    Gain on change in interest in
     non-consolidated affiliate.....       864                                                                           864
    Other...........................     5,590                $(700)                                         $920      5,810
                                      --------    -----       -----       -----       -------      -----     ----   --------
       Total revenues...............   566,081     (678)       (700)                   (2,527)      (310)     920    562,786
                                      --------    -----       -----       -----       -------      -----     ----   --------
Expenses:
    Rentals.........................    87,992                                                                        87,992
    Parts, service and used
     equipment......................    89,128                            $ 600        (1,434)                        88,294
    Compressor fabrication..........    76,754                                                                        76,754
    Production and processing
     equipment fabrication..........    62,684                                                                        62,684
    Selling, general and
     administrative.................    54,632                                                                        54,632
    Depreciation and amortization...    52,882                                                                        52,882
    Lease expense...................    45,484                                                                        45,484
    Interest expense................     8,685                                                                         8,685
    Distributions on mandatorily
     redeemable convertible
     preferred Securities...........     6,369                                                                         6,369
                                      --------    -----       -----       -----       -------      -----     ----   --------
       Total expenses...............   484,610                              600        (1,434)                       483,776
                                      --------    -----       -----       -----       -------      -----     ----   --------
Income before income taxes..........    81,471     (678)       (700)       (600)       (1,093)      (310)     920     79,010
Provision for income taxes..........    30,307     (258)       (266)       (228)         (415)      (118)     349     29,371
                                      --------    -----       -----       -----       -------      -----     ----   --------
Net income..........................  $ 51,164    $(420)      $(434)      $(372)      $  (678)     $(192)    $571   $ 49,639
                                      ========    =====       =====       =====       =======      =====     ====   ========
Earnings per common share:
    Basic...........................  $   0.83                                                                      $   0.80
    Diluted ........................  $   0.77                                                                      $   0.75

                                                                 Restatement
                                                       As filed     Items     Restated
                                                      ---------- ----------- ----------
                                                               (in thousands)
Accounts receivable, net............................. $  223,022   $(1,963)  $  221,059
Inventory............................................    145,442      (750)     144,692
Property, plant and equipment, net...................    573,596     1,107      574,703
Goodwill.............................................    141,973    (3,300)     138,673
Intangible and other assets, net.....................     38,479      (678)      37,801
Total assets.........................................  1,251,756    (5,584)   1,246,172
Deferred income taxes................................    103,405    (2,073)     101,332
Total liabilities....................................    533,048    (2,073)     530,975
Retained earnings....................................    151,360    (3,511)     147,849
Total liabilities and common stockholders' equity....  1,251,756    (5,584)   1,246,172

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   The impact of the November 2002 restatement for the year ended December 31, 2001 is summarized below:

                                                                                                     Sale Of
                                                              Indonesia  Overstatement             Compression
                                                     Turbine  Technical   of Mark to                   And
                                          As Filed   Sale and Assistance    Market     Scrap Sale  Production
                                         April 2002  Purchase  Revenue      Expense    Transaction  Equipment   Restated
                                         ----------  -------- ---------- ------------- ----------- ----------- ----------
                                                             (in thousands, except per share amounts)
Revenues:
   Rentals.............................. $  400,776                                                            $  400,776
   Parts, service and used equipment....    251,816  $(7,500)   $(276)                                            244,040
   Compressor fabrication...............    223,519                                                               223,519
   Production and processing
    equipment fabrication...............    184,040                                                               184,040
   Equity in income of non-
    consolidated affiliates.............      9,350                                                                 9,350
   Other................................      8,708                                       $264                      8,972
                                         ----------  -------    -----    -------------    ----        -----    ----------
      Total.............................  1,078,209   (7,500)    (276)                     264                  1,070,697
                                         ----------  -------    -----    -------------    ----        -----    ----------
Expenses:
   Rentals..............................    140,998                                                               140,998
   Parts, service and used equipment....    172,743   (6,194)    (428)                                $ 716       166,837
   Compressor fabrication...............    188,122                                                               188,122
   Production and processing
    equipment fabrication...............    147,824                                                               147,824
   Selling, general and administrative..    100,980                                                               100,980
   Depreciation and amortization........     90,560                                                                90,560
   Lease expense........................     70,435                                                                70,435
   Interest expense.....................     17,540                                                                17,540
   Foreign currency translation.........      6,658                                                                 6,658
   Distributions on mandatorily
    redeemable convertible preferred
    securities..........................      6,373                                                                 6,373
   Other................................     18,566                          (1,243)                               17,323
                                         ----------  -------    -----       -------       ----        -----    ----------
      Total expenses....................    960,799   (6,194)    (428)       (1,243)                    716       953,650
                                         ----------  -------    -----       -------       ----        -----    ----------
Income before income taxes..............    117,410   (1,306)     152         1,243        264         (716)      117,047
Provision for income taxes..............     44,609     (496)      58           472        100         (273)       44,470
                                         ----------  -------    -----       -------       ----        -----    ----------
Net income before cumulative effect of
 accounting change......................     72,801     (810)      94           771        164         (443)       72,577
   Cumulative effect of accounting
    change for derivative instruments,
    net of income tax...................       (164)                                                                 (164)
                                         ----------  -------    -----       -------       ----        -----    ----------
Net income.............................. $   72,637  $  (810)   $  94       $   771       $164        $(443)   $   72,413
                                         ==========  =======    =====       =======       ====        =====    ==========
Earnings per common share:
   Basic................................ $     1.00                                                            $     1.00
   Diluted.............................. $     0.95                                                            $     0.94

                                                             Restatement
                                                   As filed     Items     Restated
                                                  ---------- ----------- ----------
                                                           (in thousands)
Inventory........................................ $  216,405   $  (750)  $  215,655
Property, plant and equipment, net...............  1,153,691    (2,178)   1,151,513
Goodwill, net....................................    245,478    (3,300)     242,178
Intangible and other assets......................     79,615      (962)      78,653
Total assets.....................................  2,272,966    (7,190)   2,265,776
Other liabilities................................    131,519    (1,243)     130,276
Deferred income taxes............................    167,704    (2,212)     165,492
Total liabilities................................  1,143,513    (3,455)   1,140,058
Retained earnings................................    223,997    (3,735)     220,262
Total liabilities and common stockholders' equity  2,272,966    (7,190)   2,265,776

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


Sale of Compression and Production Equipment

   In the fourth quarter of 1999, the Company recorded three transactions totaling $4,170,000 in revenue from the sale of used compression and production equipment. An additional $310,000 in revenue was recorded on one of the transactions in the second quarter of 2000. Based on further evaluation of the terms of the three transactions, the Company determined that the sales were consignment sales and should not have recognized revenue or income on these transactions. The receivables recorded by the Company in 1999 in two of the transactions were cleared in 2000 when the Company purchased the buyer of the compression and production equipment in business acquisition transactions. The Company ultimately repurchased the equipment sold in the third transaction back from the buyer. In the second quarter of 2001, the Company resold a portion of the compression equipment originally recorded as sold in 1999 and should have recorded an additional $716,000 pre-tax expense on the sale.

Delay Penalty

   In July 1999, the Company entered into a Contract Gas Processing Master Equipment and Operating Agreement (the "Agreement") with a customer. The customer failed to satisfy certain conditions of the Agreement for which it later agreed to pay up to $1,100,000 as a delay penalty. The Company and the customer executed an addendum to the original Agreement effective February 25, 2000 whereby the customer acknowledged the amount of penalty that would be paid. In 1999, the Company recognized and recorded $920,000 of this penalty as revenue. The Company determined that the penalty should not have been recognized until it had executed the addendum to the Agreement in February 2000. Later in 2000, the Company entered into a Stock Issuance Agreement with the customer whereby the Company purchased an equity interest in the customer in exchange for the amount the customer owed to the Company for the delay payment.

Turbine Engine Sale and Purchase

   As described in Note 20 under the heading "Sale of Turbine Engine" above, in the fourth quarter of 2000, the Company entered into an agreement to sell a turbine to a third party. In the April 2002 restatement, based on information provided to the Company at that time, the Company restated the transaction to recognize the $7,500,000 in revenue in the fourth quarter of 2001, when full payment was received. Through the Company's subsequent investigation, it discovered that in the fourth quarter of 2001, the Company purchased an interest in a turbine engine package from a third party for $8,000,000. The third party was the same entity that had ultimately purchased the Company's turbine engine. Based upon an evaluation of this new information, the Company has determined to account for these transactions as a non-monetary exchange, rather than a sale and purchase transaction. Accordingly, the revenue and related expense which was recorded in the fourth quarter of 2001 was reversed.

Indonesian Technical Assistance Revenue

   In the second quarter of 2000, the Company entered into an agreement to provide technical assistance services to an independent oil and gas producer in Indonesia. Under the agreement, the Company purchased for $1.1 million an option to acquire a controlling interest in the Indonesian company as well as certain inventory. Based on the agreement, the Company recognized revenue of $378,000 in the first quarter of 2000, $300,000 in the second quarter of 2000, $138,000 in the second quarter of 2001, and $138,000 in the third quarter of 2001. The Company has determined, following a review of the transaction, that the payments made to the Company are more properly characterized as a return of the Company's investment in the option rather than as payments for the provision of services. Accordingly, the Company determined that the payments received from the Indonesian company should be recorded as a return of investment in the option instead of revenue.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


Overstatement of Mark to Market Expense

   In the fourth quarter of 2001, the Company overstated by $1,243,000 the mark to market expense related to its interest rate swaps that are recorded in other expense.

Scrap Sale Transaction

   In the third quarter of 2000, the Company recorded $700,000 of revenue from the sale of scrap inventory to an independent salvage metal company, pursuant to invoices issued in September 2000. Based upon the evaluation of when the scrap inventory was delivered and paid for in connection with this transaction, the Company has determined that no revenue should have been recorded in 2000 and that it should have recognized $264,000 in revenue on this transaction in the fourth quarter of 2001. Accordingly, the $700,000 of revenue was reversed in 2000.

Sale of Used Compression Equipment

   In the fourth quarter of 2000, the Company recognized $1,500,000 in revenue and $1,200,000 in pre-tax income from the sale of used compression equipment by a Company subsidiary. The compression equipment was acquired as a result of the acquisition of a subsidiary by the Company less than six months prior to the sale of the equipment. Upon further evaluation of the transaction, the Company determined that the compression equipment should have been valued at $900,000 (instead of $300,000) in the allocation of the purchase price and the gain on the sale should be reduced by $600,000 with a corresponding adjustment made to reduce goodwill.

Pre-Closing Revenue

   In the second quarter of 2000, the Company completed negotiations for the acquisition of used equipment companies. The Company entered into acquisition agreements with effective dates of June 1, 2000 which were not completed until July 2000. The Company recorded $2,085,000 in revenue and $965,000 in pre-tax income in the second quarter of 2000 and $442,000 in revenue and $128,000 in pre-tax income in the third quarter of 2000, reflecting the results of the acquired entities for the period between the effective date of the acquisitions and the closing of the acquisitions. Upon further evaluation of this matter, the Company determined that these pre-closing results should not have been recorded.

Power Plant Sale

   In the second quarter of 2000, the Company sold a 25% interest in a Venezuelan power plant to Energy Transfer Group, LLC ("ETG") in an exchange of non similar assets. The Company accounted for the transaction as a sale and recorded a gain on sale of other assets of $1,250,000 in the second quarter of 2000. In 2000, the Company and ETG also discussed the possible purchase by the Company of an interest in a power generation facility in Florida with the Company making a payment toward that purchase in the second quarter of 2000. In the fourth quarter of 2000, these discussions resulted in the purchase by Hanover of a 10% interest in ETG. Upon further evaluation of this transaction, the Company determined that the revenue and pre-tax income from the exchange of the interest in the Venezuelan power plant should be moved from the second quarter of 2000 to the fourth quarter of 2000 to align with the completion of the exchange.

Management Fee Transaction

   In the second quarter of 2000 the Company recorded $450,000 in revenue for management services provided to Ouachita Energy Corporation, a compression services company, pursuant to an invoice dated June 30, 2000. In the third quarter of 2000, the Company reversed the revenue, because the management fee was not agreed to by both parties until the fourth quarter of 2000. Upon further evaluation of the transaction, the Company determined that the reversal of revenue should have occurred in the second quarter of 2000.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


Compressor Sale Transaction

   In connection with the sale of four compressors, the Company recorded revenue of $1,486,000 and pre-tax income of $1,081,000 in the first quarter of 2000, and revenue of $750,000 and pre-tax income of $468,000 in the third quarter of 2000. Based upon further examination of the transaction, the Company has determined that it should have recognized the income from this transaction in the fourth quarter of 2000, when title to the equipment was transferred, rather than in the first and third quarters of 2000.

22. Subsequent Events

   Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court of the Southern District of Texas. These class actions have been consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-CV-0410, naming as defendants Hanover Compressor Company, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O'Connor. The plaintiffs in the securities actions purport to represent purchasers of the Company's common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. Motions are pending for appointment of lead plaintiff(s). A consolidated complaint is due 30 days after the Court appoints lead plaintiff(s).

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

        Plaintiff               Defendants       Civil Action No.         Court          Date Instituted
------------------------- ---------------------- ---------------- ---------------------- ---------------
Harbor Finance Partners,  Michael J. McGhan,        H-02-0761     United States District    03/01/02
derivatively on behalf of William S. Goldberg,                    Court for the Southern
Hanover Compressor        Ted Collins, Jr.,                       District of Texas
Company                   Robert R. Furgason,
                          Melvyn N. Klein,
                          Michael A. O'Connor,
                          Alvin V. Shoemaker,
                          Defendants and Hanover
                          Compressor Company,
                          Nominal Defendant

Roger Koch,               Michael A. O'Connor,      H-02-1332     United States District    4/10/02
derivatively on behalf of William S. Goldberg,                    Court for the Southern
Hanover Compressor        Melvyn N. Klein,         Consolidated   District of Texas
Company                   Michael J. McGhan,      with H-02-0761
                          Ted Collins, Jr.,         on 8/19/02
                          Robert R. Furgason,
                          Rene J. Huck,
                          Alvin V. Shoemaker,
                          Victor E. Grijalva,
                          Gordon T. Hall,
                          I. Jon Brumley,
                          Defendants and Hanover
                          Compressor Company,
                          Nominal Defendant

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999

    Plaintiff            Defendants        Civil Action No.           Court           Date Instituted
------------------ ----------------------- ---------------- ------------------------- ---------------

Henry Carranza,    Michael A. O'Connor,       H-02-1430     United States District       4/18/02
derivatively on    William S. Goldberg,                     Court for the Southern
behalf of Hanover  Melvyn N. Klein,          Consolidated   District of Texas
Compressor Company Michael J. McGhan,       with H-02-0761
                   Ted Collins, Jr.,          on 8/19/02
                   Robert R. Furgason,
                   Rene J. Huck,
                   Alvin V. Shoemaker,
                   Victor E. Grijalva,
                   Gordon T. Hall,
                   I. Jon Brumley,
                   Defendants and Hanover
                   Compressor Company,
                   Nominal Defendant
William Steves,    Michael A. O'Connor,       H-02-1527     United States District       4/27/02
derivatively on    William S. Goldberg,                     Court for the Southern
behalf of Hanover  Melvyn N. Klein,          Consolidated   District of Texas
Compressor Company Michael J. McGhan,       with H-02-0761
                   Ted Collins, Jr.,          on 8/19/02
                   Robert R. Furgason,
                   Rene J. Huck,
                   Alvin V. Shoemaker,
                   Victor E. Grijalva,
                   Gordon T. Hall,
                   I. Jon Brumley,
                   Defendants and Hanover
                   Compressor Company,
                   Nominal Defendant

John B. Hensley,   Michael J. McGhan,         H-02-2994     270th Judicial District,     6/20/02
Jr., derivatively  William S. Goldberg,                     Harris County, Texas;
on behalf of       Michael A. O'Connor,      Consolidated   removed to the United
Hanover Compressor Ted Collins, Jr.,        with H-02-0761  States District Court
Company            Alvin Shoemaker,           on 8/26/02    for the Southern
                   Robert R. Furgason,                      District of Texas on
                   Melvyn N. Klein,                         August 9, 2002
                   Charles D. Erwin, and
                   PricewaterhouseCoopers
                   LLP, Defendants and
                   Hanover Compressor
                   Company, Nominal
                   Defendant

Coffelt Family,    Michael A. O'Conner,        19410-NC     Court of Chancery for the    02/15/02
LLC, derivatively  Michael J. McGhan,                       State of Delaware State
on behalf of       William S. Goldberg,                     Court in New Castle
Hanover Compressor Ted Collins, Jr.,                        County
Company            Melvyn N. Klein,
                   Alvin V. Shoemaker,
                   and Robert R. Furgason,
                   Defendants and Hanover
                   Compressor Company,
                   Nominal Defendant

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

   The putative class action securities lawsuit and the derivative lawsuits are at an early stage. Consequently, it is premature at this time to predict whether we will incur any liability or to estimate the damages, or the range of damage, if any, that we might incur in connection with such actions, or whether an adverse outcome could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


   On November 14, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation relating to the matters involved in the restatements of our financial results. We are cooperating fully with the Fort Worth District office staff of the Securities and Exchange Commission. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Management Changes

   On July 30, the Company announced the resignation of William S. Goldberg as vice chairman and a member of the board of directors, effective August 31, 2002. On August 2, 2002, the Company announced the resignations of Chief Executive Officer Michael J. McGhan and Chief Operating Officer Charles D. Erwin, and Chairman Victor E. Grijalva was appointed by the board of directors to serve as Chief Executive Officer pending completion of a search for a replacement. On August 20, 2002, the Company announced the election of Chad Deaton, former executive vice president of Schlumberger Oilfield Services, as president, chief executive officer and a director.

23. Industry Segments and Geographic Information

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

  Industry Segments

                                                      Parts,
                                                      service              Production
                            Domestic   International and used  Compressor   equipment
                            rentals       rentals    equipment fabrication fabrication  Other   Eliminations Consolidated
                            --------   ------------- --------- ----------- ----------- -------- ------------ ------------
                                                      (in thousands of dollars)
2001: (Restated)
   Revenues from external
    customers.............. $269,874     $130,902    $244,040   $223,519    $184,040   $ 18,322               $1,070,697
   Intersegment sales......                 2,858      72,930    112,748       7,110      4,600  $(200,246)
                            --------     --------    --------   --------    --------   --------  ---------    ----------
      Total revenues.......  269,874      133,760     316,970    336,267     191,150     22,922   (200,246)    1,070,697
   Gross profit............  174,671       85,107      77,203     35,397      36,216     18,322                  426,916
   Identifiable assets.....  982,073      557,697     119,411    191,593     192,888    222,114                2,265,776
   Capital expenditures....  470,374      137,805       6,763        399      24,626     20,118                  660,085
   Depreciation and
    amortization...........   45,743       33,685       2,996      4,774       3,362                              90,560
2000: (Restated)
   Revenues from external
    customers.............. $172,517     $ 81,320    $129,366   $ 90,270    $ 79,121   $ 10,192               $  562,786
   Intersegment sales......                 1,200      31,086     89,963       3,653      7,413  $(133,315)
                            --------     --------    --------   --------    --------   --------  ---------    ----------
      Total revenues.......  172,517       82,520     160,452    180,233      82,774     17,605   (133,315)      562,786
   Gross profit............  112,181       53,664      41,072     13,516      16,437     10,192                  247,062
   Identifiable assets.....  428,332      431,362      13,226    202,390     125,377     45,485                1,246,172
   Capital expenditures....  214,425       58,801                    874         723                             274,823
   Depreciation and
    amortization...........   30,102       15,117         160      4,381       3,122                              52,882
1999: (Restated)
   Revenues from external
    customers.............. $136,430     $ 56,225    $ 39,130   $ 52,531    $ 27,255   $  6,559               $  318,130
   Intersegment sales......                 1,200      38,656     75,139       4,821             $(119,816)
                            --------     --------    --------   --------    --------   --------  ---------    ----------
      Total revenues.......  136,430       57,425      77,786    127,670      32,076      6,559   (119,816)      318,130
   Gross profit............   90,246       37,460      12,626      8,868       6,977      6,559                  162,736
   Identifiable assets.....  432,572      249,800                 41,252      24,007      5,756                  753,387
   Capital expenditures....  180,593       99,535                  1,469       1,343                             282,940
   Depreciation and
    amortization...........   24,448       11,158                    702       1,029                              37,337

  Geographic Data

                                         United States International Consolidated
                                         ------------- ------------- ------------
                                                (in thousands of dollars)
2001: (Restated)
   Revenues from external customers.....  $  760,439     $310,258     $1,070,697
   Identifiable assets(1)...............  $1,319,084     $946,692     $2,265,776

2000: (Restated)
   Revenues from external customers.....  $  440,799     $121,987     $  562,786
   Identifiable assets..................  $  760,105     $486,067     $1,246,172

1999: (Restated)
   Revenues from external customers.....  $  257,992     $ 60,138     $  318,130
   Indentifiable assets.................  $  500,414     $252,973     $  753,387

--------
(1) Identifiable assets for international operations include approximately $264,000,000 related to Venezuela, of which approximately $152,443,000 relates to the joint ventures acquired in connection with the POI acquisition completed in August 2001.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2001, 2000 and 1999


24. Other Expenses

   Other expenses during 2001 were $17,323,000 which included a $2,750,000 bridge loan commitment fee associated with Hanover's acquisition of POI, a $5,013,000 write down of an investment in Aurion, a $965,000 litigation settlement, $7,596,000 from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see Note 18 to Consolidated Financial Statements) and $999,000 in other non-operating expenses.

                          HANOVER COMPRESSOR COMPANY

                  SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

   The table below sets forth selected unaudited financial information for each quarter of the two years:

                                                       1st         2nd      3rd       4th
                                                     quarter     quarter  quarter  quarter(1)
                                                     --------    -------- -------- ----------
                                                     (in thousands, except per share amounts)
2001: (Restated)
   Revenue(3)....................................... $229,944    $245,429 $282,294  $313,030
   Gross profit(3)..................................   93,368      97,006  113,583   122,959
   Net income(3)....................................   19,809      20,752   19,848    12,004
   Earnings per common and common equivalent share:
       Basic(3)..................................... $   0.30    $   0.30 $   0.27  $   0.15
       Diluted(3)................................... $   0.27    $   0.28 $   0.26  $   0.14

2000: (Restated)
   Revenue(4)....................................... $ 89,611    $112,689 $147,470  $213,016
   Gross profit(4)..................................   47,787      52,656   63,899    82,720
   Net income(4)....................................   10,832      10,743   11,870    16,194
   Earnings per common and common equivalent share:
       Basic(2)(4).................................. $   0.19    $   0.18 $   0.19  $   0.24
       Diluted(2)(4)................................ $   0.17    $   0.17 $   0.17  $   0.23

--------
(1) The Company incurred other expenses during the fourth quarter of 2001 which included a $5,013,000 write down of an investment in Aurion, a $965,000 litigation settlement, and $999,000 in other non-operating expenses. In addition, the Company incurred a $5,511,000 translation loss related to its foreign operations, primarily in Argentina and Venezuela.
(2) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.
(3) The Company restated the 2001 quarters for certain revenue recognition matters as disclosed in each quarter's Form 10-Q/A and in Notes 20 and 21. The aggregate impact of the April and November restatements was as follows:

                                                   1st        2nd        3rd        4th
                                                 quarter    quarter    quarter    quarter
-                                               ---------- ---------- ---------- ----------
                                                Increase/  Increase/  Increase/  Increase/
                                                (Decrease) (Decrease) (Decrease) (Decrease)
                                                ---------- ---------- ---------- ----------
                                                 (in thousands, except per share amounts)
Revenue........................................  $10,025    $(17,657)  $17,489    $(7,512)
Gross profit...................................    3,480      (2,964)   (3,366)       353
Net income.....................................    1,180      (2,652)   (2,616)       218
Earnings per common and common equivalent share
   Basic.......................................  $  0.02    $  (0.03)  $ (0.04)   $  0.01
   Diluted.....................................  $  0.01    $  (0.03)  $ (0.03)   $  0.00

(4) The Company restated its 2000 results for certain revenue recognition matters as disclosed in Notes 20 and 21. The aggregate impact of the April and November restatements was as follows:

                                                   1st        2nd        3rd        4th
                                                 quarter    quarter    quarter    quarter
                                                ---------- ---------- ---------- ----------
                                                Increase/  Increase/  Increase/  Increase/
                                                (Decrease) (Decrease) (Decrease) (Decrease)
                                                ---------- ---------- ---------- ----------
                                                 (in thousands, except per share amounts)
Revenue........................................   $ (946)   $(4,395)   $(15,111)  $(20,591)
Gross profit...................................     (539)    (3,275)     (5,740)    (4,668)
Net income.....................................     (333)    (2,030)     (3,540)    (3,157)
Earnings per common and common equivalent share
   Basic.......................................   $   --    $ (0.03)   $  (0.05)  $  (0.05)
   Diluted.....................................   $(0.01)   $ (0.03)   $  (0.06)  $  (0.04)

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