Form 10-K/A
period 1999-12-31
HANOVER COMPRESSOR CO /
filed 2002-12-23
CIK 909413

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                 Form 10-K/A-2

                               -----------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from         to         .

                          Commission File No. 1-3071

                               -----------------

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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange in
                Title of each class         which registered
                -------------------         ----------------
              Common Stock, $.001 par   New York Stock Exchange,
                       value                      Inc.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 18, 2000 (filed on April 19, 2000) are incorporated by reference into Part II, as indicated herein.

   The Index to Exhibits is on page E-1.

================================================================================

                               EXPLANATORY NOTE

   Hanover Compressor Company (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 1999 in order to restate the Consolidated Financial Statements and make appropriate conforming revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In April 2002, the Company restated its financial statements based upon an investigation that was conducted by counsel under the direction of the Audit Committee. The net effect of this restatement was as follows: (i) a decrease in revenues of $37.7 million, from 603.8 million to 566.1 million; (ii) a decrease in income before income taxes of $12.0 million, from $93.5 million to $81.5 million; (iii) a decrease in net income of $7.5 million, from $58.7 million to $51.2 million; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted for the year ended December 31, 2000. While the Company did not believe any additional matters would require restatement when it made its April 2002 restatement, and although the amounts involved in the November 2002 restatement are small in the context of the Company's overall revenues and net income, additional information came to light as part of the investigation conducted by a special committee of the Board since the April 2002 restatement that made the November 2002 restatement appropriate under the circumstances.

   Subsequent to the April 2002 restatement, a special committee of the Board of Directors together with the Audit Committee of the Board and Company management, aided by outside legal counsel, completed an extensive investigation of certain transactions recorded during 2001, 2000 and 1999, including those transactions restated by the Company in April 2002. As a result of this investigation, the Company determined, with the concurrence of its independent accountants, to restate its 2001, 2000 and 1999 financial statements for several transaction, including one that was the subject of the April 2002 restatement. The net effect of this restatement for the year ended December 31, 2001 was as follows: (i) a decrease in revenues of $7.5 million, from $1,078.2 million to $1,070.7 million; (ii) a decrease in income before income taxes of $0.4 million, from $117.4 million to $117.0 million; (iii) a decrease in net income of $0.2 million, from $72.6 million to $72.4 million; and (iv) a decrease in diluted earnings per common share of $0.01.The net effect of this restatement for the year ended December 31, 2000 was as follows:
(i) a decrease in revenues of $3.3 million, from $566.1 million to $562.8 million; (ii) a decrease in income before income taxes of $2.5 million, from $81.5 million to $79.0 million; (iii) a decrease in net income of $1.6 million, from $51.2 million to $49.6 million; and (iv) a decrease in earnings per common share of $0.03 basic and $0.02 diluted. The net effect of this restatement for the year ended December 31, 1999 was as follows: (i) a decrease in revenue of $5.1 million, from $317.0 million to $311.9 million; (ii) a decrease in income before income taxes of $3.1 million, from $63.6 million to $60.5 million; (iii) a decrease in net income of $1.9 million, from $40.4 million to $38.5 million; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted. For additional detail concerning the transactions involved in the restatements and their impact on the 1999 Consolidated Financial Statements, see Note 19 of the Notes to Consolidated Financial Statements.

   The Company has provided, and will continue to provide, information concerning its internal investigations to the Securities and Exchange Commission.

                          HANOVER COMPRESSOR COMPANY

                               TABLE OF CONTENTS

                                        PART II
                                                                                          Page
                                                                                          ----
ITEM 6
   Selected Financial Data...............................................................   4

ITEM 7
   Management's Discussion and Analysis of Financial Condition and Results of Operations.   6

ITEM 8
   Financial Statements and Supplementary Data...........................................  11

                                        PART IV

ITEM 14
   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  11

Item 6.  Selected Financial Data

                     SELECTED FINANCIAL DATA (HISTORICAL)
           (Dollars and shares in thousands, except per share data)

   The following table presents certain selected financial data for the Company for each of the five years in the period ended December 31, 1999. Certain financial data for the years presented have been restated as described in Notes 18 and 19 to the Consolidated Financial Statements. The selected financial data have been derived from the audited consolidated financial statements of the Company. The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company.

                                                             Year Ended December 31,
                                                 -----------------------------------------------
                                                 1999(7)     1998   1997(6)   1996(6)  1995(1)(6)
                                                 --------  -------- -------- --------  ----------
                                                 Restated
Income Statement Data:
Revenues:
   Rentals...................................... $192,655  $147,609 $100,685 $ 72,897   $43,859
   Parts and service............................   31,073    23,870   10,254    6,458     4,495
   Compressor fabrication.......................   52,531    67,453   49,764   28,764    29,593
   Production equipment fabrication.............   27,255    37,466   37,052   26,903    16,960
   Gain on sale of property, plant & equipment..    5,927     2,552      148      352       412
   Other........................................    2,497     3,007      895      637       645
                                                 --------  -------- -------- --------   -------
Total revenues..................................  311,938   281,957  198,798  136,011    95,964
                                                 --------  -------- -------- --------   -------
Expenses:
   Rentals......................................   64,949    49,386   35,113   26,012    13,691
   Parts and service............................   20,312    17,341    6,360    4,788     4,122
   Compressor fabrication.......................   43,663    58,144   41,584   24,657    25,265
   Production equipment fabrication.............   20,278    25,781   26,375   19,574    13,178
   Selling, general and administrative..........   33,782    26,626   21,514   16,711    13,555
   Depreciation and amortization(2).............   37,337    37,154   28,439   20,722    13,494
   Leasing expense..............................   22,090     6,173       --       --        --
   Interest expense.............................    8,786    11,716   10,728    6,594     4,560
   Distributions on mandatorily redeemable
     convertible preferred securities...........      278        --       --       --        --
                                                 --------  -------- -------- --------   -------
       Total expenses...........................  251,475   232,321  170,113  119,058    87,865
                                                 --------  -------- -------- --------   -------
Income before income taxes......................   60,463    49,636   28,685   16,953     8,099
Provision for income taxes......................   22,008    19,259   11,043    6,730     3,109
                                                 --------  -------- -------- --------   -------
Net income......................................   38,455    30,377   17,642   10,223     4,990

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment......     (463)      152       --       --        --
                                                 --------  -------- -------- --------   -------
Comprehensive income............................ $ 37,992  $ 30,529 $ 17,642 $ 10,223   $ 4,990
                                                 ========  ======== ======== ========   =======

Net income available to common stockholders:
   Net Income................................... $ 38,455  $ 30,377 $ 17,642 $ 10,223   $ 4,990
   Dividends on Series A and Series B preferred
     stock......................................       --        --       --   (1,773)     (832)
   Series A preferred stock exchange............       --        --       --   (3,794)       --
   Series B preferred stock conversion..........       --        --       --   (1,400)       --
                                                 --------  -------- -------- --------   -------
Net income available to common stockholders..... $ 38,455  $ 30,377 $ 17,642 $  3,256   $ 4,158
                                                 ========  ======== ======== ========   =======

                                                                Year Ended December 31,
                                                 ----------------------------------------------------
                                                 1999(7)     1998     1997(6)     1996(6)   1995(1)(6)
                                                 --------  --------  ---------  --------    ----------
                                                 Restated
Weighted average common and common equivalent
  shares outstanding:...........................
   Basic(5).....................................   57,048    56,936     51,246    40,996       28,746
                                                 --------  --------  ---------  --------     --------
   Diluted(5)...................................   61,054    60,182     54,690    44,046       30,716
                                                 --------  --------  ---------  --------     --------
Earnings per common share:
Basic(5)........................................ $   0.67  $   0.53  $    0.34  $   0.08     $   0.14
                                                 ========  ========  =========  ========     ========
Diluted(5)...................................... $   0.63  $   0.50  $    0.32  $   0.07(3)  $   0.14
                                                 ========  ========  =========  ========     ========
Other Data:
   EBITDA (4)................................... $128,954  $104,679  $  67,852  $ 44,269     $ 26,153
                                                 ========  ========  =========  ========     ========

Cash flows provided by (used in):
   Operating activities......................... $ 71,610  $ 31,147  $  32,219  $ 20,276     $  9,088
   Investing activities.........................  (95,502)  (14,699)  (164,490)  (87,683)     (68,474)
   Financing activities.........................   18,218    (9,328)   129,510    71,740       62,206
Balance Sheet Data (end of period):
   Working capital.............................. $103,431  $113,264  $  58,027  $ 41,513     $ 23,270
   Net property, plant and equipment............  498,877   392,498    394,070   266,406      198,074
   Total assets.................................  753,387   614,590    506,452   341,387      252,313
   Long-term debt...............................   69,681   156,943    158,838   122,756       50,451
   Mandatorily redeemable convertible preferred
     securities.................................   86,250        --         --        --           --
   Preferred stockholders' equity...............       --        --         --        --       26,894
   Common stockholders' equity..................  365,928   315,470    287,028   176,113      138,678

--------
(1) The selected historical financial information includes the results of operations of the Company and its wholly-owned subsidiaries. During 1995, the Company acquired Astra Resources Compression, Inc., a significant subsidiary.
(2) In order to more accurately reflect the estimated useful lives of natural gas compressor units in the rental fleet; effective January 1, 1996 the Company changed the lives over which these units are depreciated from 12 to 15 years. The effect of this change was a decrease in depreciation expense of $2.6 million and an increase in net income of $1.5 million ($.03 per diluted common share) for the year ended December 31, 1996.
(3) Diluted earnings per share in 1996 was $.23 per share before the effects of charging retained earnings for $1.8 million relating to dividends on redeemable preferred stock and one time charges to retained earnings for
    (i) $3.8 million related to the exchange of all Series A preferred stock for subordinated notes and (ii) $1.4 million related to the conversion of all Series B preferred stock to Common Stock.
(4) EBITDA consists of the sum of consolidated net income before interest expense, lease expense, distributions on mandatorily redeemable convertible preferred securities, income tax, and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of its operating performance and is also used to measure the Company's ability to meet debt service requirements. EBITDA should not be considered as an alternative performance measure prescribed by generally accepted accounting principles.
(5) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.
(6) Restated as discussed in Note 18 to the Consolidated Financial Statements. The net effect of the restatement on the periods presented was an increase in selling, general and administrative expenses of $732,000, $272,000, and $1,013,000; a decrease in net income of $461,000, $158,000, and $624,000;
    and a decrease in
   earnings per common share of basic: $.01, $.00 and $.03 and diluted: $.01, $.01, and $.02 for the years ended December 31, 1997, 1996 and 1995, respectively.
(7) November 2002 Restatement-Subsequent to the April 2002 restatement, a special committee of the Board of Directors, together with the Audit Committee and Company management, aided by outside legal counsel, completed an extensive investigation of certain transactions recorded in 2001, 2000 and 1999, including those transactions restated by the Company in April 2002. The April 2002 restatement had no impact on the Company's 1999 results of operations, cash flows or financial position. As a result of this investigation, the Company determined, with the concurrence of its independent accountants, to restate its financial statements for several transactions. The net effect of this restatement for the year ended December 31, 1999 was as follows: (i) a decrease in revenues of $5,090,000, from $317,028,000 to $311,938,000; (ii) a decrease in income before income taxes of $3,123,000, from $63,586,000 to $60,463,000; (iii) a decrease in net income of $1,986,000, from $40,441,000 to $38,455,000; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted. See
    Note 19 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion has been updated to reflect the restated results of operations, cash flows and financial position, see Note 19 in the Notes to Consolidated Financial Statements for details regarding the restatement. Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

General

   The Company's operations consist of providing gas compression services through renting, maintaining and operating natural gas compressors and engineering, fabricating and selling gas compression and oil and gas production equipment. See "Business".

   The following table summarizes the Company's revenues, expenses and gross profit percentages (Dollars in millions):

                                               Year ended December 31,
                                               ----------------------
                                                1999    1998    1997
                                               ------  ------  ------
          Revenues:
             Rentals--Domestic................ $136.5  $107.4  $ 78.7
             Rentals--International...........   56.2    40.2    22.0
             Parts and service................   31.1    23.9    10.3
             Compressor fabrication...........   52.5    67.5    49.8
             Production equipment fabrication.   27.2    37.5    37.1
             Other............................    8.4     5.5     0.9
                                               ------  ------  ------
                 Total........................ $311.9  $282.0  $198.8
                                               ======  ======  ======

          Expenses:
             Rentals--Domestic................ $ 46.2  $ 36.6  $ 27.5
             Rentals--International...........   18.7    12.9     7.6
             Parts and service................   20.3    17.3     6.3
             Compressor fabrication...........   43.7    58.1    41.6
             Production equipment fabrication.   20.3    25.8    26.4
                                               ------  ------  ------
                 Total........................ $149.2  $150.7  $109.4
                                               ======  ======  ======

          Gross profit percentage:
             Rentals--Domestic................   66.1%   66.0%   65.0%
             Rentals--International...........   66.6%   68.1%   65.5%
             Parts and service................   34.6%   27.4%   38.0%
             Compressor fabrication...........   16.9%   13.8%   16.4%
             Production equipment fabrication.   25.6%   31.2%   28.8%

Year ended December 31, 1999 compared to year ended December 31, 1998.

  Revenues

   The Company's total revenues increased by $29.9 million, or 11%, to $311.9 million during 1999 from $282.0 million during 1998. The increase resulted from growth of the Company's natural gas compressor rental fleet but was offset by decreases in compressor fabrication and production equipment fabrication revenues.

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

   Revenue from parts and service increased by $7.2 million, or 30% to $31.1 million during 1999 from $23.9 million during 1998. Revenues from the fabrication and sale of compressor equipment to third parties decreased by $15.0 million, or 22%, to $52.5 million during 1999 from $67.5 million during 1998. An aggregate of 147,000 horsepower was sold during 1999. In addition, 130,000 horsepower was fabricated and placed in the rental fleet during 1999. The Company believes the revenue decrease during 1999 was due in part to a project where a customer supplied its own engines, which are typically provided by the Company, and in part to lower energy prices earlier in 1999, which reduced the demand for compressors thereby adversely impacting sales prices.

   Revenues from the fabrication and sale of production equipment decreased by $10.3 million, or 27%, to $27.2 million during 1999 from $37.5 million during 1998 primarily due to the decline in well completions resulting from lower energy prices during the first half of 1999.

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

  Expenses

   Operating expenses of the rentals segments increased by $15.5 million, or 31% to $64.9 million during 1999 from $49.4 million during 1998. The increase resulted primarily from the corresponding 31% increase in revenues from rentals over the corresponding period in 1998. The gross profit percentage from rentals was 66% during 1999 and 67% during 1998. Operating expenses of parts and service increased $3.0 million, or 17% to $20.3 million during 1999 from $17.3 million during 1998. The gross profit percentage from parts and service increased to 35% during 1999 from 27% in 1998. Operating expenses of compressor fabrication decreased by $14.4 million, or 25% to $43.7 million from $58.1 million during 1998. The gross profit margin on compression fabrication increased to 17% during 1999, from 14% during 1998. Production equipment fabrication operating expenses decreased by $5.5 million, or 21%, during 1999 to $20.3 million from $25.8 million during 1998. The decrease in operating expenses is reflective of the corresponding change in production equipment fabrication revenues during 1999. The gross profit margin attributable to production equipment fabrication decreased to 26% during 1999, from 31% during 1998.

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

  Income Taxes

   The provision for income taxes increased by $2.7 million, or 14%, to $22.0 million during 1999 from $19.3 million during 1998. The increase resulted primarily from the corresponding increase in income before taxes. The Company's effective income tax rate was approximately 36.4% during 1999 and 38.8% during 1998. The decrease in average effective income rates is due to expected benefits from a foreign sales corporation established in 1998.

  Net Income and Earnings Per Share

   Net income increased $8.1 million, or 27%, to $38.5 million for 1999 from $30.4 million in 1998 for the reasons discussed above.

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

   Depreciation and amortization expense increased by $8.7 million, or 31% during 1998 to $37.1 million as the Company continued to expand its rental fleet with capital expenditures and net business acquisitions that amounted to approximately $212.0 million. In addition, the company sold certain compression equipment with a book value of approximately $158.0 million in July, 1998 under a sale and leaseback arrangement. See "LIQUIDITY AND CAPITAL RESOURCES" for a description of the Equipment Lease. Consequently, the Company incurred compression equipment lease expense of $6.2 million during 1998. As a result of the Equipment Lease, the Company expects to incur annual operating lease expense of approximately $14 million.

Interest expense increased by $1.0 million, or 9% during 1998 to $11.7 million.

  Income Taxes

   The Company's effective income tax rate was approximately 38.8% during 1998 and 38.5% during 1997. The provision for income taxes increased by $8.2 million, or 74%, during 1998 to $19.3 million as a result of income before income taxes increasing by 73% during 1998 over 1997.

  Net Income and Earnings Per Share

   Net income increased $12.8 million, or 72%, to $30.4 million for 1998 from $17.6 million in 1997 for the reasons discussed above. Weighted average shares outstanding was affected by the additional shares issued in conjunction with the Company's initial public offering which were outstanding for all of 1998.

Liquidity and capital resources

   In June 1999 and in July 1998, the Company completed two individual $200 million sale and leaseback transactions of certain compression equipment. The transactions are recorded as a sale and leaseback of the equipment and are recorded as operating leases. Under both agreements, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment at fair market value. The Company has substantial residual value guarantees under the agreements (approximately $333 million for both transactions) that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of the Company's purchase options. The equipment sold in the June 1999 transaction had a book value of approximately $162 million and resulted in a gain of approximately $38 million. The equipment sold in the July 1998 transaction had a book value of $158 million and resulted in a gain of approximately $42 million. Both gains are deferred until the end of the respective lease terms.

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

   The Company's cash balance amounted to $5.8 million at December 31, 1999 compared to $11.5 million at December 31, 1998. Primary sources of cash during 1999 were cash provided by internal operations of $71.6 million, net proceeds of $200 million from the sale of compression equipment under the Equipment Lease and net proceeds of $82.9 million from the private offering of the Convertible Preferred Securities. Principal uses of cash during the year ended December 31, 1999 were capital expenditures of $282.9 million, business combinations and investments in unconsolidated entities of $40.2 million and $72.8 million repayment of long-term debt.

   Total current assets increased from $165.1 million at December 31, 1998 to $188.0 million at December 31, 1999 primarily as a result of increases in accounts receivable and inventories. Accounts receivable at December 31, 1999 increased by $18.4 million to $88.6 million. In addition, inventories increased by $4.1 million to $67.1 million at December 31, 1999. The increase in inventories reflects increases in parts and supplies, work in progress and finished goods as the level of activity in the Company's domestic and international rentals increased over 1998. Working capital at December 31, 1999 was also affected by an $32.8 million increase in total current liabilities at December 31, 1999 to $84.6 million. The 63% increase in total current liabilities results largely from the increase in vendor accounts payable caused by the expansion of the Company's operating activities and also due to the Subordinated Notes in the aggregate principal amount of $15.4 million becoming due on December 31, 2000.

   The amounts invested in property, plant and equipment and business combinations during 1999 was $318.3 million which resulted in the addition of approximately 391,000 horsepower to the rental fleet. At December 31, 1999, the rental fleet consisted of 1,181,000 horsepower domestically and 277,000 in the international rental fleet. Current plans are to spend in excess of $250 million during 2000, exclusive of any major acquisition, in continued expansion of the rental fleet. Historically, the Company has funded capital expenditures with a combination of internally generated cash flow, borrowings under the revolving credit facility, lease transactions and raising additional equity. As of December 31, 1999 the Company had approximately $138 million of credit capacity remaining on its $200 million Bank Credit Agreement (7.7% rate at December 31, 1999). In March 2000, the Company finalized a third sale and leaseback transaction. Under the agreement, the Company received $100 million proceeds from the sale of the compression equipment at closing and may sell an additional $100 million of equipment to the Trust during the next twelve months. The equipment sold will be leased back by the Company for a five-year period and will continue to be deployed by the Company under its normal operating procedures. Hanover has the option to repurchase the equipment from the Trust at any time. The Company feels it has adequate capital resources to fund its estimated level of capital expenditures for the year 2000.

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

  New Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. SFAS 133 is effective for the Company beginning in 2001. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the type of hedging instruments used and the effectiveness of such instruments. However management does not believe the effect of adoption will have a material effect on the Company's results of operations, cash flows or financial position.

Item 8.  Financial Statements and Supplementary Data

   In this report, the consolidated financial statements and supplementary data appearing on pages F-1 through F-25 are incorporated by reference.

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

       3. (a) EXHIBITS--The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report and such Index to Exhibits is incorporated herein by reference

           (b)  REPORTS ON FORM 8-K

              A report on Form 8-K was filed on December 3, 1999, which reported under the caption "Item 5--Other Events" that Hanover Compressor Company intends to adopt a new corporate legal structure.

              A report on Form 8-K was filed on December 3, 1999, which reported under the caption "Item 5--Other Events" the proposed private placement of $100 million of convertible trust preferred securities.

              A report on Form 8-K was filed on December 14, 1999, which reported under the caption "Item 5--Other Events" that Hanover Compressor Company had adopted a new holding company restructuring.

              A report on Form 8-K was filed on December 17, 1999, which reported under the caption "Item 5--Other Events" that Hanover Compressor Company had completed a $75 million private convertible trust preferred securities issue.

Other

   Contemporaneous with the filing of this Form 10-K/A for the year ended December 31, 1999, the Company has provided to the Securities and Exchange Commission the certifications of the chief executive officer and the chief financial officer pursuant to 18 U.S.C. Section 1359, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: December 23, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                    Date
          ---------                        -----                    ----
     /s/  CHAD C. DEATON       President and Chief Executive  December 23, 2002
-----------------------------    Officer (Principal
       Chad C. Deaton            Executive Officer and
                                 Director)

    /s/  JOHN E. JACKSON       Chief Financial Officer and    December 23, 2002
-----------------------------    Treasurer (Principal
       John E. Jackson           Financial and Accounting
                                 Officer)

   /s/  VICTOR E. GRIJALVA     Director                       December 23, 2002
-----------------------------
     Victor E. Grijalva

    /s/  TED COLLINS, JR.      Director                       December 23, 2002
-----------------------------
      Ted Collins, Jr.

   /s/  ROBERT R. FURGASON     Director                       December 23, 2002
-----------------------------
     Robert R. Furgason

    /s/  MELVYN N. KLEIN       Director                       December 23, 2002
-----------------------------
       Melvyn N. Klein

  /s/  MICHAEL A. O'CONNOR     Director                       December 23, 2002
-----------------------------
     Michael A. O'Connor

   /s/  ALVIN V. SHOEMAKER     Director                       December 23, 2002
-----------------------------
     Alvin V. Shoemaker

     /s/  I. JON BRUMLEY       Director                       December 23, 2002
-----------------------------
       I. Jon Brumley

      /s/  GORDON HALL         Director                       December 23, 2002
-----------------------------
         Gordon Hall

       /s/  RENE HUCK          Director                       December 23, 2002
-----------------------------
          Rene Huck

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

Date: December 23, 2002


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

Date: December 23, 2002


By:    /s/  JOHN E. JACKSON
       -------------------------
Name:  John E. Jackson
Title: Senior Vice President and
       Chief Financial Officer
         (Principal
       Financial and Accounting
         Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.                                               Description
-------                                             -----------

   3.1  Certificate of Incorporation of the Hanover Compressor Holding Co. (9)

   3.2  Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co. dated
          December 9, 1999. (9)

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

Exhibit
  No.                                              Description
-------                                            -----------

 10.16  Put Agreement, dated December 5th, 1995, by and between WesternResources, Inc. (formerly Astra
          Resources, Inc.) an Hanover Compressor Company and Hanover Acquisition Corporation
          (formerly Astra Resources Compression, Inc.) (1) [10.19]

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

Exhibit
  No.                                              Description
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

 10.42  Common Securities Guarantee dated as of December 15, 1999, by Hanover Compressor Company, as
          guarantor. (6) [4.11]

 10.43  Lease dated as of March 13, 2000 between Hanover Equipment Trust 2000A and the Hanover
          Compression Inc. (9)

 10.44  Guarantee dated as of March 13, 2000 and made by the Company, Hanover Compression Inc. and certain of their Subsidiaries. (9)

 10.45  Participation Agreement dated as of March 13, 2000 among the Company, the Hanover Equipment
          Trust 2000A and various banks. (9)

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

  27.1  Financial Data Schedule(9)

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

       Consolidated Statement of Income and Comprehensive Income
                                                                 F-3

       Consolidated Statement of Cash Flows.....................
                                                                 F-4, F-5

       Consolidated Statement of Common Stockholders' Equity....
                                                                 F-6

       Notes to Consolidated Financial Statements...............
                                                                 F-7

       Selected Quarterly Financial Data (unaudited)............
                                                                 F-25

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

   As described in Note 18, the December 31, 1997 consolidated financial statements have been restated to record a liability to a stockholder. As described in Note 19, the December 31, 1999 consolidated financial statements have been restated for certain revenue recognition matters.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 8, 2000, except as to
the stock split described in
Note 16 which is as of
June 14, 2000, and except for
Notes 18 and 19, as to which the dates
are February 1, 2001 and November 18, 2002, respectively.

                          HANOVER COMPRESSOR COMPANY

                          Consolidated Balance Sheet
                          December 31, 1999 and 1998

                                                                                                 1999       1998
                                                                                               --------   --------
                                                                                               (See Notes 18 and 19)
                                                                                               (in thousands, except
                                                                                                 share amounts)
                                          ASSETS
Current assets:
    Cash and cash equivalents................................................................. $  5,756   $ 11,503
    Accounts receivable, net..................................................................   88,625     70,205
    Inventory.................................................................................   67,117     63,044
    Costs and estimated earnings in excess of billings on uncompleted contracts...............    4,782      7,871
    Prepaid taxes.............................................................................   16,430      9,466
    Other current assets......................................................................    5,287      2,967
                                                                                               --------   --------
       Total current assets...................................................................  187,997    165,056
                                                                                               --------   --------
Property, plant and equipment:
    Compression equipment and facilities......................................................  521,815    422,896
    Land and buildings........................................................................   19,000     15,044
    Transportation and shop equipment.........................................................   27,616     21,667
    Other.....................................................................................   10,029     11,119
                                                                                               --------   --------
                                                                                                578,460    470,726
    Accumulated depreciation..................................................................  (79,583)   (78,228)
                                                                                               --------   --------
       Net property, plant and equipment......................................................  498,877    392,498
Intangible and other assets...................................................................   66,513     57,036
                                                                                               --------   --------
                                                                                               $753,387   $614,590
                                                                                               ========   ========
                        LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt...................................................... $ 15,967   $    444
    Accounts payable, trade...................................................................   32,308     23,361
    Accrued liabilities.......................................................................   22,065     17,599
    Advance billings..........................................................................   13,328      9,694
    Billings on uncompleted contracts in excess of costs and estimated earnings...............      898        694
                                                                                               --------   --------
       Total current liabilities..............................................................   84,566     51,792
Long-term debt................................................................................   69,681    156,943
Other liabilities.............................................................................   82,566     44,875
Deferred income taxes.........................................................................   64,396     45,510
                                                                                               --------   --------
       Total liabilities......................................................................  301,209    299,120
                                                                                               --------   --------
Commitments and contingencies (Note 15)
Mandatorily redeemable convertible preferred securities.......................................   86,250         --
Common stockholders' equity:
    Common stock, $.001 par value; 200,000,000 shares authorized; 57,505,874 and 57,180,944
     shares issued, respectively..............................................................       58         57
    Additional paid-in capital................................................................  272,944    268,977
    Notes receivable-- employee stockholders..................................................   (3,387)   (10,146)
    Accumulated other comprehensive income....................................................     (311)       152
    Retained earnings.........................................................................   98,210     59,755
    Treasury stock-- 167,394 and 351,094 common shares, respectively, at cost.................   (1,586)    (3,325)
                                                                                               --------   --------
       Total common stockholders' equity......................................................  365,928    315,470
                                                                                               --------   --------
                                                                                               $753,387   $614,590
                                                                                               ========   ========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

           Consolidated Statement of Income and Comprehensive Income
                 Years Ended December 31, 1999, 1998 and 1997

                                                                      1999          1998        1997
                                                                  -------------   --------  -------------
                                                                    Restated                  Restated
                                                                  (See Note 19)             (See Note 18)
                                                                  (in thousands, except per share amounts)
Revenues:
   Rentals.......................................................   $192,655      $147,609    $100,685
   Parts and service.............................................     31,073        23,870      10,254
   Compressor fabrication........................................     52,531        67,453      49,764
   Production equipment fabrication..............................     27,255        37,466      37,052
   Gain on sale of property, plant and equipment.................      5,927         2,552         148
   Other.........................................................      2,497         3,007         895
                                                                    --------      --------    --------
                                                                     311,938       281,957     198,798
                                                                    --------      --------    --------
Expenses:
   Rentals.......................................................     64,949        49,386      35,113
   Parts and service.............................................     20,312        17,341       6,360
   Compressor fabrication........................................     43,663        58,144      41,584
   Production equipment fabrication..............................     20,278        25,781      26,375
   Selling, general and administrative...........................     33,782        26,626      21,514
   Depreciation and amortization.................................     37,337        37,154      28,439
   Leasing expense...............................................     22,090         6,173          --
   Interest expense..............................................      8,786        11,716      10,728
   Distributions on mandatorily redeemable convertible preferred
     securities..................................................        278            --          --
                                                                    --------      --------    --------
                                                                     251,475       232,321     170,113
                                                                    --------      --------    --------
Income before income taxes.......................................     60,463        49,636      28,685
Provision for income taxes.......................................     22,008        19,259      11,043
                                                                    --------      --------    --------
Net income.......................................................     38,455        30,377      17,642
Other comprehensive income (loss), net of tax: Foreign currency
  translation adjustment.........................................       (463)          152          --
                                                                    --------      --------    --------
Comprehensive income.............................................   $ 37,992      $ 30,529    $ 17,642
                                                                    ========      ========    ========
Net income available to common stockholders......................   $ 38,455      $ 30,377    $ 17,642
                                                                    ========      ========    ========
Weighted average common and common equivalent shares outstanding
   Basic.........................................................     57,048        56,936      51,246
                                                                    ========      ========    ========
   Diluted.......................................................     61,054        60,182      54,690
                                                                    ========      ========    ========
Earnings per common share........................................
   Basic.........................................................   $   0.67      $   0.53    $   0.34
                                                                    ========      ========    ========
   Diluted.......................................................   $   0.63      $   0.50    $   0.32
                                                                    ========      ========    ========


  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     Consolidated Statement of Cash Flows
                 Years Ended December 31, 1999, 1998 and 1997

                                                                                   1999         1998        1997
                                                                               ------------- ---------  -------------
                                                                                 Restated                 Restated
                                                                               (See Note 19)            (See Note 18)
                                                                                           (in thousands)
Cash flows from operating activities:
  Net income..................................................................   $  38,455   $  30,377    $  17,642
  Adjustments:
    Depreciation and amortization.............................................      37,337      37,154       28,439
    Amortization of debt issuance costs and debt discount.....................         884         852          892
    Bad debt expense..........................................................       1,475         349          594
    Gain on sale of property, plant and equipment.............................      (3,951)     (2,552)        (148)
    Equity in income of nonconsolidated affiliates............................      (1,188)     (1,369)         206
    Deferred income taxes.....................................................      10,259      12,358        5,962
  Changes in assets and liabilities, net of effects of business combinations:
    Accounts receivable.......................................................     (18,884)    (28,337)     (13,604)
    Inventory.................................................................      (2,473)    (24,169)     (14,726)
    Costs and estimated earnings versus billings on uncompleted contracts.....       3,293      (3,000)       2,929
    Accounts payable and other liabilities....................................      11,969      14,358        7,728
    Advance billings..........................................................       3,634       2,942           51
    Other.....................................................................      (9,200)     (7,816)      (3,746)
                                                                                 ---------   ---------    ---------
       Net cash provided by operating activities..............................      71,610      31,147       32,219
                                                                                 ---------   ---------    ---------
Cash flows from investing activities:
  Capital expenditures........................................................    (282,940)   (169,498)    (150,995)
  Proceeds from sale of property, plant and equipment.........................     219,649     208,644        2,887
  Cash used for business acquisitions, net....................................     (35,311)    (42,581)      (6,287)
  Cash returned from unconsolidated subsidiary................................       8,000          --           --
  Cash used to acquire investments in unconsolidated subsidiaries.............      (4,900)    (11,264)     (10,095)
                                                                                 ---------   ---------    ---------
       Net cash used in investing activities..................................     (95,502)    (14,699)    (164,490)
                                                                                 ---------   ---------    ---------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving credit facility....................     (64,400)     (4,700)      63,681
  Proceeds from issuance of long-term debt....................................          --       2,826        5,000
  Issuance of common stock, net...............................................          --          --       92,088
  Equity issuance costs.......................................................          --          --         (687)
  Proceeds from mandatorily redeemable convertible preferred securities, net..      82,940          --           --
  Proceeds from warrant conversions and stock option exercises................         545         120           --
  Repayment of long-term debt.................................................      (8,357)     (2,226)     (31,757)
  Purchase of treasury stock..................................................          --      (5,950)          --
  Repayments of shareholder notes.............................................       7,490         602        1,185
                                                                                 ---------   ---------    ---------
       Net cash provided by (used in) financing activities....................      18,218      (9,328)     129,510
                                                                                 ---------   ---------    ---------
Effect of exchange rate changes on cash and equivalents.......................         (73)       (178)          --
                                                                                 ---------   ---------    ---------
Net increase (decrease) in cash and cash equivalents..........................      (5,747)      6,942       (2,761)
Cash and cash equivalents at beginning of year................................      11,503       4,561        7,322
                                                                                 ---------   ---------    ---------
Cash and cash equivalents at end of year......................................   $   5,756   $  11,503    $   4,561
                                                                                 =========   =========    =========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     Consolidated Statement of Cash Flows
                 Years Ended December 31, 1999, 1998 and 1997

                                                           1999     1998     1997
                                                         -------  --------  -------
                                                               (in thousands)
Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized amounts............ $ 7,897  $ 10,992  $10,069
                                                         =======  ========  =======
   Income taxes paid.................................... $12,065  $  2,249  $ 5,857
                                                         =======  ========  =======
Supplemental disclosure of noncash transactions:
   Debt issued for property, plant and equipment........                    $   379
                                                                            =======
   Property sold in exchange for note receivable........ $ 3,538  $  1,500
                                                         =======  ========
   Common stock issued in exchange for notes receivable. $   731            $ 5,163
                                                         =======            =======
Acquisitions of businesses:
   Property, plant and equipment acquired............... $39,105  $ 31,015
                                                         =======  ========
   Other noncash assets acquired........................ $ 9,711  $ 28,301
                                                         =======  ========
   Liabilities assumed.................................. $(1,578) $ (1,261)
                                                         =======  ========
   Deferred taxes....................................... $(8,627) $(12,174)
                                                         =======  ========
   Common stock issued.................................. $(3,300) $ (3,300)
                                                         =======  ========



  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

             Consolidated Statement of Common Stockholders' Equity
                 Years Ended December 31, 1999, 1998 and 1997
                       (in thousands, except share data)

                                                            Accumulated              Notes
                                Common Stock    Additional     Other               Receivable
                              -----------------  Paid-in   Comprehensive Treasury   Employee     Retained
                                Shares   Amount  Capital      Income      Stock   Stockholders   Earnings
                              ---------- ------ ---------- ------------- -------- ------------ -------------
                                                                                                 Restated
                                                                                               (See Notes 18
                                                                                                  and 19)

Balance at January 1, 1997... 45,877,082  $46    $171,319      $  --     $  (218)   $ (6,770)     $11,736
Issuance of common stock..... 10,327,686   10      92,078         --          --          --           --
Issuance of common stock to
 employees...................    529,570    1       5,162         --          --      (5,163)          --
Repayment of employee
 shareholder notes...........         --   --          --         --          --       1,185           --
Net income...................         --   --          --         --          --          --       17,642
                              ----------  ---    --------      -----     -------    --------      -------
Balance at December 31,
 1997........................ 56,734,338   57     268,559         --        (218)    (10,748)      29,378
Conversion of warrants.......    396,960   --                     --          --          --           --
Exercise of stock options....     49,646   --         120         --          --          --           --
Other comprehensive
 income......................         --   --          --        152          --          --           --
Purchase of 588,400 treasury
 shares, at cost.............         --   --          --         --      (5,950)         --           --
Issuance of 300,000 treasury
 shares at $11.00 per share..         --   --         457         --       2,843          --           --
Repayment of employee
 shareholder notes...........         --   --          --         --          --         602           --
Other........................         --   --        (159)        --          --          --           --
Net income...................         --   --          --         --          --          --       30,377
                              ----------  ---    --------      -----     -------    --------      -------
Balance at December 31,
 1998........................ 57,180,944   57     268,977        152      (3,325)    (10,146)      59,755
Conversion of warrants.......     52,678    1          --         --          --          --           --
Exercise of stock options....    197,352   --         545         --          --          --           --
Other comprehensive loss.....         --   --          --       (463)         --          --           --
Issuance of common stock to
 employees...................     74,900   --         731         --          --        (731)          --
Issuance of 183,700 treasury
 shares at $17.96 per share..         --   --       1,561         --       1,739          --           --
Repayment of employee
 shareholder notes...........         --   --          --         --          --       7,490           --
Income tax benefit from stock
 options exercised...........         --   --       1,176         --          --          --           --
Other........................         --   --         (46)        --          --          --           --
Net income...................         --   --          --         --          --          --       38,455
                              ----------  ---    --------      -----     -------    --------      -------
Balance at December 31,
 1999........................ 57,505,874  $58    $272,944      $(311)    $(1,586)   $ (3,387)     $98,210
                              ==========  ===    ========      =====     =======    ========      =======

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

  Property, Plant and Equipment

   Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

             Compression equipment and facilities.... 4 to 25 years
             Buildings...............................      30 years
             Transportation, shop equipment and other 3 to 12 years

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997

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

                       December 31, 1999, 1998 and 1997


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

                                                    Years Ended
                                                   December 31,
                                              -----------------------
                                                 1999        1998
                                              ----------- -----------
                                               Restated
                                              (unaudited) (unaudited)
           Revenue...........................  $317,912    $308,870
           Net income........................    38,426      31,391
           Earnings per common share--basic..  $   0.67    $   0.55
           Earnings per common share--diluted  $   0.63    $   0.52

  Year Ended December 31, 1997

   In September 1997, Hanover purchased Wagner Equipment, Inc. and Gas Tech Compression Services, Inc. for approximately $6,287,000 in cash. Results of operations for 1997 were not materially impacted by the transaction.

3.  Inventory

   Inventory consisted of the following amounts (in thousands):

                                           December 31,
                                         ----------------
                                           1999    1998
                                         -------- -------
                                         Restated
                      Parts and supplies $44,613  $32,808
                      Work in progress..  18,677   19,962
                      Finished goods....   3,827   10,274
                                         -------  -------
                                         $67,117  $63,044
                                         =======  =======

4.  Compressor and Production Equipment Fabrication Contracts

   Costs, estimated earnings and billings on uncompleted contracts are as follows (in thousands):

                                                      December 31,
                                                   -----------------
                                                     1999     1998
                                                   -------  --------
           Costs incurred on uncompleted contracts $11,041  $ 18,605
           Estimated earnings.....................   2,150     3,488
                                                   -------  --------
                                                    13,191    22,093
           Less--billings to date.................  (9,307)  (14,916)
                                                   -------  --------
                                                   $ 3,884  $  7,177
                                                   =======  ========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


   Presented in the accompanying financial statements as follows (in thousands):

                                                                             December 31,
                                                                            --------------
                                                                             1999    1998
                                                                            ------  ------
Costs and estimated earnings in excess of billings on uncompleted contracts $4,782  $7,871
Billings on uncompleted contracts in excess of costs and estimated earnings   (898)   (694)
                                                                            ------  ------
                                                                            $3,884  $7,177
                                                                            ======  ======

5.  Intangible and Other Assets

   Intangible and other assets consisted of the following (in thousands)

                                                           December 31,
                                                         ----------------
                                                           1999     1998
                                                         -------  -------
      Goodwill.......................................... $33,613  $26,686
      Investments in unconsolidated subsidiaries........  18,892   24,104
      Deferred debt issuance and other transaction costs  10,317    4,957
      Notes receivable..................................   9,214    3,799
      Other.............................................   1,862    3,237
                                                         -------  -------
                                                          73,898   62,783
      Accumulated amortization..........................  (7,385)  (5,747)
                                                         -------  -------
                                                         $66,513  $57,036
                                                         =======  =======

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


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

6.  Accrued Liabilities

   Accrued liabilities are comprised of the following (in thousands):

                                                 December 31,
                                                ---------------
                                                 1999    1998
                                                ------- -------
                 Accrued salaries and wages.... $   224 $ 1,055
                 Accrued bonuses...............   1,669   1,539
                 Accrued income and other taxes   8,033   6,105
                 Accrued leasing expense.......   3,496   2,336
                 Accrued other                    8,643   6,564
                                                ------- -------
                                                $22,065 $17,599
                                                ======= =======

7.  Long-Term Debt

   Long-term debt consisted of the following (in thousands):

                                                                                       December 31,
                                                                                    ------------------
                                                                                      1999      1998
                                                                                    --------  --------
Revolving credit facility.......................................................... $ 62,100  $126,500
Subordinated promissory notes, net of unamortized discount of $289 and
  $855.............................................................................   15,364    22,648
Real estate mortgage, interest at 7.5%, collateralized by certain land and
  buildings, payable through 2002..................................................    4,250     4,583
Other, interest at various rates, collateralized by equipment and other assets, net
  of unamortized discount..........................................................    3,934     3,656
                                                                                    --------  --------
                                                                                      85,648   157,387
Less--current maturities...........................................................  (15,967)     (444)
                                                                                    --------  --------
                                                                                    $ 69,681  $156,943
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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


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

8.  Leasing Transactions

   In June 1999 and in July 1998, the Company completed two individual $200,000,000 sale and leaseback transactions of certain compression equipment. The transactions are recorded as a sale and leaseback of the equipment and are recorded as operating leases. Under both agreements, the equipment was sold and leased back by the Company for a 5 year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has options to repurchase the equipment at fair market value. The Company has substantial residual value guarantees under the agreements (approximately $333,000,000 for both transactions) that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of the Company's purchase options. The equipment sold in the June 1999 transaction had a book value of approximately $162,014,000 and resulted in a gain of approximately $37,986,000. The equipment sold in the July 1998 transaction had a book value of $158,007,000 and resulted in a gain of approximately $41,993,000. Both gains are deferred until the end of the respective lease terms. Should the Company not exercise its purchase options under the agreements, the deferred gains will be recognized to the extent they exceed any required payments under the residual value guarantees and any other requirements under the agreements. The Company incurred transaction costs of approximately $1,799,000 and $1,423,000 for the 1999 and 1998 transactions, respectively. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


9.  Income Taxes

   The components of income before income taxes were as follows (in thousands):

                                Years ended December 31,
                                ------------------------
                                  1999    1998    1997
                                -------- ------- -------
                                Restated
                       Domestic $44,618  $39,160 $22,864
                       Foreign.  15,845   10,476   5,821
                                -------  ------- -------
                                $60,463  $49,636 $28,685
                                =======  ======= =======

   The provision for income taxes consisted of the following (in thousands):

                                         Years Ended December 31,
                                         ------------------------
                                           1999    1998     1997
                                         -------- ------- -------
                                         Restated
              Current tax expense:
                 Federal................ $ 6,958  $ 3,421 $ 3,308
                 State..................   1,412    1,741   1,281
                 Foreign................   3,379    1,739     492
                                         -------  ------- -------
                     Total current......  11,749    6,901   5,081
                                         -------  ------- -------
              Deferred tax expense:
                 Federal................   9,533   10,312   4,272
                 State..................     151       85     (23)
                 Foreign................     575    1,961   1,713
                                         -------  ------- -------
                     Total deferred.....  10,259   12,358   5,962
                                         -------  ------- -------
              Total provision........... $22,008  $19,259 $11,043
                                         =======  ======= =======

   The income tax expense for 1999, 1998 and 1997 resulted in effective tax rates of 36.4%, 38.8% and 38.5%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                       Years Ended December 31
                                                      ------------------------
                                                        1999    1998     1997
                                                      -------- ------- -------
                                                      Restated
Federal income tax at statutory rates................ $21,163  $17,373 $10,040
State income taxes, net of federal income tax benefit   1,016    1,187     817
Foreign income taxes.................................     211       33     226
Other, net...........................................    (382)     666     (40)
                                                      -------  ------- -------
                                                      $22,008  $19,259 $11,043
                                                      =======  ======= =======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                      December 31,
                             -                     ------------------
                                                     1999      1998
                                                   --------  --------
                                                   Restated
          Deferred tax assets:
             Net operating losses................. $  8,582  $  3,345
             Alternative minimum tax carryforward.   19,005    13,276
             Other................................    2,391     4,457
                                                   --------  --------
          Gross deferred tax assets...............   29,978    21,078
                                                   --------  --------
          Deferred tax liabilities:
             Property, plant and equipment........  (82,764)  (58,249)
             Other................................  (11,610)   (8,339)
                                                   --------  --------
          Gross deferred tax liabilities..........  (94,374)  (66,588)
                                                   --------  --------
                                                   $(64,396) $(45,510)
                                                   ========  ========

   The Company has net operating loss carryforwards at December 31, 1999 of $24,500,000 expiring in 2006 to 2018. In addition, the Company has an alternative minimum tax credit carryforward of $19,005,000 that does not expire.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


11.  Common Stockholders' Equity

  Notes Receivable--Employee Stockholders

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

   See Notes 1, 2, 5, 12 and 16 for a description of other common stock transactions.

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

                                  Year 1  10%
                                  Year 2  30%
                                  Year 3  60%
                                  Year 4 100%

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


   The following is a summary of stock option activity for the years ended December 31, 1999, 1998 and 1997:

                                                         Weighted Average
                                                Shares   Price Per Share
                         -                    ---------  ----------------
       Options outstanding, December 31, 1996 4,800,348       $ 2.56
          Options granted.................... 2,030,646         9.75
          Options canceled...................    (2,276)        5.28
          Options exercised..................        --
                                              ---------
       Options outstanding, December 31, 1997 6,828,718         4.70
          Options granted.................... 2,095,366        10.13
          Options canceled...................   (84,008)       10.61
          Options exercised..................   (49,646)        2.40
                                              ---------
       Options outstanding, December 31, 1998 8,790,430         5.95
          Options granted....................   272,156        13.79
          Options canceled...................   (68,230)        9.72
          Options exercised..................  (197,352)        2.76
                                              ---------
       Options outstanding, December 31, 1999 8,797,004         6.24
                                              ---------

  Options Outstanding December 31, 1999

   The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

                                 Options Outstanding        Options Exercisable
                           -------------------------------- ------------------
                                       Weighted    Weighted            Weighted
                                        Average    Average             Average
                                       Remaining   Exercise            Exercise
  Range of Exercise Prices  Shares   Life in Years  Price    Shares     Price
  ------------------------ --------- ------------- -------- ---------  --------
       $0.01--$2.30....... 3,321,806      3.5       $ 2.23  3,321,806   $2.23
       $2.31--$3.48.......   842,842      4.0         2.67    842,842    2.67
       $3.49--$5.06.......   256,686      5.8         4.77    256,686    4.77
       $5.07--$6.96.......   139,880      6.7         5.94    139,880    5.94
       $9.75--$12.50...... 4,004,458      8.2        10.18  1,008,594    9.82
       $12.51--$14.50.....   231,332      9.9        14.50          0    0.00
                           ---------                        ---------
                           8,797,004                        5,569,808
                           =========                        =========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


   The weighted average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $6.10, $4.16 and $4.29, per option during 1999, 1998 and 1997, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                    1999     1998     1997
                                  -------  -------  -------
                   Expected life. 6 years  6 years  6 years
                   Interest rate.     6.0%     4.8%     6.7%
                   Volatility....   29.36%    32.6%      30%
                   Dividend yield       0%       0%       0%

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


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

                       December 31, 1999, 1998 and 1997


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

Industry Segments

                                                             Production
                          Domestic International Compressor   Equipment
                          Rentals     Rentals    Fabrication Fabrication  Other  Eliminations Consolidated
                          -------- ------------- ----------- ----------- ------- ------------ ------------
                                                     (in thousands of dollars)
1999 (Restated)
  Revenues from external
   customers............. $136,430   $ 56,225     $ 52,531     $27,255   $39,497  $      --     $311,938
  Intersegment sales.....       --      1,200       75,139       4,821    38,656   (119,816)          --
                          --------   --------     --------     -------   -------  ---------     --------
  Total revenues.........  136,430     57,425      127,670      32,076    78,153   (119,816)     311,938
  Gross profit...........   90,246     37,460        8,868       6,977    19,185         --      162,736
  Identifiable assets....  432,572    249,800       41,252      24,007     5,756         --      753,387
  Capital expenditures...  180,593     99,535        1,469       1,343        --         --      282,940
  Depreciation and
   amortization..........   24,448     11,158          702       1,029        --         --       37,337
1998:
  Revenues from external
   customers............. $107,420   $ 40,189     $ 67,453     $37,466   $29,429  $      --     $281,957
  Intersegment sales.....       --      1,200       54,369       2,902    10,735    (69,206)          --
                          --------   --------     --------     -------   -------  ---------     --------
  Total revenues.........  107,420     41,389      121,822      40,368    40,164    (69,206)     281,957
  Gross profit...........   70,850     27,373        9,309      11,685    12,088         --      131,305
  Identifiable assets....  377,090    159,214       41,189      25,594    11,503         --      614,590
  Capital expenditures...  111,289     54,830        2,524         855        --         --      169,498
  Depreciation and
   amortization..........   28,383      7,128          701         942        --         --       37,154
1997:
  Revenues from external
   customers............. $ 78,656   $ 22,029     $ 49,764     $37,052   $11,297  $      --     $198,798
  Intersegment sales.....       --      1,200       48,072         462     7,775    (57,509)          --
                          --------   --------     --------     -------   -------  ---------     --------
  Total revenues.........   78,656     23,229       97,836      37,514    19,072    (57,509)     198,798
  Gross profit...........   51,149     14,423        8,180      10,677     4,937         --       89,366
  Identifiable assets....  339,848    102,098       32,097      27,848     4,561         --      506,452
  Capital expenditures...  109,540     36,545          993       3,917        --         --      150,995
  Depreciation and
   amortization..........   23,261      3,912          554         712        --         --       28,439

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


Geographic Data

                                      United
                                      States  International Consolidated
                                     -------- ------------- ------------
                                               (in thousands)
1999 (Restated):
   Revenues from external customers. $251,800   $ 60,138      $311,938
   Identifiable assets.............. $500,414   $252,973      $753,387
1998:
   Revenues from external customers. $230,605   $ 51,352      $281,957
   Identifiable assets.............. $454,682   $159,908      $614,590
1997:
   Revenues from external customers. $176,045   $ 22,753      $198,798
   Identifiable assets.............. $406,602   $ 99,850      $506,452

18.  February 2001 Restatement

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

19.  November 2002 Restatement

   In October 2002, a special committee of the Board of Directors, together with the Audit Committee of the Board and Company management, aided by outside legal counsel, completed an extensive investigation of transactions recorded during 2001, 2000 and 1999, including those transactions restated by the Company in April 2002. The April 2002 restatement had no impact on the Company's 1999 results of operations, cash flows or financial position. As a result of this investigation, the Company determined, to restate its 1999 financial statements for several transactions. The net effect of this restatement for the year ended December 31, 1999 was as follows: (i) a decrease in revenues of $5,090,000, from $317,028,000 to $311,938,000; (ii) a decrease in income before income taxes of $3,123,000, from $63,586,000 to $60,463,000;
(iii) a decrease in net income of $1,986,000, from $40,441,000 to $38,455,000;
and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted.

   The transactions affecting the Company's 1999 results of operations, cash flows and financial position as a result of the November 2002 restatement are:
(i) sale of compression and production equipment; and (ii) a delay penalty, and are detailed below.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


   The impact of the November 2002 restatement for the year ended December 31, 1999 is summarized below:

                                                                      Sale of
                                                                    Compression
                                                                        and
                                                                    Production   Delay
                                                        As Filed     Equipment  Penalty Restated
                                                        --------    ----------- ------- --------
                                                        (in thousands, except per share amounts)
Revenues:
   Rentals............................................. $192,655      $    --    $  --  $192,655
   Parts, service and used equipment...................   34,461       (3,388)      --    31,073
   Compressor fabrication..............................   52,531           --       --    52,531
   Production and processing equipment fabrication.....   28,037         (782)      --    27,255
   Gain on sale of property, plant and equipment.......    5,927           --       --     5,927
   Other...............................................    3,417           --     (920)    2,497
                                                        --------      -------    -----  --------
       Total revenues..................................  317,028       (4,170)    (920)  311,938
                                                        --------      -------    -----  --------
Expenses:
   Rentals.............................................   64,949           --       --    64,949
   Parts, service and used equipment...................   21,724       (1,412)      --    20,312
   Compressor fabrication..............................   43,663           --       --    43,663
   Production and processing equipment fabrication.....   20,833         (555)      --    20,278
   Selling, general and administrative.................   33,782           --       --    33,782
   Depreciation and amortization.......................   37,337           --       --    37,337
   Lease expense.......................................   22,090           --       --    22,090
   Interest expense....................................    8,786           --       --     8,786
   Distributions on mandatorily redeemable convertible
     preferred Securities..............................      278           --       --       278
                                                        --------      -------    -----  --------
       Total expenses..................................  253,442       (1,967)      --   251,475
                                                        --------      -------    -----  --------
Income before income taxes.............................   63,586       (2,203)    (920)   60,463
Provision for income taxes.............................   23,145         (802)    (335)   22,008
                                                        --------      -------    -----  --------
Net income............................................. $ 40,441      $(1,401)   $(585) $ 38,455
                                                        ========      =======    =====  ========
Earnings per common share:
   Basic............................................... $   0.71                        $   0.67
   Diluted ............................................ $   0.66                        $   0.63

                                                               Restatement
                                                      As filed    Items    Restated
                                                      -------- ----------- --------
                                                             (in thousands)
Accounts receivable, net............................. $ 93,715   $(5,090)  $ 88,625
Inventory............................................   66,562       555     67,117
Property, plant and equipment, net...................  497,465     1,412    498,877
Total assets.........................................  756,510    (3,123)   753,387
Deferred income taxes................................   65,533    (1,137)    64,396
Total liabilities....................................  302,346    (1,137)   301,209
Retained earnings....................................  100,196    (1,986)    98,210
Total liabilities and common stockholders' equity....  756,510    (3,123)   753,387

                          HANOVER COMPRESSOR COMPANY

                       December 31, 1999, 1998 and 1997


Sale of Compression and Production Equipment

   In the fourth quarter of 1999, the Company recorded three transactions totaling $4,170,000 in revenue from the sale of used compression and production equipment. An additional $310,000 in revenue was recorded on one of the transactions in the second quarter of 2000. Based on further evaluation of the terms of the three transactions, the Company determined that the sales were in the nature of consignment sales and should not have recognized revenue or income on these transactions. The receivables recorded by the Company in 1999 in two of the transactions were cleared in 2000 when the Company purchased the buyer of the compression and production equipment in business acquisition transactions. The Company ultimately repurchased the equipment sold in the third transaction back from the buyer. In the second quarter of 2001, the Company resold a portion of the compression equipment originally recorded as sold in 1999 and should have recorded an additional $716,000 pre-tax expense on the sale.

Delay Penalty

   In July 1999, the Company entered into a Contract Gas Processing Master Equipment and Operating Agreement (the "Agreement") with a customer. The customer failed to satisfy certain conditions of the Agreement for which it later agreed to pay up to $1,100,000 as a delay penalty. The Company and the customer executed an addendum to the original Agreement effective February 25, 2000 whereby the customer acknowledged the amount of penalty that would be paid. In 1999, the Company recognized and recorded $920,000 of this penalty as revenue. The Company determined that the penalty should not have been recognized until it had executed the addendum to the Agreement in February 2000. Later in 2000, the Company entered into a Stock Issuance Agreement with the customer whereby the Company received an equity interest in the customer in exchange for the amount the customer owed to the Company for the delay payment.

                          HANOVER COMPRESSOR COMPANY

                 Selected Quarterly Financial Data (unaudited)

   The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                             1st     2nd     3rd     4th
                                           Quarter Quarter Quarter Quarter
                                           ------- ------- ------- -------
                                           (in thousands, except per share
                                                      amounts)
1999 Restated
 Revenue(2)............................... $64,444 $73,799 $84,462 $89,233
 Gross profit(2)..........................  36,947  38,681  43,373  43,735
 Net income(2)............................   8,639   8,482  10,388  10,946
 Earnings per common and common equivalent
 share:
   Basic(1)(2)............................  $ 0.15  $ 0.15  $ 0.18  $ 0.19
   Diluted(1)(2)..........................  $ 0.14  $ 0.14  $ 0.17  $ 0.18
1998
 Revenue.................................. $61,449 $68,933 $71,796 $79,779
 Gross profit.............................  28,411  31,963  34,841  36,090
 Net income...............................   6,251   6,972   8,048   9,106
 Earnings per common and common equivalent
 share:
   Basic(1)...............................  $ 0.11  $ 0.12  $ 0.14  $ 0.16
   Diluted(1).............................  $ 0.10  $ 0.12  $ 0.13  $ 0.15

--------
(1) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information has been restated for all periods presented to reflect this stock split.
(2) The Company restated the fourth quarter of 1999 for certain revenue recognition matters as disclosed in Note 19. The net effect of this restatement for the three months ended December 31, 1999 was as follows:
    (i) a decrease in revenues of $5.1 million, from $94.3 million to $89.2 million; (ii) a decrease in gross profit of $3.2 million, from $46.9 million to $43.7 million; (iii) a decrease in net income of $2.0 million, from $12.9 million to $10.9 million; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted.