Form 10-K/A
period 2000-12-31
HANOVER COMPRESSOR CO /
filed 2002-12-23
CIK 909413

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

                      Documents Incorporated by Reference

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 17, 2001 (filed on April 17, 2001) are incorporated by reference into Part III, as indicated herein.

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

   Subsequent to the April 2002 restatement, a special committee of the Board of Directors, together with the Audit Committee of the Board and company management, aided by outside legal counsel, completed an extensive investigation of certain transactions recorded during 2001, 2000 and 1999, including those transactions restated by the Company in April 2002. As a result of this investigation, the Company determined, with the concurrence of its independent accountants, to restate its 2001, 2000 and 1999 financial statements for several transactions, including one that was the subject of the April 2002 restatement. The net effect of this restatement for the year ended December 31, 2001 was as follows: (i) a decrease in revenues of $7.5 million, from $1,078.2 million to $1,070.7 million; (ii) a decrease in income before income taxes of $0.4 million, from $117.4 million to $117.0 million; (iii) a decrease in net income of $0.2 million, from $72.6 million to $72.4 million; and (iv) a decrease in diluted earnings per common share of $0.01. The net effect of this restatement for the year ended December 31, 2000 was as follows:
(i) a decrease in revenues of $3.3 million, from $566.1 million to $562.8 million; (ii) a decrease in income before income taxes of $2.5 million, from $81.5 million to $79.0 million; (iii) a decrease in net income of $1.6 million, from $51.2 million to $49.6 million; and (iv) a decrease in earnings per common share of $0.03 basic and $0.02 diluted. The net effect of this restatement for the year ended December 31, 1999 was as follows: (i) a decrease in revenues of $5.1 million, from $323.2 million to $318.1 million; (ii) a decrease in income before income taxes of $3.1 million, from $63.6 million to $60.5 million; (iii) a decrease in net income of $1.9 million, from $40.4 million to $38.5 million; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted. For additional detail concerning the transactions involved in the restatements and their impact on the 2000 and 1999 Consolidated Financial Statements, see Notes 19 and 20 of the Notes to Consolidated Financial Statements.

   The Company has provided, and will continue to provide, information concerning its internal investigations to the Securities and Exchange Commission.

                          HANOVER COMPRESSOR COMPANY

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                           PART II

ITEM 6
   Selected Financial Data...............................................................   3

ITEM 7
   Management's Discussion and Analysis of Financial Condition and Results of Operations.   5

ITEM 8
   Financial Statements and Supplementary Data...........................................  10

                                           PART IV

ITEM 14
   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  11

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

                                                                               Year Ended December 31,
                                                                   -----------------------------------------------
                                                                   2000(1)(2) 1999(2)     1998     1997     1996
                                                                   ---------- --------  -------- -------- --------
                                                                    Restated  Restated
Income Statement Data:
  Revenues:
   Rentals........................................................  $253,837  $192,655  $147,609 $100,685 $ 72,897
   Parts, service and used equipment..............................   129,366    39,130    29,538   10,808    8,269
   Compressor fabrication.........................................    90,270    52,531    67,453   49,764   28,764
   Production and processing equipment fabrication................    79,121    27,255    37,466   37,052   26,903
   Gain on sale of other assets...................................     1,888     4,062     1,278      189       74
   Gain on change in interest in non-consolidated affiliate.......       864        --        --       --       --
   Other..........................................................     7,440     2,497     3,007      895      637
                                                                    --------  --------  -------- -------- --------
      Total revenues..............................................   562,786   318,130   286,351  199,393  137,544
                                                                    --------  --------  -------- -------- --------
  Expenses:
   Rentals........................................................    87,992    64,949    49,386   35,113   26,012
   Parts, service and used equipment..............................    88,294    26,504    21,735    6,955    6,321
   Compressor fabrication.........................................    76,754    43,663    58,144   41,584   24,657
   Production and processing equipment fabrication................    62,684    20,278    25,781   26,375   19,574
   Selling, general and administrative............................    54,632    33,782    26,626   21,514   16,711
   Depreciation and amortization..................................    52,882    37,337    37,154   28,439   20,722
   Lease expense..................................................    45,484    22,090     6,173       --       --
   Interest expense...............................................     8,685     8,786    11,716   10,728    6,594
   Distributions on mandatorily redeemable convertible preferred
    Securities....................................................     6,369       278        --       --       --
                                                                    --------  --------  -------- -------- --------
      Total expenses..............................................   483,776   257,667   236,715  170,708  120,591
                                                                    --------  --------  -------- -------- --------
Income before income taxes........................................    79,010    60,463    49,636   28,685   16,953
Provision for income taxes........................................    29,371    22,008    19,259   11,043    6,730
                                                                    --------  --------  -------- -------- --------
Net income........................................................    49,639    38,455    30,377   17,642   10,223
Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustment........................      (146)     (463)      152       --       --
                                                                    --------  --------  -------- -------- --------
Comprehensive income..............................................  $ 49,493  $ 37,992  $ 30,529 $ 17,642 $ 10,223
                                                                    ========  ========  ======== ======== ========
Net income available to common stockholders:
   Net Income.....................................................  $ 49,639  $ 38,455  $ 30,377 $ 17,642 $ 10,223
   Dividends on Series A and Series B preferred stock.............        --        --        --       --   (1,773)
   Series A preferred stock exchange..............................        --        --        --       --   (3,794)
   Series B preferred stock conversion............................        --        --        --       --   (1,400)
                                                                    --------  --------  -------- -------- --------
Net income available to common stockholders.......................  $ 49,639  $ 38,455  $ 30,377 $ 17,642 $  3,256
                                                                    ========  ========  ======== ======== ========
Weighted average common and common equivalent shares:
   Basic(3).......................................................    61,831    57,048    56,936   51,246   40,996
                                                                    --------  --------  -------- -------- --------
   Diluted(3).....................................................    66,366    61,054    60,182   54,690   44,046
                                                                    --------  --------  -------- -------- --------
Earnings per common share:
   Basic(3).......................................................  $   0.80  $   0.67  $   0.53 $   0.34 $   0.08
                                                                    ========  ========  ======== ======== ========
   Diluted(3)(4)..................................................  $   0.75  $   0.63  $   0.50 $   0.32 $   0.07
                                                                    ========  ========  ======== ======== ========

                                                                           Year Ended December 31,
                                                             ---------------------------------------------------
                                                             2000(1)(2)  1999(2)     1998       1997      1996
                                                             ----------  --------  --------  ---------  --------
                                                              Restated   Restated
Other Data:
   EBITDA(5)................................................ $  192,430  $128,954  $104,679  $  67,852  $ 44,269
Cashflows provided by (used in):
   Operating activities..................................... $   29,746  $ 71,610  $ 31,147  $  32,219  $ 20,276
   Investing activities.....................................    (67,481)  (95,502)  (14,699)  (164,490)  (87,683)
   Financing activities.....................................     77,589    18,218    (9,328)   129,510    71,740
Balance Sheet Data (end of period):
   Working capital.......................................... $  282,730  $103,431  $113,264  $  58,027  $ 41,513
   Net property, plant and equipment........................    574,703   498,877   392,498    394,070   266,406
   Total assets.............................................  1,246,172   753,387   614,590    506,452   341,387
   Long-term debt...........................................    110,935    69,681   156,943    158,838   122,756
   Mandatorily redeemable convertible preferred securities..     86,250    86,250        --         --        --
   Common stockholders' equity..............................    628,947   365,928   315,470    287,028   176,113

--------
(1) April 2002 Restatement--In conjunction with a review of our joint ventures and other transactions conducted by counsel under the direction of the Audit Committee, we restated our financial statements for the year ended December 31, 2000. The net effect of the restatement made in April 2002 for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $37.7 million, from $603.8 million to $566.1 million; (ii) a decrease in income before income taxes of $12.0 million, from $93.5 million to $81.5 million; (iii) a decrease in net income of $7.5 million, from $58.7 million to $51.2 million; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted. See Note 19 of the Notes to Consolidated Financial Statements. See Note 20 of the Notes to Consolidated Financial Statements for information regarding the further restatement of the 2000 Financial Statements.

(2) November 2002 Restatement--Subsequent to the April 2002 restatement, a special committee of the Board of Directors, together with the Audit Committee and company management, aided by outside legal counsel, completed an extensive investigation of certain transactions recorded during 2001, 2000 and 1999, including those transactions restated by the Company in April 2002. As a result of this investigation, the Company determined, with the concurrence of its independent accountants, to restate its financial statements for several transactions, including one that was the subject of the April 2002 restatement. The net effect of this restatement for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $3.3 million, from $566.1 million to $562.8 million; (ii) a decrease in income before income taxes of $2.5 million from $81.5 million to $79.0 million;
    (iii) a decrease in net income of $1.6 million, from $51.2 million to $49.6 million; and (iv) a decrease in earnings per common share of $0.03 basic and $0.02 diluted. The net effect of this restatement for the year ended December 31, 1999 was as follows: (i) a decrease in revenues of $5.1 million, from $323.2 million to $318.1 million; (ii) a decrease in income before income taxes of $3.1 million, from $63.6 million to $60.5 million;
    (iii) a decrease in net income of $1.9 million, from $40.4 million to $38.5 million; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted. See Notes 19 and 20 of the Notes to Consolidated Financial Statements.

(3) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.

(4) Diluted earnings per share in 1996 was $.23 per share before the effects of charging retained earnings for $1.8 million relating to dividends on redeemable preferred stock and one-time charges to retained earnings for
    (i) $3.8 million related to the exchange of all Series A preferred stock for subordinated notes and (ii) $1.4 million related to the conversion of all Series B preferred stock to Common Stock.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion has been updated to reflect the restated results of operations, cash flows and financial position, see Notes 19 and 20 in "Notes to Consolidated Financial Statements" for details regarding the restatement.

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

   In September 2000, the Company acquired the compression services division of Dresser-Rand Company for $177 million in cash and common stock, subject to certain post-closing adjustments pursuant to the acquisition agreement which have resulted in an increase in the purchase price to approximately $194 million due to increases in net assets acquired. In July 2000, the Company acquired PAMCO Services International for approximately $58 million in cash and notes. In June 2000, the Company acquired Applied Process Solutions, Inc. for 2,303,294 newly issued shares of the Company's common stock. These acquisitions were included in the results of operations from their respective acquisition dates. In addition, the Company completed a two-for-one stock split effected in the form of a 100% stock dividend in June 2000. Accordingly, common stock, additional paid-in capital and all earnings per share information have been restated for all periods presented.

   The following table summarizes revenues, expenses and gross profit percentages for each of the Company's business segments (Dollars in millions):

                                                      Year ended December 31,
                                                     ------------------------
                                                     Restated Restated
                                                       2000     1999    1998
                                                     -------- -------- ------
 Revenues:
    Rentals--Domestic...............................  $172.5   $136.5  $107.4
    Rentals--International..........................    81.3     56.2    40.2
    Parts, service and used equipment...............   129.4     39.1    29.5
    Compressor fabrication..........................    90.3     52.5    67.5
    Production and processing equipment fabrication.    79.1     27.3    37.5
    Other...........................................    10.2      6.5     4.3
                                                      ------   ------  ------
        Total.......................................  $562.8   $318.1  $286.4
                                                      ======   ======  ======
 Expenses:
    Rentals--Domestic...............................  $ 60.3   $ 46.2  $ 36.6
    Rentals--International..........................    27.7     18.8    12.8
    Parts, service and used equipment...............    88.3     26.5    21.7
    Compressor fabrication..........................    76.8     43.7    58.1
    Production and processing equipment fabrication.    62.7     20.3    25.8
                                                      ------   ------  ------
        Total.......................................  $315.8   $155.5  $155.0
                                                      ======   ======  ======
 Gross profit percentage:
    Rentals--Domestic...............................    65.0%    66.1%   66.0%
    Rentals--International..........................    66.0%    66.6%   68.1%
    Parts, service and used equipment...............    31.7%    32.3%   26.4%
    Compressor fabrication..........................    15.0%    16.9%   13.8%
    Production and processing equipment fabrication.    20.8%    25.6%   31.1%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

   The Company's total revenues increased by $244.7 million, or 77%, to $562.8 million during 2000 from $318.1 million during 1999. The increase resulted from growth of the Company's natural gas compressor rental fleet and acquisitions completed during 2000.

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

   Revenues from parts, service and used equipment increased by $90.3 million, or 231% to $129.4 million during 2000 from $39.1 million during 1999. This increase is due primarily to increased marketing focus and partially from expansion of business activities through recent acquisitions. Revenues from compressor fabrication increased by $37.8 million, or 72%, to $90.3 million during 2000 from $52.5 million during 1999. An aggregate of 166,000 horsepower was sold during 2000. In addition, 168,000 horsepower was fabricated and placed in the rental fleet during 2000. The increase in horsepower produced during 2000 resulted from an increased demand for compression equipment due to higher natural gas prices.

   Revenues from production and processing equipment fabrication increased by $51.8 million, or 190%, to $79.1 million during 2000 from $27.3 million during 1999. The increase in revenues from production equipment fabrication is due primarily to the acquisition of Applied Process Solutions Inc. in June 2000.

   The Company recognized gains on sales of other assets of $1.9 million during 2000 and $4.1 million during 1999. Equity in earnings in subsidiaries increased by $2.3 million during 2000 to $3.5 million from $1.2 million during 1999. This increase was primarily due to our investment in Hanover Measurement Services Company, LP which was formed in September 1999. During 2000 the Company recorded a change in interest gain of $0.9 million resulting from an unconsolidated subsidiary stock offering to third parties. Other revenues increased by $2.6 million, or 200% to $3.9 million during 2000 from $1.3 million during 1999.

Expenses

   Operating expenses of the rentals segments increased by $23.0 million, or 35% to $88.0 million during 2000 from $65.0 million during 1999. The increase resulted primarily from the corresponding 32% increase in revenues from rentals over the corresponding period in 1999. The gross profit percentage from rentals was 65% during 2000 and 66% during 1999.

   Operating expenses of parts, service and used equipment increased $61.8 million, or 233% to $88.3 million during 2000 from $26.5 million during 1999, which relates to the 231% increase in parts and service revenue. The gross profit percentage from parts, service and used equipment was 32% during 2000 and 1999. Operating expenses of compressor fabrication increased by $33.1 million, or 76% to $76.8 million from $43.7 million during 1999. The gross profit margin on compression fabrication was 15% during 2000 and 17% during 1999. The decrease in gross profit margin for compression fabrication was attributable to the acquisition of the compression services division of Dresser-Rand Company. Production and processing equipment fabrication operating expenses increased by $42.4 million, or 209%, during 2000 to $62.7 million from $20.3 million during 1999. The gross profit margin attributable to production and processing equipment fabrication decreased to 21% during 2000, from 26% during 1999. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the acquisition of Applied Process Solutions, Inc. in June 2000, which has lower gross margins than the Company has historically experienced.

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

Income Taxes

   The provision for income taxes increased by $7.4 million, or 33%, to $29.4 million during 2000 from $22.0 million during 1999. The increase resulted primarily from the corresponding increase in income before taxes. The Company's effective income tax rate was approximately 37.2% during 2000 and 36.4% during 1999. The increase in the effective rate was primarily the result of increased income in foreign tax jurisdictions.

Net Income and Earnings Per Share

   Net income increased $11.1 million, or 29%, to $49.6 million for 2000 from $38.5 million in 1999 for the reasons discussed above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

   The Company's total revenues increased by $31.7 million, or 11%, to $318.1 million during 1999 from $286.4 million during 1998. The increase resulted from growth of the Company's natural gas compressor rental fleet but was offset by decreases in compressor fabrication and production equipment fabrication revenues.

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

   Revenues from parts, service and used equipment increased by $9.6 million, or 32% to $39.1 million during 1999 from $29.5 million during 1998. Revenues from compressor fabrication and sale of compressor equipment to third parties decreased by $15.0 million, or 22%, to $52.5 million during 1999 from $67.5 million during 1998. An aggregate of 156,000 horsepower was sold during 1999. In addition, 164,000 horsepower was fabricated and placed in the rental fleet during 1999. The Company believes the revenue decrease during 1999 was due in part to a project where a customer supplied its own engines, which are typically provided by the Company, and in part due to lower energy prices in 1999, which reduced the demand for compressors thereby adversely impacting sales prices.

   Revenues from fabrication and sale of production and processing equipment fabrication decreased by $10.2 million, or 27%, to $27.3 million during 1999 from $37.5 million during 1998 primarily due to the decline in well completions resulting from lower energy prices during the first half of 1999.

   The Company recognized gains on sales of other assets of $4.1 million during 1999 compared to $1.3 million during the 1998.

Expenses

   Operating expenses of the rentals segments increased by $15.6 million, or 32% to $65.0 million during 1999 from $49.4 million during 1998. The increase resulted primarily from the corresponding 31% increase in revenues from rentals over the corresponding period in 1998. The gross profit percentage from rentals was 66% during 1999 and 67% during 1998. Operating expenses of parts, service and used equipment increased $4.8 million, or 22% to $26.5 million during 1999 from $21.7 million during 1998. The gross profit percentage from parts, service and used equipment increased to 32% during 1999 from 26% in 1998. Operating expenses of compressor fabrication decreased by $14.4 million, or 25% to $43.7 million from $58.1 million during 1998. The gross profit margin on compression fabrication increased to 17% during 1999, from 14% during 1998. Production and processing equipment fabrication operating expenses decreased by $5.5 million, or 21%, during 1999 to $20.3 million from $25.8 million during 1998. The decrease in operating expenses is reflective of the corresponding change in production and processing equipment fabrication revenues during 1999. The gross profit margin attributable to production and processing equipment fabrication decreased to 26% during 1999, from 31% during 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash balance amounted to $45.5 million at December 31, 2000 compared to $5.8 million at December 31, 1999. Primary sources of cash during 2000 were proceeds of $372.6 million from the equipment leases, approximately $40.4 million of borrowings under the Company's credit facility and proceeds of $59.4 million from a private placement of 2 million newly issued shares of restricted common stock to an institutional investor. Principal uses of cash during the year ended December 31, 2000 were capital expenditures and business acquisitions of $469.8 million.

   Working capital increased to $282.7 million at December 31, 2000 from $103.4 million at December 31, 1999, primarily as a result of increases in accounts receivable, inventories and costs in excess of billings. The increase in these balances is due to an increased level of activity in the Company's lines of business over 1999 and the recent acquisitions. These increases were partially offset by an increase in current liabilities.

   The amount invested in property, plant and equipment including business acquisitions during 2000 was $477.7 million which resulted in the addition of approximately 693,000 horsepower to the rental fleet. At December 31, 2000, the rental fleet consisted of 1,741,000 horsepower domestically and 410,000 in the international rental fleet. Current plans are to spend approximately $318.3 million for capital expenditures during 2001, exclusive of any major acquisitions. In March 2001, the Company completed its purchase of OEC Compression Corporation for approximately 1,141,000 shares of the Company's common stock and the assumption of approximately $61.9 million in debt.

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

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The statement was effective for the Company's fourth quarter of 2000. The Company is in compliance with the provisions of SAB No. 101.

Item 8.  Financial Statements and Supplementary Data

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

       Report of Independent Accountants.......................... F-1
       Consolidated Balance Sheet................................. F-2
       Consolidated Statement of Income and Comprehensive Income.. F-3
       Consolidated Statement of Cash Flows....................... F-4, F-5
       Consolidated Statement of Stockholders' Equity............. F-6
       Notes to Consolidated Financial Statements................. F-7
       Selected Quarterly Financial Data (unaudited).............. F-33

             2.  Financial Statement Schedule

       Schedule II--Valuation and Qualifying Accounts............. S-1

      3.  Exhibits.

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

 10.3   Management Fee Letter, dated November 14, 1995 between GKH Partners, L.P. and the
        Company (1) [10.3]

 10.4   Hanover Compressor Company Senior Executive Stock Option Plan (1) [10.4]

 10.5   1993 Hanover Compressor Company Management Stock Option Plan (1) [10.5]

Exhibit
Number                                            Description
-------                                           -----------
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

 10.26  Lease Supplement No. 1 dated as of July 22, 1998 between the Trust and the Company. (3) [10.6]
        and various banks (9) [10.45]

 10.27  1998 Stock Option Plan (4) [10.7]

 10.28  December 10, 1998 Stock Option Plan (5)

 10.29  1999 Stock Option Plan (5)

Exhibit
Number                                             Description
-------                                            -----------
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

Exhibit
Number                                             Description
-------                                            -----------
 10.50  Amendment No. 2 dated as of October 24, 2000, to Agreement and Plan of Merger by and among
        Hanover Compressor Company, APSI Acquisition Corporation and Applied Process Solutions, Inc.
        (12)[10.50]

 10.51  Purchase Agreement dated as of July 11, 2000 among Hanover Compressor Company, Hanover
        Compression Inc., Dresser-Rand Company and Ingersoll-Rand Company (11) [99.2]

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

Other

   Contemporaneous with the filing of this Form 10-K/A for the year ended December 31, 2000, the Company has provided to the Securities and Exchange Commission the certifications of the chief executive officer and the chief financial officer pursuant to 18 U.S.C. Section 1359, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HANOVER COMPRESSOR COMPANY


                                                  /S/  CHAD C. DEATON
                                          By: __________________________________
                                                       Chad C. Deaton
                                               President and Chief Executive
                                                          Officer

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

    /S/  JOHN E. JACKSON       Chief Financial Officer        December 23, 2002
-----------------------------    (Principal Financial and
       John E. Jackson           Accounting Officer)

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hanover Compressor Company

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 11, present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page 11, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Notes 19 and 20, the December 31, 2000 and 1999 consolidated financial statements have been restated for certain revenue recognition matters.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 30, 2001, except for Notes 19 and 20, as to which the dates are April 15, 2002 and November 18, 2002, respectively.

                          HANOVER COMPRESSOR COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                                                      December 31,
                                                                                  -----------------------
                                                                                   Restated     Restated
                                                                                  (See Notes      (See
                                                                                  19 and 20)    Note 20)
                                                                                     2000         1999
                                     ASSETS                                       ----------    --------
                                                                                     (in thousands,
                                                                                  except for par value and
                                                                                     share amounts)
Current assets:
   Cash and cash equivalents..................................................... $   45,484    $  5,756
   Accounts receivable, net......................................................    221,059      88,625
   Inventory.....................................................................    144,692      67,117
   Costs and estimated earnings in excess of billings on uncompleted contracts...     24,976       4,782
   Prepaid taxes.................................................................     19,948      16,430
   Other current assets..........................................................     12,384       5,287
                                                                                   ----------   --------
       Total current assets......................................................    468,543     187,997
Property, plant and equipment, net...............................................    574,703     498,877
Goodwill, net....................................................................    138,673      29,791
Intangible and other assets......................................................     64,253      36,722
                                                                                   ----------   --------
          Total assets........................................................... $1,246,172    $753,387
                                                                                   ==========   ========

                             LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......................................... $    2,423    $ 15,967
   Short-term notes payable......................................................     10,073          --
   Accounts payable, trade.......................................................     88,651      32,308
   Accrued liabilities...........................................................     46,705      22,065
   Advance billings..............................................................     32,292      13,328
   Billings on uncompleted contracts in excess of costs and estimated earnings...      5,669         898
                                                                                   ----------   --------
       Total current liabilities.................................................    185,813      84,566
Long-term debt...................................................................    110,935      69,681
Other liabilities................................................................    132,895      82,566
Deferred income taxes............................................................    101,332      64,396
                                                                                   ----------   --------
       Total liabilities.........................................................    530,975     301,209
                                                                                   ----------   --------
Commitments and contingencies (Note 16)
Mandatorily redeemable convertible preferred securities..........................     86,250      86,250
Common stockholders' equity:
   Common stock, $.001 par value; 200,000,000 shares authorized; 66,454,703 and
     57,505,874 shares issued, respectively......................................         66          58
   Additional paid-in capital....................................................    483,737     272,944
   Notes receivable--employee stockholders.......................................     (1,531)     (3,387)
   Accumulated other comprehensive income........................................       (457)       (311)
   Retained earnings.............................................................    147,849      98,210
   Treasury stock--75,739 and 167,394 common shares, respectively, at cost.......       (717)     (1,586)
                                                                                   ----------   --------
       Total common stockholders' equity.........................................    628,947     365,928
                                                                                   ----------   --------
          Total liabilities and common stockholders' equity...................... $1,246,172    $753,387
                                                                                   ==========   ========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                        Years Ended December 31,
                                                                  ------------------------------------
                                                                    Restated      Restated
                                                                  (See Notes 19 (See Note 20)
                                                                  and 20) 2000      1999        1998
                                                                  ------------- ------------- --------
                                                                             (in thousands,
                                                                       except per share amounts)
Revenues and other:
   Rentals.......................................................   $253,837      $192,655    $147,609
   Parts, service and used equipment.............................    129,366        39,130      29,538
   Compressor fabrication........................................     90,270        52,531      67,453
   Production and processing equipment fabrication...............     79,121        27,255      37,466
   Gain on sale of other assets..................................      1,888         4,062       1,278
   Equity in income of non-consolidated affiliates...............      3,518         1,188       1,369
   Gain on change in interest in non-consolidated affiliate......        864            --          --
   Other.........................................................      3,922         1,309       1,638
                                                                    --------      --------    --------
                                                                     562,786       318,130     286,351
                                                                    --------      --------    --------
Expenses:
   Rentals.......................................................     87,992        64,949      49,386
   Parts, service and used equipment.............................     88,294        26,504      21,735
   Compressor fabrication........................................     76,754        43,663      58,144
   Production and processing equipment fabrication...............     62,684        20,278      25,781
   Selling, general and administrative...........................     54,632        33,782      26,626
   Depreciation and amortization.................................     52,882        37,337      37,154
   Leasing expense...............................................     45,484        22,090       6,173
   Interest expense..............................................      8,685         8,786      11,716
   Distributions on mandatorily redeemable convertible preferred
     securities..................................................      6,369           278          --
                                                                    --------      --------    --------
                                                                     483,776       257,667     236,715
                                                                    --------      --------    --------
Income before income taxes.......................................     79,010        60,463      49,636
Provision for income taxes.......................................     29,371        22,008      19,259
                                                                    --------      --------    --------
Net income.......................................................     49,639        38,455      30,377
Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustment.......................       (146)         (463)        152
                                                                    --------      --------    --------
Comprehensive income.............................................   $ 49,493      $ 37,992    $ 30,529
                                                                    ========      ========    ========
Weighted average common and common equivalent shares outstanding:
   Basic.........................................................     61,831        57,048      56,936
                                                                    ========      ========    ========
   Diluted.......................................................     66,366        61,054      60,182
                                                                    ========      ========    ========
Earnings per common share:
   Basic.........................................................   $   0.80      $   0.67    $   0.53
                                                                    ========      ========    ========
   Diluted.......................................................   $   0.75      $   0.63    $   0.50
                                                                    ========      ========    ========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                                -------------------------------------
                                                                                  Restated      Restated
                                                                                (See Notes 19 (See Note 20)
                                                                                and 20) 2000      1999         1998
                                                                                ------------- ------------- ---------
                                                                                            (in thousands)
Cash flows from operating activities:
   Net income..................................................................   $  49,639     $  38,455   $  30,377
   Adjustments:
       Depreciation and amortization...........................................      52,882        37,337      37,154
       Amortization of debt issuance costs and debt discount...................       1,050           884         852
       Bad debt expense........................................................       3,198         1,475         349
       Gain on sale of property, plant and equipment...........................     (10,421)       (3,951)     (2,552)
       Equity in income of nonconsolidated affiliates..........................      (3,518)       (1,188)     (1,369)
       Gain on change in interest in non-consolidated affiliate................        (864)           --          --
       Deferred income taxes...................................................      27,907        10,259      12,358
       Changes in assets and liabilities, excluding business
         combinations:.........................................................
          Accounts receivable..................................................     (90,749)      (18,884)    (28,337)
          Inventory............................................................     (36,869)       (2,473)    (24,169)
          Costs and estimated earnings versus billings on
            uncompleted contracts..............................................      (7,964)        3,293      (3,000)
          Accounts payable and other liabilities...............................      44,259        11,969      14,358
          Advance billings.....................................................      (4,031)        3,634       2,942
          Other................................................................       5,227        (9,200)     (7,816)
                                                                                  ---------     ---------   ---------
              Net cash provided by operating activities........................      29,746        71,610      31,147
                                                                                  ---------     ---------   ---------
Cash flows from investing activities:
   Capital expenditures........................................................    (274,823)     (282,940)   (169,498)
   Payments for deferred lease transaction costs...............................      (4,547)           --          --
   Proceeds from sale of property, plant and equipment.........................     410,915       219,649     208,644
   Cash used for business acquisitions, net....................................    (194,955)      (35,311)    (42,581)
   Cash returned from unconsolidated subsidiary................................          --         8,000          --
   Cash used to acquire investments in unconsolidated subsidiaries.............      (4,071)       (4,900)    (11,264)
                                                                                  ---------     ---------   ---------
              Net cash used in investing activities............................     (67,481)      (95,502)    (14,699)
                                                                                  ---------     ---------   ---------
Cash flows from financing activities:
   Net borrowings (repayments) on revolving credit facility....................      40,400       (64,400)     (4,700)
   Proceeds from issuance of long-term debt....................................          --            --       2,826
   Issuance of common stock, net...............................................      59,400            --          --
   Proceeds from mandatorily redeemable convertible preferred
     securities, net...........................................................          --        82,940          --
   Proceeds from warrant conversions and stock options exercises...............       3,608           545         120
   Repayment of long-term debt and short-term notes............................     (27,695)       (8,357)     (2,226)
   Purchase of treasury stock..................................................          --            --      (5,950)
   Repayments of shareholder notes.............................................       1,876         7,490         602
                                                                                  ---------     ---------   ---------
              Net cash provided by (used in) financing activities..............      77,589        18,218      (9,328)
                                                                                  ---------     ---------   ---------
Effect of exchange rate changes on cash and equivalents........................        (126)          (73)       (178)
                                                                                  ---------     ---------   ---------
Net increase (decrease) in cash and cash equivalents...........................      39,728        (5,747)      6,942
Cash and cash equivalents at beginning of year.................................       5,756        11,503       4,561
                                                                                  ---------     ---------   ---------
Cash and cash equivalents at end of year.......................................   $  45,484     $   5,756   $  11,503
                                                                                  =========     =========   =========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Years Ended December 31,
                                                           ------------------------------------
                                                             Restated      Restated
                                                           (See Notes 19 (See Note 20)
                                                           and 20) 2000      1999        1998
                                                           ------------- ------------- --------
                                                                      (in thousands)
Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized amounts..............   $   8,874      $ 7,897    $ 10,992
                                                             =========      =======    ========
   Income taxes paid......................................   $   1,639      $12,065    $  2,249
                                                             =========      =======    ========
Supplemental disclosure of noncash transactions:
   Debt issued for property, plant and equipment..........   $  12,922
                                                             =========
   Assets sold in exchange for note receivable............   $   2,783      $ 3,538    $  1,500
                                                             =========      =======    ========
   Common stock issued in exchange for notes receivable...                  $   731
                                                                            =======
Acquisitions of businesses:
   Property, plant and equipment acquired.................   $ 202,893      $39,105    $ 31,015
                                                             =========      =======    ========
   Other assets acquired, net of cash acquired............   $  93,116      $ 2,784    $  7,621
                                                             =========      =======    ========
   Goodwill...............................................   $ 113,962      $ 6,927    $ 20,680
                                                             =========      =======    ========
   Liabilities assumed....................................   $ (66,113)     $(1,578)   $ (1,261)
                                                             =========      =======    ========
   Deferred taxes.........................................   $  (9,029)     $(8,627)   $(12,174)
                                                             =========      =======    ========
   Treasury and common stock issued.......................   $(139,874)     $(3,300)   $ (3,300)
                                                             =========      =======    ========




  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2000, 1999 and 1998

                                                                  Accumulated              Notes      Restated (See
                                      Common stock    Additional     other              receivable-  Notes 19 and 20)
                                    -----------------  paid-in   comprehensive Treasury   employee       Retained
                                      Shares   Amount  capital      income      stock   stockholders     earnings
                                    ---------- ------ ---------- ------------- -------- ------------ ----------------
                                                            (in thousands, except share data)
Balance at January 1, 1998......... 56,734,338  $57    $268,559      $  --     $  (218)   $(10,748)      $ 29,378
Conversion of warrants.............    396,960   --          --         --          --          --             --
Exercise of stock options..........     49,646   --         120         --          --          --             --
Other comprehensive income.........         --   --          --        152          --          --             --
Purchase of 588,400 treasury
 shares, at cost...................         --   --          --         --      (5,950)         --             --
Issuance of 300,000 treasury shares
 at $11.00 per share...............         --   --         457         --       2,843          --             --
Repayment of employee
 shareholder notes.................         --   --          --         --          --         602             --
Other..............................         --   --        (159)        --          --          --             --
Net income.........................         --   --          --         --          --          --         30,377
                                    ----------  ---    --------      -----     -------    --------       --------
Balance at December 31, 1998....... 57,180,944   57     268,977        152      (3,325)    (10,146)        59,755
Conversion of warrants.............     52,678    1          --         --          --          --             --
Exercise of stock options..........    197,352   --         545         --          --          --             --
Other comprehensive loss...........         --   --          --       (463)         --          --             --
Issuance of common stock to
 employees.........................     74,900   --         731         --          --        (731)            --
Issuance of 183,700 treasury shares
 at $17.96 per share...............         --   --       1,561         --       1,739          --             --
Repayment of employee
 shareholder notes.................         --   --          --         --          --       7,490             --
Income tax benefit from stock
 options exercised.................         --   --       1,176         --          --          --             --
Other..............................         --   --         (46)        --          --          --             --
Net income.........................         --   --          --         --          --          --         38,455
                                    ----------  ---    --------      -----     -------    --------       --------
Balance at December 31, 1999....... 57,505,874   58     272,944       (311)     (1,586)     (3,387)        98,210
Conversion of warrants.............    684,770   --          --         --          --          --             --
Exercise of stock options..........    994,572    1       3,607         --          --          --             --
Other comprehensive loss...........         --   --          --       (146)         --          --             --
Issuance of common stock, net......  2,000,000    2      59,398         --          --          --             --
Issuance of common stock for
 acquisitions......................  5,269,487    5     136,569         --          --          --             --
Issuance of 91,727 treasury shares
 at $35.98 per share...............         --   --       2,431         --         869          --             --
Repayment of employee
 shareholder notes.................         --   --          --         --          --       1,876             --
Income tax benefit from stock
 options exercised.................         --   --       8,813         --          --          --             --
Other..............................         --   --         (25)        --          --         (20)            --
Net income.........................         --   --          --         --          --          --         49,639
                                    ----------  ---    --------      -----     -------    --------       --------
Balance at December 31, 2000....... 66,454,703  $66    $483,737      $(457)    $  (717)   $ (1,531)      $147,849
                                    ==========  ===    ========      =====     =======    ========       ========

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

   Compressor, production and processing equipment fabrication revenue is recognized using the percentage-of-completion method. The Company estimates percentage-of-completion for compressor and processing equipment fabrication on a direct labor hour-to-total labor hour basis. Production equipment fabrication percentage-of-completion is estimated using the cost-to-total cost basis. The average duration of these projects is four to six months.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998

The special purpose entities are not consolidated by the Company when the owners of the special purpose entities have made a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease.

  Stock-Based Compensation

   In accordance with Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and has provided in Note 13, pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

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

  Accounting for Derivatives

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. The Company adopted SFAS 133 beginning January 1, 2001, and the initial adoption of SFAS 133 did not have a material effect on the Company's results of operations, cash flows or financial position. However, the impact on our results of operations in the first quarter of 2001 and subsequent periods could be material due to fluctuations in the fair value of an option held by the counterparty to our interest rate swaps which will be recorded in our results of operations until this option is exercised or expires in July 2001.

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

                                                    Years Ended
                                                   December 31,
                                              -----------------------
                                               Restated    Restated
                                                 2000        1999
                                              ----------- -----------
                                              (unaudited) (unaudited)
           Revenue...........................  $658,217    $557,094
           Net income........................    48,421      45,452
           Earnings per common share--basic..      0.75        0.73
           Earnings per common share--diluted      0.70        0.69

3.  Inventory

   Inventory consisted of the following amounts (in thousands):

                                           December 31,
                                         -----------------
                                         Restated Restated
                                           2000     1999
                                         -------- --------
                      Parts and supplies $ 92,558 $44,613
                      Work in progress..   47,193  18,677
                      Finished goods....    4,941   3,827
                                         -------- -------
                                         $144,692 $67,117
                                         ======== =======

4.  Compressor and Production Equipment Fabrication Contracts

   Costs, estimated earnings and billings on uncompleted contracts are as follows (in thousands):

                                                      December 31,
                                                   -----------------
                                                     2000      1999
                                                   --------  -------
           Costs incurred on uncompleted contracts $ 58,302  $11,041
           Estimated earnings.....................    8,414    2,150
                                                   --------  -------
                                                     66,716   13,191
           Less--billings to date.................  (47,409)  (9,307)
                                                   --------  -------
                                                   $ 19,307  $ 3,884
                                                   ========  =======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


   Presented in the accompanying financial statements as follows (in thousands):

                                                                              December 31,
                                                                            ---------------
                                                                              2000    1999
                                                                            -------  ------
Costs and estimated earnings in excess of billings on uncompleted contracts $24,976  $4,782
Billings on uncompleted contracts in excess of costs and estimated earnings  (5,669)   (898)
                                                                            -------  ------
                                                                            $19,307  $3,884
                                                                            =======  ======

5.  Property, plant and equipment

   Property, plant and equipment consisted of the following (in thousands):

                                                    December 31,
                                                 ------------------
                                                 Restated  Restated
                                                   2000      1999
                                                 --------  --------
            Compression equipment and facilities $577,435  $521,815
            Land and buildings..................   35,233    19,000
            Transportation and shop equipment...   44,202    27,616
            Other...............................   15,279    10,029

                                                 --------  --------
                                                  672,149   578,460
            Accumulated depreciation............  (97,446)  (79,583)
                                                 --------  --------
                                                 $574,703  $498,877
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

6.  Intangible and Other Assets

   Intangible and other assets consisted of the following (in thousands):

                                                           December 31,
                                                         ----------------
                                                         Restated
                                                           2000     1999
                                                         -------- -------
     Investments in unconsolidated subsidiaries......... $26,452  $18,892
     Deferred debt issuance and other transactions costs  16,091   10,317
     Notes receivable...................................  14,975    9,214
     Other..............................................  12,150    1,862
                                                         -------  -------
                                                          69,668   40,285
     Accumulated amortization...........................  (5,415)  (3,563)
                                                         -------  -------
                                                         $64,253  $36,722
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

   In December 1998, the Company restructured its relationship in the Consortium Cosacol/Hanover (the "Consortium"), a joint venture in which the Company owned a 35% interest. The Company purchased all of the capitalized construction from the Consortium for 300,000 shares of Hanover common stock valued at $3,300,000. The capitalized construction was transferred to property, plant and equipment in 1999. In addition, the Company acquired a 10% interest in Cosacol for $2,000,000 in cash. During 2000, the Company acquired the remaining 65% interest in the Consortium for $600,000.

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

7.  Accrued Liabilities

   Accrued liabilities are comprised of the following (in thousands):

                                                            December 31,
                                                           ---------------
                                                            2000    1999
                                                           ------- -------
     Accrued salaries, bonuses and other employee benefits $ 6,356 $ 1,893
     Accrued leasing expense..............................   3,389   3,496
     Accrued warranty.....................................   1,607     758
     Additional purchase price for DR (Note 2)............  16,562      --
     Accrued other........................................  18,791  15,918
                                                           ------- -------
                                                           $46,705 $22,065
                                                           ======= =======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


8.  Long-Term Debt

   Long-term debt consisted of the following (in thousands):

                                                                                   December 31,
                                                                                ------------------
                                                                                  2000      1999
                                                                                --------  --------
Revolving credit facility...................................................... $102,500  $ 62,100
Subordinated promissory notes, net of unamortized discount of $0 and
  $289.........................................................................       --    15,364
Real estate mortgage, interest at 7.5%, collateralized by certain land and
  buildings, payable through 2002..............................................    4,000     4,250
Other, interest at various rates, collateralized by equipment and other assets,
  net of unamortized discount..................................................    6,858     3,934
                                                                                --------  --------
                                                                                 113,358    85,648
Less--current maturities.......................................................   (2,423)  (15,967)
                                                                                --------  --------
                                                                                $110,935  $ 69,681
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

   Maturities of long-term debt at December 31, 2000 are (in thousands):
2001--$2,423; 2002--$107,456; 2003--$670; 2004--$600; 2005--$435 and $1,774
thereafter.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998

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

                                Sale   Net Book Deferred    Residual
        Lease                 Proceeds  Value     Gain   Value Guarantee
        -----                 -------- -------- -------- ---------------
        July 1998............ $200,000 $158,007 $41,993     $167,000
        June 1999............  200,000  166,356  33,644      166,000
        March and August 2000  200,000  166,922  33,078      166,000
        October 2000.........  172,589  155,692  16,897      142,299

   The lease agreements call for variable quarterly rental payments that vary with the London Interbank Offering Rate. The future minimum lease payments under the leasing agreements exclusive of any residual value guarantee payments (in thousands of dollars): 2001--$59,100; 2002--$60,100; 2003--$52,000;
2004--$36,600; 2005--$15,400.

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

10.  Income Taxes

   The components of income before income taxes were as follows (in thousands):

                                Years ended December 31,
                                -------------------------
                                Restated Restated
                                  2000     1999    1998
                                -------- -------- -------
                       Domestic $58,746  $44,618  $39,160
                       Foreign.  20,264   15,845   10,476
                                -------  -------  -------
                                $79,010  $60,463  $49,636
                                =======  =======  =======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


   The provision for income taxes consisted of the following (in thousands):

                                           Years ended December 31,
                                           -------------------------
                                           Restated Restated
                                             2000     1999    1998
                                           -------- -------- -------
            Current tax expense (benefit):
               Federal.................... $ 3,526  $ 6,958  $ 3,421
               State......................     499    1,412    1,741
               Foreign....................  (2,561)   3,379    1,739
                                           -------  -------  -------
                   Total current..........   1,464   11,749    6,901
                                           -------  -------  -------
            Deferred tax expense:
               Federal....................  16,309    9,533   10,312
               State......................      --      151       85
               Foreign....................  11,598      575    1,961
                                           -------  -------  -------
                   Total deferred.........  27,907   10,259   12,358
                                           -------  -------  -------
            Total provision............... $29,371  $22,008  $19,259
                                           =======  =======  =======

   The income tax expense for 2000, 1999 and 1998 resulted in effective tax rates of 37.2%, 36.4% and 38.8%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                      Years ended December 31,
                                                      -------------------------
                                                      Restated Restated
                                                        2000     1999    1998
                                                      -------- -------- -------
Federal income tax at statutory rates................ $27,653  $21,163  $17,373
State income taxes, net of federal income tax benefit     324    1,016    1,187
Foreign income taxes.................................   1,241      211       33
Other, net...........................................     153     (382)     666
                                                      -------  -------  -------
                                                      $29,371  $22,008  $19,259
                                                      =======  =======  =======

   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                      December 31,
                                                  -------------------
                                                   Restated  Restated
                                                     2000      1999
                                                  ---------  --------
         Deferred tax assets:
            Net operating losses................. $  32,222  $  8,582
            Alternative minimum tax carryforward.    14,623    19,005
            Other................................     3,384     2,391
                                                  ---------  --------
         Gross deferred tax assets...............    50,229    29,978
         Deferred tax liabilities:
            Property, plant and equipment........  (145,892)  (82,764)
            Other................................    (5,669)  (11,610)
                                                  ---------  --------
         Gross deferred tax liabilities..........  (151,561)  (94,374)
                                                  ---------  --------
                                                  $(101,332) $(64,396)
                                                  =========  ========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


   The Company has net operating loss carryforwards at December 31, 2000 of $92,084,000 expiring in 2006 to 2020. In addition, the Company has an alternative minimum tax credit carryforward of $14,623,000 that does not expire.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


   The following is a summary of stock option activity for the years ended December 31, 2000, 1999 and 1998:

                                                         Weighted average
                                                Shares   price per share
                                              ---------  ----------------
       Options outstanding, December 31, 1997 6,828,718        4.70
          Options granted.................... 2,095,366       10.13
          Options canceled...................   (84,008)      10.61
          Options exercised..................   (49,646)       2.40
                                              ---------
       Options outstanding, December 31, 1998 8,790,430        5.95
          Options granted....................   272,156       13.79
          Options canceled...................   (68,230)       9.72
          Options exercised..................  (197,352)       2.76
                                              ---------
       Options outstanding, December 31, 1999 8,797,004        6.24
          Options granted....................        --          --
          APSI acquisition...................   127,813       12.88
          Options canceled...................   (11,562)       9.78
          Options exercised..................  (994,572)       3.68
                                              ---------
       Options outstanding, December 31, 2000 7,918,683        6.63
                                              ---------       -----

  Options Outstanding at December 31, 2000

   The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                                 Options outstanding      Options exercisable
                             ---------------------------- ------------------
                                       Weighted
                                        average  Weighted            Weighted
                                       remaining average             average
                                        life in  exercise            exercise
    Range of exercise prices  Shares     years    price    Shares     price
    ------------------------ --------- --------- -------- ---------  --------
         $0.01..............    76,886    1.4     $ 0.01     76,886   $ 0.01
         $2.30--$3.48....... 3,378,062    0.7       2.37  3,378,062     2.37
         $4.57--$6.96.......   297,989    3.6       5.26    285,956     5.29
         $9.57--$14.50...... 4,117,146    7.2      10.19  1,703,507     9.93
         $20.09.............    48,600    9.3      20.09      8,598    20.09
                             ---------                    ---------
                             7,918,683                    5,453,009
                             =========                    =========

   The weighted-average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $6.10 and $4.16 per option during 1999 and 1998, respectively. The Company did not grant any stock options in 2000. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                     2000  1999    1998
                                     ---- ------- -------
                      Expected life. N/A  6 years 6 years
                      Interest rate. N/A     6.0%    4.8%
                      Volatility.... N/A    29.4%   32.6%
                      Dividend yield N/A       0%      0%

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

16.  Commitments and Contingencies

   Rent expense, excluding lease payments for the leasing transactions described in Note 9 for 2000, 1999 and 1998 was approximately $2,159,000, $1,320,000 and $455,000, respectively. Commitments for future minimum rental payments exclusive of those disclosed in Note 9 under noncancelable operating leases with terms in excess of one year at December 31, 2000 are (in thousands): 2001--$2,951; 2002--$2,362; 2003--$2,156; 2004--$1,949;
2005--$1,574.

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

   The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, distributions on mandatorily

                           HANOVER COMPRESOR COMPANY

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

  Industry Segments

                                                    Parts,
                                                    service              Production
                            Domestic International and used  Compressor   equipment
                            rentals     rentals    equipment fabrication fabrication  Other  Eliminations Consolidated
                            -------- ------------- --------- ----------- ----------- ------- ------------ ------------
                                                           (in thousands)
2000: (Restated)
   Revenues from external
    customers.............. $172,517   $ 81,320    $129,366   $ 90,270    $ 79,121   $10,192  $      --    $  562,786
   Intersegment sales......       --      1,200      31,086     89,963       3,653     7,413   (133,315)           --
                            --------   --------    --------   --------    --------   -------  ---------    ----------
      Total revenues.......  172,517     82,520     160,452    180,233      82,774    17,605   (133,315)      562,786
   Gross profit............  112,181     53,664      41,072     13,516      16,437    10,192         --       247,062
   Identifiable assets.....  428,332    431,362      13,226    202,390     125,377    45,485         --     1,246,172
   Capital expenditures....  214,425     58,801          --        874         723        --         --       274,823
   Depreciation and
    amortization...........   30,102     15,117         160      4,381       3,122        --         --        52,882
1999: (Restated)
   Revenues from external
    customers.............. $136,430   $ 56,225    $ 39,130   $ 52,531    $ 27,255   $ 6,559  $      --    $  318,130
   Intersegment sales......       --      1,200      38,656     75,139       4,821        --   (119,816)           --
                            --------   --------    --------   --------    --------   -------  ---------    ----------
      Total revenues.......  136,430     57,425      77,786    127,670      32,076     6,559   (119,816)      318,130
   Gross profit............   90,246     37,460      12,626      8,868       6,977     6,559         --       162,736
   Identifiable assets.....  432,572    249,800          --     41,252      24,007     5,756         --       753,387
   Capital expenditures....  180,593     99,535          --      1,469       1,343        --         --       282,940
   Depreciation and
    amortization...........   24,448     11,158          --        702       1,029        --         --        37,337
1998:
   Revenues from external
    customers.............. $107,420   $ 40,189    $ 29,538   $ 67,453    $ 37,466   $ 4,285  $      --    $  286,351
   Intersegment sales......       --      1,200       7,792     54,369       2,902        --    (66,263)           --
                            --------   --------    --------   --------    --------   -------  ---------    ----------
      Total revenues.......  107,420     41,389      37,330    121,822      40,368     4,285    (66,263)      286,351
   Gross profit............   70,850     27,373       7,803      9,309      11,685     4,285         --       131,305
   Identifiable assets.....  377,090    159,214          --     41,189      25,594    11,503         --       614,590
   Capital expenditures....  111,289     54,830          --      2,524         855        --         --       169,498
   Depreciation and
    amortization...........   28,383      7,128          --        701         942        --         --        37,154

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998

  Geographic Data

                                          United
                                          States  International Consolidated
                                         -------- ------------- ------------
                                                   (in thousands)
   2000: (Restated)
      Revenues from external customers.. $440,799   $121,987     $  562,786
      Identifiable assets............... $760,105   $486,067     $1,246,172
   1999: (Restated)
      Revenues from external customers.. $257,992   $ 60,138     $  318,130
      Identifiable assets............... $500,414   $252,973     $  753,387
   1998:
      Revenues from external customers.. $234,999   $ 51,352     $  286,351
      Identifiable assets............... $454,682   $159,908     $  614,590

19.  April 2002 Restatement

   In conjunction with a review of our joint ventures and other transactions conducted by counsel under the direction of the Audit Committee in early 2002, the Company determined to restate its financial statements for the year ended December 31, 2000. The net effect of the April 2002 restatement was as follows:
(i) a decrease in revenues of $37,748,000, from $603,829,000 to $566,081,000;
(ii) a decrease in income before income taxes of $11,999,000, from $93,470,000 to $81,471,000; (iii) a decrease in net income of $7,535,000, from $58,699,000 to $51,164,000; and (iv) a decrease in earnings per common share of $0.12 basic and $0.11 diluted for the year ended December 31, 2000. See Note 20 for information regarding the further restatement of the 2000 consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


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

                                                        Cawthorne
                                                         Channel
                                                        Project in Acquisitions
                                                         Nigeria/       of
                                                         Hampton   Compressors
                                                          Roads      In Non-    Compressor  Sale of
                                                          Joint      Monetary      Sale     Turbine
                                               As Filed  Venture     Exchange   Transaction Engine   Restated
                                               -------- ---------- ------------ ----------- -------  --------
                                                          (in thousands except per share amounts)
Revenues:
    Rentals................................... $254,515  $     --    $    --     $     --   $    --  $254,515
    Parts, service and used equipment.........  151,707        --         --      (12,004)   (7,500)  132,203
    Compressor fabrication....................   96,838    (6,568)        --           --        --    90,270
    Production and processing equipment
     fabrication..............................   88,572    (9,451)        --           --        --    79,121
    Gain on sale of other assets..............    4,113        --     (2,225)          --        --     1,888
    Gain on change in interest in non-
     consolidated affiliate...................      864        --         --           --        --       864
    Other.....................................    7,220        --         --           --        --     7,220
                                               --------  --------    -------     --------   -------  --------
       Total revenues.........................  603,829   (16,019)    (2,225)     (12,004)   (7,500)  566,081
                                               --------  --------    -------     --------   -------  --------
Expenses:
    Rentals...................................   87,992        --         --           --        --    87,992
    Parts, service and used equipment.........  103,276        --         --       (7,954)   (6,194)   89,128
    Compressor fabrication....................   81,996    (5,242)        --           --        --    76,754
    Production and processing equipment
     fabrication..............................   69,281    (6,597)        --           --        --    62,684
    Selling, general and administrative.......   54,606        26         --           --        --    54,632
    Depreciation and amortization.............   52,882        --         --           --        --    52,882
    Lease expense.............................   45,484        --         --           --        --    45,484
    Interest expense..........................    8,473       212         --           --        --     8,685
    Distributions on mandatorily redeemable
     convertible preferred Securities.........    6,369        --         --           --        --     6,369
                                               --------  --------    -------     --------   -------  --------
       Total expenses.........................  510,359   (11,601)        --       (7,954)   (6,194)  484,610
                                               --------  --------    -------     --------   -------  --------
Income before income taxes....................   93,470    (4,418)    (2,225)      (4,050)   (1,306)   81,471
Provision for income taxes....................   34,771    (1,644)      (827)      (1,507)     (486)   30,307
                                               --------  --------    -------     --------   -------  --------
Net income.................................... $ 58,699  $ (2,774)   $(1,398)    $ (2,543)  $  (820) $ 51,164
                                               ========  ========    =======     ========   =======  ========
Earnings per common share:
    Basic..................................... $   0.95                                              $   0.83
    Diluted .................................. $   0.88                                              $   0.77

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

Cawthorne Channel Project in Nigeria/Hampton Roads Joint Venture

   Cawthorne Channel is a project to build, own and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between Global Energy and Refining Ltd. ("Global") and Shell Petroleum Development Company of Nigeria Limited, the Nigerian operating unit of The Royal/Dutch Shell Group ("Shell"). The Company entered into a contract with Global in June 1999 to fabricate and lease facilities to Global to assist Global in fulfilling its obligations under its contract with Shell. Subsequently, the Company acquired a 10% interest in Global in settlement of a $1.1 million debt owed by Global to the Company stemming from Global's agreement to pay a delay penalty to the Company.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


   In February 2002, after the 75% interest in the venture was sold from one third party to another, the Company purchased the 75% interest in Hampton Roads that it did not own. The Company now owns 100% of the venture and will recognize the rental revenues pursuant to its contract with Global once startup begins.

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

Sale of Turbine Engine

   In the fourth quarter of 2000, the Company entered the non-oil field power generation market to take advantage of rising electricity demand and purchased used turbines to carry out this effort. In connection with this effort, the Company agreed to sell a turbine to a third party on extended credit and recognized revenues of $7,500,000 and $1,306,000 of pre-tax income in the fourth quarter of 2000. In early 2001, the third party assigned their interest in the turbine to another unrelated third party. The Company was ultimately paid for the turbine in December 2001. Based on the information provided to the Company at the time of the April 2002 restatement, the Company determined that revenue could be recognized for this transaction in the fourth quarter of 2001 when payment was received and collectability was assured. As a result of the discovery of new information including a purchase of a turbine from the third party to whom the turbine had been sold, the Company determined that the transaction was more properly recorded as a like-kind exchange, and determined to restate the sale of the turbine engine recorded in the fourth quarter of 2001.

Reclassification

   The Company determined that the deferred gain related to the 1999 and 2000 leases was calculated in error. A reclassification between property, plant and equipment and other liabilities has been made to correct this matter. This reclassification had no impact on net income.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


20.  November 2002 Restatement

   In October 2002, a special committee of the Board of Directors, together with the Audit Committee of the Board and Company management, aided by outside legal counsel, completed an extensive investigation of transactions recorded during 2001, 2000 and 1999, including those transactions restated by the Company in April 2002 (see Note 19). As a result of this investigation, the Company determined, to restate its financial results further for the years ended December 31, 2000 and 1999. The net effect of this restatement for the year ended December 31, 2000 was as follows: (i) a decrease in revenues of $3,295,000, from $566,081,000 to $562,786,000; (ii) a decrease in income before income taxes of $2,461,000, from $81,471,000 to $79,010,000; (iii) a decrease in net income of $1,525,000, from $51,164,000 to $49,639,000; and (iv) a decrease in earnings per common share of $0.03 basic and $0.02 diluted. The net effect of this restatement for the year ended December 31, 1999 was as follows:
(i) a decrease in revenues of $5,090,000, from $323,220,000 to $318,130,000;
(ii) a decrease in income before income taxes of $3,123,000, from $63,586,000 to $60,463,000; (iii) a decrease in net income of $1,986,000, from $40,441,000 to $38,455,000; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted.

   The transactions involved in the November 2002 restatement, which are detailed below, are: (i) sale of compression and production equipment; (ii) a delay penalty; (iii) an agreement to provide technical assistance to an Indonesian company; (iv) a scrap sale transaction; (v) the sale of certain used compression equipment; and (vi) the recording of pre-acquisition revenues associated with a business acquired by Hanover. In addition, the Company restated the following transactions by reversing their impact from the quarter originally recorded in 2000 and recording them in a subsequent quarter of 2000:
(i) the sale of an interest in a power plant in Venezuela; (ii) an agreement to provide services to a company ultimately acquired by Hanover; and (iii) the sale of four used compressors. These three transactions are not reflected in the tables below because they had no impact on the overall financial results for 2000 or 1999.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


   The impact of the November 2002 restatement for the year ended December 31, 1999 is summarized below:

                                                                      Sale of
                                                                    Compression
                                                                        and
                                                                    Production   Delay
                                                        As Filed     Equipment  Penalty Restated
                                                        --------    ----------- ------- --------
                                                        (in thousands, except per share amounts)
Revenues:
   Rentals............................................. $192,655      $    --    $  --  $192,655
   Parts, service and used equipment...................   42,518       (3,388)      --    39,130
   Compressor fabrication..............................   52,531           --       --    52,531
   Production and processing equipment fabrication.....   28,037         (782)      --    27,255
   Equity in income of non-consolidated affiliate......    1,188           --       --     1,188
   Other...............................................    6,291           --     (920)    5,371
                                                        --------      -------    -----  --------
       Total revenues..................................  323,220       (4,170)    (920)  318,130
                                                        --------      -------    -----  --------
Expenses:
   Rentals.............................................   64,949           --       --    64,949
   Parts, service and used equipment...................   27,916       (1,412)      --    26,504
   Compressor fabrication..............................   43,663           --       --    43,663
   Production and processing equipment fabrication.....   20,833         (555)      --    20,278
   Selling, general and administrative.................   33,782           --       --    33,782
   Depreciation and amortization.......................   37,337           --       --    37,337
   Lease expense.......................................   22,090           --       --    22,090
   Interest expense....................................    8,786           --       --     8,786
   Distributions on mandatorily redeemable convertible
     preferred Securities..............................      278           --       --       278
                                                        --------      -------    -----  --------
       Total expenses..................................  259,634       (1,967)      --   257,667
                                                        --------      -------    -----  --------
Income before income taxes.............................   63,586       (2,203)    (920)   60,463
Provision for income taxes.............................   23,145         (802)    (335)   22,008
                                                        --------      -------    -----  --------
Net income............................................. $ 40,441      $(1,401)   $(585) $ 38,455
                                                        ========      =======    =====  ========
Earnings per common share:
   Basic............................................... $   0.71                        $   0.67
   Diluted ............................................ $   0.66                        $   0.63

                                                               Restatement
                                                      As filed    Items    Restated
                                                      -------- ----------- --------
                                                             (in thousands)
Accounts receivable, net............................. $ 93,715   $(5,090)  $ 88,625
Inventory............................................   66,562       555     67,117
Property, plant and equipment, net...................  497,465     1,412    498,877
Total assets.........................................  756,510    (3,123)   753,387
Deferred income taxes................................   65,533    (1,137)    64,396
Total liabilities....................................  302,346    (1,137)   301,209
Retained earnings....................................  100,196    (1,986)    98,210
Total liabilities and common stockholders' equity....  756,510    (3,123)   753,387

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
                                    ---------- ---------- ----------- ------------ ----------- ----------- ------- --------
                                                           (in thousands, except per share amounts)
Revenues:
 Rentals...........................  $254,515    $(678)      $  --       $  --       $    --      $  --     $ --   $253,837
 Parts, service and used
   equipment.......................   132,203       --          --          --        (2,527)      (310)      --    129,366
 Compressor fabrication............    90,270       --          --          --            --         --       --     90,270
 Production and processing
   equipment fabrication...........    79,121       --          --          --            --         --       --     79,121
 Gain on sale of other assets......     1,888       --          --          --            --         --       --      1,888
 Equity in income of non-
   consolidated affiliates.........     3,518       --          --          --            --         --       --      3,518
 Gain on change in interest in
   non-consolidated affiliate......       864       --          --          --            --         --       --        864
 Other.............................     3,702       --        (700)         --            --         --      920      3,922
                                     --------    -----       -----       -----       -------      -----     ----   --------
     Total revenues................   566,081     (678)       (700)         --        (2,527)      (310)     920    562,786
                                     --------    -----       -----       -----       -------      -----     ----   --------
Expenses:
 Rentals...........................    87,992       --          --          --            --         --       --     87,992
 Parts, service and used
   equipment.......................    89,128       --          --         600        (1,434)        --       --     88,294
 Compressor fabrication............    76,754       --          --          --            --         --       --     76,754
 Production and processing
   equipment fabrication...........    62,684       --          --          --            --         --       --     62,684
 Selling, general and
   administrative..................    54,632       --          --          --            --         --       --     54,632
 Depreciation and amortization.....    52,882       --          --          --            --         --       --     52,882
 Lease expense.....................    45,484       --          --          --            --         --       --     45,484
 Interest expense..................     8,685       --          --          --            --         --       --      8,685
 Distributions on mandatorily
   redeemable convertible preferred
   Securities......................     6,369       --          --          --            --         --       --      6,369
                                     --------    -----       -----       -----       -------      -----     ----   --------
     Total expenses................   484,610       --          --         600        (1,434)        --       --    483,776
                                     --------    -----       -----       -----       -------      -----     ----   --------
Income before income taxes.........    81,471     (678)       (700)       (600)       (1,093)      (310)     920     79,010
Provision for income taxes.........    30,307     (258)       (266)       (228)         (415)      (118)     349     29,371
                                     --------    -----       -----       -----       -------      -----     ----   --------
Net income.........................  $ 51,164    $(420)      $(434)      $(372)      $  (678)     $(192)    $571   $ 49,639
                                     ========    =====       =====       =====       =======      =====     ====   ========
Earnings per common share:
 Basic.............................  $   0.83                                                                      $   0.80
 Diluted ..........................  $   0.77                                                                      $   0.75

                                                                 Restatement
                                                       As filed     Items     Restated
                                                      ---------- ----------- ----------
                                                               (in thousands)
Accounts receivable, net............................. $  223,022   $(1,963)  $  221,059
Inventory............................................    145,442      (750)     144,692
Property, plant and equipment, net...................    573,596     1,107      574,703
Goodwill.............................................    141,973    (3,300)     138,673
Intangible and other assets, net.....................     64,931      (678)      64,253
Total assets.........................................  1,251,756    (5,584)   1,246,172
Deferred income taxes................................    103,405    (2,073)     101,332
Total liabilities....................................    533,048    (2,073)     530,975
Retained earnings....................................    151,360    (3,511)     147,849
Total liabilities and common stockholders' equity....  1,251,756    (5,584)   1,246,172

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2000, 1999 and 1998


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

                          HANOVER COMPRESSOR COMPANY

                  SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

   The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                                       1st       2nd        3rd       4th
                                                     quarter   quarter    quarter   quarter
                                                     -------    --------  --------  --------
                                                     (in thousands, except per share amounts)
2000: (Restated)
   Revenue(2)....................................... $89,611   $112,689   $147,470  $213,016
   Gross profit(2)..................................  47,787     52,656     63,899    82,720
   Net income(2)....................................  10,832     10,743     11,870    16,194
   Earnings per common and common equivalent share:
       Basic(1)(2).................................. $  0.19   $   0.18   $   0.19  $   0.24
       Diluted(1)(2)................................ $  0.17   $   0.17   $   0.17  $   0.23
1999: (Restated)
   Revenue(3)....................................... $66,694   $ 73,875   $ 87,269  $ 90,292
   Gross profit(3)..................................  36,947     38,681     43,373    43,735
   Net income(3)....................................   8,639      8,482     10,388    10,946
   Earnings per common and common equivalent share:
       Basic(1)(3).................................. $  0.15   $   0.15   $   0.18  $   0.19
       Diluted(1)(3)................................ $  0.14   $   0.14   $   0.17  $   0.18

--------
(1) In June 2000, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. All weighted average and common equivalent shares and earnings per common share information have been restated for all periods presented to reflect this stock split.
(2) The Company restated the 2000 quarters for certain revenue recognition matters as disclosed in Note 19 and 20. The aggregate impact of the April and November 2002 restatements on the quarters was as follows:

                                                   1st        2nd        3rd        4th
                                                 quarter    quarter    quarter    quarter
                                                ---------- ---------- ---------- ----------
                                                Increase/  Increase/  Increase/  Increase/
                                                (Decrease) (Decrease) (Decrease) (Decrease)
                                                ---------- ---------- ---------- ----------
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

(3) The Company restated the fourth quarter of 1999 for certain revenue recognition matters as disclosed in Note 20. The net effect of this restatement for the three months ended December 31, 1999 was as follows:
    (i) a decrease in revenues of $5.1 million, from $95.4 million to $90.3 million; (ii) a decrease in gross profit of $3.2 million, from $46.9 million to $43.7 million; (iii) a decrease in net income of $2.0 million, from $12.9 million to $10.9 million; and (iv) a decrease in earnings per common share of $0.04 basic and $0.03 diluted.

                                  SCHEDULE II

                          HANOVER COMPRESSOR COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                               Balance at  Charged to               Balance at
                                              Beginning of Costs and                  End of
                 Description                     Period     Expenses   Deductions     Period
                 -----------                  ------------ ---------- ----------    ----------
Allowance for doubtful accounts deducted from
  accounts receivable in the balance sheet--
   2000......................................  $1,729,953  $3,197,877 $2,268,541(1) $2,659,289
   1999......................................   1,212,365   1,475,601    958,013(1)  1,729,953
   1998......................................     971,747     348,627    108,009(1)  1,212,365

--------
(1) Uncollectible accounts written off, net of recoveries.