Form 10-K
period 2002-12-31
HANOVER COMPRESSOR CO /
filed 2003-03-31
CIK 909413

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   Form 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For fiscal year ended December 31, 2002

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from         to         .

                          Commission File No. 1-13071

                          Hanover Compressor Company
            (Exact name of registrant as specified in its charter)

                     Delaware                  76-0625124
                  (State or Other
                  Jurisdiction of
                 Incorporation or           (I.R.S. Employer
                   Organization)           Identification No.)

               12001 North Houston Rosslyn, Houston, Texas 77086
                   (Address of principal executive offices)

                                (281) 447-8787
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $.001 par value

Name of each exchange in which registered: New York Stock Exchange

Securities registered pursuant to 12(g) of the Act:

Title of class: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

   The aggregate market value of the Common Stock of the registrant held by non-affiliates as of June 28, 2002: $642,210,000. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Number of shares of the Common Stock of the registrant outstanding as of March 21, 2003: 80,581,181 shares.

                      Documents Incorporated by Reference

   Portions of the Registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held in 2003, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, are incorporated by reference into Part II and Part III.

   The Index to Exhibits begins on page 57.

================================================================================

                          HANOVER COMPRESSOR COMPANY

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I
    Item 1.  Business..................................................................   3
    Item 2.  Properties................................................................  18
    Item 3.  Legal Proceedings.........................................................  19
    Item 4.  Submission of Matters to a Vote of Security Holders.......................  20

PART II
    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....  21
    Item 6.  Selected Financial Data...................................................  22
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations..............................................................  24
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk................  54
    Item 8.  Financial Statements and Supplementary Data...............................  55
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..............................................................  55

PART III
    Item 10. Directors and Executive Officers of Hanover...............................  56
    Item 11. Executive Compensation....................................................  56
    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters.....................................................  56
    Item 13. Certain Relationships and Related Transactions............................  56
    Item 14. Controls and Procedures...................................................  56

PART IV
    Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  57
SIGNATURES.............................................................................  66
CERTIFICATIONS.........................................................................  67

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified as such because the context of the statement may include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

  . our inability to renew our short-term leases so as to fully recoup the cost of acquiring or fabricating leased equipment;

  . our inability to generate sufficient cash, access capital markets or to incur indebtedness to fund our business;

  . a prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and gas production equipment;

  . changes in economic or political conditions in the countries in which we do business;

  .   legislative changes in the countries in which we do business;

  .   the loss of market share through competition;

  .   the introduction of competing technologies by other companies;

  . losses due to the inherent risks associated with our operations, including equipment defects; malfunctions and failures and natural disasters;

  .   war, terrorists attacks and/or the responses thereto;

  . governmental safety, health, environmental and other regulations, which could require us to make significant capital expenditures;

  . our high level of customer concentration which intensifies the negative effect of the loss of one or more of our customers;

  .   our inability to comply with loan and lease covenants;

  . the decreased financial flexibility associated with our significant cash requirements and substantial debt and compression equipment lease commitments;

  . reduced profit margins resulting from increased pricing pressure in our business;

  .   our inability to successfully integrate acquired businesses;

  .   currency fluctuation;

  . our inability to execute our exit and sale strategy with respect to assets classified as discontinued operations and held for sale;

  . adverse results in shareholder or other litigation or regulatory proceedings; and

  . our inability to properly implement new enterprise resource planning systems used for integration of our businesses.

   Other factors besides those described in this Form 10-K could also affect our actual results. You should carefully consider the risks and uncertainties described above and those discussed in Item 1 "Business" and in

Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Our Financial Condition and Future Results," of this Form 10-K in evaluating our forward-looking statements.

   You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-K or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC after the date of this Form 10-K. All forward-looking statements attributable to our Company are expressly qualified in their entirety by this cautionary statement.

Item 1.  Business

General

   Hanover Compressor Company, ("we", "Hanover" or "the Company") Delaware corporation, together with its subsidiaries, is a global market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for natural gas processing and transportation applications. We sell this equipment and provide it on a rental, contract compression, maintenance and acquisition leaseback basis to natural gas production, processing and transportation companies. Founded in 1990, and a public company since 1997, our customers include both major and premier independent oil and gas producers and distributors as well as national oil and gas companies. Our maintenance business, together with our parts and service business, can provide solutions to customers that own their own compression equipment, but want to outsource their operations. We also have compressor and oil and gas production equipment fabrication operations and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services.

   We believe that we are currently the largest natural gas compression company in the United States on the basis of aggregate rental horsepower, with 6,988 rental units having an aggregate capacity of approximately 3,514,000 horsepower at December 31, 2002. We estimate that we are one of the largest providers of compression services in the rapidly growing Latin American and Canadian markets, operating 787 units internationally with approximately 860,000 horsepower at December 31, 2002.

   Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our decentralized operating structure, technically experienced personnel and high quality compressor fleet allow us to successfully provide reliable and timely customer service.

   We compete primarily in the market for transportable natural gas compression units of up to 4,450 horsepower. This market for rental compression has experienced significant growth over the past decade. Although our revenues were impacted in 2002 by a slowdown in capital spending by oil and gas producers and general weakness in the overall market caused by lower drilling and new well completion activity, we believe that the gas compression market will continue to grow due to the increased consumption of natural gas, the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, the discovery of new reserves and the continuing interest in outsourcing compression by major producers. We believe that international market opportunities will drive Hanover's growth in the years to come.

   Our total compression horsepower at December 31, 2002 was approximately 3,514,000, including certain units from acquired companies that we have traditionally excluded from our rental utilization because these units required maintenance and upgrade to meet our standards ("unavailable units"). Historically, we have reported our horsepower utilization rate excluding unavailable units, but going forward we will report on a total horsepower basis. Hanover's compression horsepower utilization rate as of December 31, 2002, on a total horsepower basis, was 78%, compared to 84% at December 31, 2001.

   As of June 2002, the rental portion of the domestic gas compression market was estimated by industry analysts to be at least 5.0 million horsepower, which now accounts for approximately 31% of aggregate U.S. horsepower, having doubled since 1996. Growth of the rental compression capacity in the U.S. market is primarily driven by the increasing trend toward outsourcing by energy producers and processors. We believe that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer's investment in equipment and enabling the customer to more efficiently resize compression units to meet changing reservoir conditions. In addition, we also believe that outsourcing typically provides the customer with more timely and technically proficient service and maintenance, which often reduces operating costs. We believe growth opportunities for compressor rental and sales exist due to (i) increased worldwide energy consumption, (ii) implementation of international environmental and conservation laws prohibiting the flaring of natural gas, which increases the need for gathering systems, (iii) increased outsourcing by energy producers and processors, and (iv) the environmental soundness, economy and availability of natural gas as an alternative energy source. The rental compression business is capital intensive and our ability to take advantage of these growth opportunities may be limited by our ability to raise capital to fund our expansion. See Management's Discussion and Analysis for Results of Operations--Liquidity and Capital Resources in Item 7 of this Form 10-K.

   Substantially all of our assets and operations are owned or conducted by our wholly owned subsidiary, Hanover Compression Limited Partnership ("HCLP"). In December 2001 and 2002, HCLP and its subsidiaries completed various internal restructuring transactions pursuant to which certain of the domestic subsidiaries of HCLP were merged, directly or indirectly, with and into HCLP.

Recent Events

   During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management's recommendation to exit and sell our non-oilfield power generation facilities and certain used equipment business lines. The results from these businesses are reflected as discontinued operations in our Consolidated Financial Statements and prior periods have been adjusted to reflect this presentation. Additionally, in the second and fourth quarter of 2002, we recorded certain write-downs, asset impairments and restructuring costs. A summary of these changes and the related impact to the Company's financial results is discussed below. See Management's Discussion and Analysis of Results of Operations in Item 7 of this Form 10-K.

   In January 2003, we exercised our right to put our interest in the PIGAP II joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. Hanover acquired its interest in PIGAP II as part of its purchase of Production Operators Corporation from Schlumberger in August 2001. PIGAP II is a joint venture, currently owned 70% by a subsidiary of Williams Companies Inc. and 30% by Hanover, which operates a natural gas compression facility in Venezuela that processes 1.2 billion standard cubic feet per day of natural gas. The natural gas processed by PIGAP II is re-injected into oil reservoirs for enhanced oil recovery.

   The consummation of the transfer of Hanover's interest in the PIGAP II joint venture back to Schlumberger is subject to certain consents. We are currently in discussions with Schlumberger to explore the possibility of entering into a new agreement under which Hanover would retain the 30% ownership interest in the joint venture. In light of the ongoing discussions between Hanover and Schlumberger relating to the put, the parties have agreed to postpone the closing date to no later than May 31, 2003.

   In February 2003, we executed an amendment to our bank credit facility and certain compression equipment leases that we entered into in 1999 and 2000. The amendment, which was effective as of December 31, 2002, modifies certain financial covenants to allow us greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment would increase the commitment fee under the bank credit facility by 0.125% and increase the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in our interest cost as a result of the amendment will depend on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and pledged 66% of the equity interest in certain of Hanover's foreign subsidiaries. In consideration for obtaining the amendment, we agreed to pay approximately $1.8 million in fees to the lenders under these agreements. We also agreed to a restriction on our capital expenditures during 2003, which under the agreement cannot exceed $200 million.

   In connection with the compression equipment leases entered into in August 2001, we were obligated to prepare registration statements and complete an exchange offering to enable the holders of the notes issued by the lessors to exchange their notes with notes which are registered under the Securities Act. Because of the restatement of our financial statements, the exchange offering was not completed pursuant to the time line required by the agreement and we were required to pay additional lease expense in the amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense began accruing on January 28, 2002 and increased our lease expense by approximately $5.1 million during 2002. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.

2002 Acquisitions

Year Ended December 31, 2002

   In July 2002, we increased our ownership of Belleli Energy S.r.l. ("Belleli"), an Italian-based engineering, procurement and construction company that primarily engineers and manufactures desalinatization plants for use in Europe and the Middle East, to 40.3% from 20.3% by converting a $4.0 million loan to Belleli into additional equity ownership. In November 2002, we increased our ownership to 51% by exchanging a $9.4 million loan to the other principal owner of Belleli for additional equity ownership and began consolidating the results of Belleli's operations.

   In July 2002, we acquired a 92.5% interest in Wellhead Power Gates, LLC ("Gates") for approximately $14.4 million and had loaned approximately $6 million to Gates prior to our acquisition. Gates is a developer and owner of a forty-six megawatt cycle peaking power facility in Fresno County, California. This investment is accounted for as a consolidated subsidiary and is included in discontinued operations. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

   In July 2002, we acquired a 49.0% interest in Wellhead Power Panoche, LLC ("Panoche") for approximately $6.8 million and had loaned approximately $5 million to Panoche prior to the acquisition of our interest. Panoche is a developer and owner of a forty-nine megawatt cycle peaking power facility in Fresno County, California, which is under contract with California Department of Water Resources. This investment is accounted under the equity method of accounting and is included in discontinued operations. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

   In July 2002, we acquired certain assets of Voyager Compression Services, LLC for, a natural gas compression services company located in Gaylord, Michigan, for approximately $2.5 million in cash.

Business Strategy

   Historically, we have generated growth in excess of industry averages fueled by acquisitions and management focus on revenue growth. This has resulted in Hanover becoming a market leader in outsourced compression and has allowed us to establish sufficient critical mass to offer broad-based global solutions to our customers' surface production and processing needs and to expand our business lines. However, this dramatic growth has not been without its costs. Our growth exceeded the Company's infrastructure capabilities, strained our internal control environment, increased our leverage and hampered our ability to integrate the operations of acquired companies into our business. Further, in 2002, management's attention was diverted by the 2002 restatements of our financial statements, an investigation by the Securities and Exchange Commission and various related shareholder lawsuits. We will continue to work on the latter two items in 2003.

   Nevertheless, Hanover's new management team is focused on the future. Our growth strategy includes the following key elements:

  . Core Business Focus: Our new management team has conducted a review of our business lines and has decided to exit and sell certain business lines. As a result, in the forth quarter of 2002, the board of directors approved management's recommendation to exit and sell the Company's non-oilfield power generation and certain used equipment business lines. The results from these businesses are now reflected as discontinued operations in our financial statements and prior periods have been adjusted to reflect this presentation. We anticipate completing the sale of these assets in 2003.

  . Improve Operating Performance: In conjunction with our core business focus, we intend to work to improve the Company's operating performance. We have begun to selectively introduce price increases for our domestic compression rental business and anticipate being able to achieve an average of a 1-2% increase in prices in 2003. We will also work to increase our domestic fleet utilization by retiring obsolete units and curtailing the addition of new units. Finally, we will be working to increase activity in our fabrication sales and parts and service divisions.

  . Offer Broad-Based Solutions: We believe that we are the only company in our industry that offers outsourced rental compression as well as the sale of compressors, oil and gas production and processing equipment and related services. By offering a broad range of services that complement our historic strengths, we believe that we can offer global solutions to our customers which we expect to drive growth in each of our businesses. With this focus, our employees can leverage our following strengths to pursue bottom-line growth opportunities:

      . Our leading position in the design and fabrication of compressors helps us meet our rental fleet growth requirements as well as the needs of our customers who resize or replace units on existing projects or obtain compression products and services for new projects.

      . Our compressor services business supplies parts and services and manages compression units for customers who own their units, thereby helping us develop relationships for future business.

      . We design and fabricate oil and gas production equipment and provide related services essential to the operation of recently completed oil and gas wells, all of which enhance our opportunity to deliver compression services and equipment to customers as the need develops over the useful life of a well.

      . As our customers look to us to provide an ever-widening array of outsourced services, we continue to build our core business from emerging business opportunities, such as turnkey gas treatment, gas measurement and oilfield power generation sales and services. As with compression, these emerging businesses are increasingly being outsourced by industry participants and represent an additional opportunity to gain incremental revenue from current and potential customers.

  . Facility Consolidation and Headcount Reductions: With our dramatic growth came certain redundancies in our operations. During 2003, we plan to reduce headcount by approximately 500 employees worldwide and consolidate our fabrication operations into 9 fabrication centers down from the 13 fabrication centers we had as of December 31, 2002. The estimated annualized savings from these actions are expected to be approximately $20 million.

  . Capital Discipline and Leverage Reduction: In 2003, our focus will be on the total return from our investments as opposed to revenue growth. We will work to reduce working capital and to limit our capital expenditures to less than our cash flow, while reducing debt with excess cash flow and proceeds from asset sales. In addition, we agreed in our recent amendment to our bank credit facility to limit our capital expenditures for 2003 to no more than $200 million. In 2002, capital expenditures were approximately $250.2 million.

  . Integrate Systems and Operations: In order to enable us to move quickly to react to our customer's needs, both domestically and internationally, much of 2003 will be devoted to integrating our systems and operations. For example, we are currently implementing the Oracle Enterprise Resource Planning systems consolidating approximately 80 different accounting and reporting systems. We estimate that implementation of these systems will take 18 to 24 months and will cost approximately $24 million. We expect that our domestic and major international systems will be integrated by year-end 2003.

  . Exploit International Opportunities: We believe international markets represent one of the greatest growth opportunities for our business. Although our international horsepower has grown significantly over the last six years, we continue to believe that the market is drastically underserved. Of total proven worldwide reserves as of December 31, 2002, 97% are located outside the United States. We believe that the continuing worldwide development and implementation of oil and gas environmental and conservation laws prohibiting the flaring of natural gas and encouraging the use of gas-fired electric oilfield power generation, coupled with increased worldwide energy consumption, will continue to drive use of compression by international energy companies. In addition, we typically see higher pricing relative to the domestic market in international markets. At December 31, 2002, we had 860,000 horsepower in service internationally, or 24% of our total horsepower. International horsepower provided approximately 37% of the rental revenue for the year ended December 31, 2002 and approximately 33% of the rental revenue for the year ended December 31, 2001. Moreover, international oil and gas companies have traditionally purchased compression equipment, but over the past decade, the international energy producers have increasingly chosen to fulfill their compression requirements through outsourcing. We believe we are well positioned to exploit the opportunity created by these international trends.

  . Increase Horsepower Utilization and Continue to Expand in our Existing Domestic Markets: Since 1992, the percentage of aggregate compression horsepower outsourced by the industry has increased from nearly 20% to approximately 31% in 2002. This move to outsourcing has been driven by, among other things, the desire of producers and distributors of natural gas to: (1) maximize production revenue by improving mechanical run-time and reducing equipment maintenance and personnel costs; (2) increase capital available for other uses; and (3) improve operating flexibility by exploiting the rental company's greater asset base and extensive field service organization to efficiently resize compressor units to meet changing reservoir conditions. We believe the breadth and quality of our services and rental fleet, the depth of our customer relationships and our presence throughout the gas producing regions of the United States position us to capture additional outsourced business.

  . Focus on High Horsepower Units: The high horsepower compression segment, comprised of units of greater than 500 horsepower, is the fastest growing segment of the rental compression market. These units are typically installed on larger wells, gathering systems and processing and treating facilities whose size and generally more attractive unit economics largely insulate them from declining commodity prices. As a result, compressors in this segment tend to realize higher utilization rates. The greater technical requirements of these larger systems enable us to differentiate our compression products and services and to offer related products and services. Most compressors that we install internationally are high horsepower units. As of December 31, 2002, approximately 79% of our aggregate horsepower consists of high horsepower compression units. We believe the breadth of our experience, the quality of our service and of our compressor production and treatment equipment fabrication operations and our international experience will enable us to continue to capture business in this segment of the market.

  . Capitalize on our Decentralized Management and Operating Structure: To facilitate our broad-based approach we have adopted a geographical business unit concept and utilize a decentralized management and operating structure to provide superior customer service in a relationship-driven, service-intensive industry. We believe that our regionally based network, local presence, experience and in-depth knowledge of customers' operating needs and growth plans provide us with significant competitive advantages and drive internal growth. As our new systems are put in place, each of our geographic business unit managers will have primary profit and loss accountability for the unit which will provide greater focus on our bottom line.

                               Industry Overview

Gas Compression

   Typically, compression is required several times during the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage and throughout the transportation systems.

   Over the life of an oil or gas well, natural reservoir pressure and deliverability typically decline as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer flows naturally into the pipeline. It is at this time that compression equipment is applied to economically boost the well's production levels and allow gas to be brought to market.

   In addition to such wellhead and gas field gathering activities, natural gas compressors are utilized in a number of other applications, most of which are intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compressors are used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be removed and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compression equipment is applied to allow the gas to continue to flow in the pipeline to its destination. Additionally, compressors are utilized to re-inject associated gas to lift liquid hydrocarbons and thereby increase the rate of crude oil production from oil and gas wells. Furthermore, compression enables gas to be stored in underground storage reservoirs for subsequent extraction during periods of peak demand. Finally, compressors are often utilized in combination with oil and gas production equipment to process and refine oil and gas into higher value added and more marketable energy sources, as well as used in connection with compressed natural gas vehicle fueling facilities providing an alternative to gasoline.

   Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or change their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of the equipment, a dedicated local parts inventory, a diversified fleet of natural gas compressors and a highly trained staff of field service personnel are necessary to perform such functions in the most economic manner. These requirements, however, have typically proven to be an extremely inefficient use of capital and manpower for independent natural gas producers and have caused such firms, as well as natural gas processors and transporters, to increasingly outsource their non-core compression activities to specialists such as Hanover.

   The advent of rental and contract compression roughly 40 years ago made it possible for natural gas producers, transporters and processors to improve the efficiency and financial performance of their operations. We believe compressors leased from specialists generally have a higher rate of mechanical reliability and typically generate greater productivity than those owned by oil and gas operators. Furthermore, because compression needs of a well change over time, outsourcing of compression equipment enables an oil and gas producer to better match variable compression requirements to the production needs throughout the life of the well. Also, certain major domestic oil companies are seeking to streamline their operations and reduce their capital expenditures and other costs. To this end, they have sold certain domestic energy reserves to independent energy producers and are outsourcing facets of their operations. We believe that such initiatives are likely to contribute to increased rentals of compressor equipment.

   Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a "skid." A fabricator typically purchases the various compressor components from third party manufacturers, but employs its own engineers and design and labor force.

   In order to meet customers' needs, gas compressor fabricators typically offer a variety of services to their customers, including: (1) engineering, fabrication and assembly of the compressor unit; (2) installation and testing of the unit; (3) ongoing performance review to assess the need for a change in compression; and (4) periodic maintenance and replacement parts supply.

  Production Equipment

   Oil and gas reserves are generally not commercially marketable as produced at the wellhead. Typically, such reserves must be refined before they can be transported to market. Oil and gas production equipment is utilized to separate and treat such oil and gas immediately after it is produced in order to facilitate further processing, transportation and sale of such fuels and derivative energy sources. Oil and gas production equipment is typically installed at the wellhead immediately prior to commencing the large-scale production phase of a well and remains at the site through the life of the well.

  Market Conditions

   We believe that the most fundamental force driving the demand for gas compression and production equipment is the growing consumption of natural gas. As more gas is consumed, the demand for compression and production equipment increases. In addition, we expect the demand for liquefied natural gas, compressed natural gas and liquefied petroleum gas to continue to increase and result in additional demand for our compression and production equipment and related services.

   Although natural gas has historically been a more significant source of energy in the United States than in the rest of the world, we believe that aggregate foreign natural gas consumption has recently grown. Despite significant growth in energy demand, most non-U.S. energy markets have historically lacked the infrastructure necessary to transport natural gas to local markets, and natural gas historically has been flared at the wellhead. Given recent environmental legislation and the construction of numerous natural gas-fueled power plants built to meet international energy demand, we believe that international compression markets are experiencing growth.

   Natural gas is considered to be the "fuel of the future" because it provides the best mix of environmental soundness, economy and availability of any energy source. Rising worldwide energy demand, environmental considerations, the further development of natural gas pipeline infrastructure and the increasing use of natural gas as a fuel source in oilfield power generation are the principal reasons for this growth.

   While gas compression and production equipment typically must be highly engineered to meet demanding and unique customer specifications, the fundamental technology of such equipment has been stable and has not been subject to significant technological change.

                               Business Segments

   Our revenues and income are derived from five business segments (comprising four operating divisions): (a) domestic rentals; (b) international rentals; (c) compressor and accessory fabrication; (d) production and processing equipment fabrication; and (e) parts and service. The domestic and international compression rentals segments have operations primarily in the United States, Canada and South America. For financial data relating to our business segments and financial data relating to the amount or percentage of revenue contributed by any class of similar products or services which accounted for 10 percent or more of consolidated revenue in any of the last three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and Note 25 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

    Compression Rentals, Maintenance Services and Compressor and Accessory
                                  Fabrication

   We provide our customers with a full range of compressor and associated equipment sales, rental, maintenance and contract compression services. As of December 31, 2002, our compressor fleet consisted of 6,988 units, ranging from 8 to 4,450 horsepower per unit. The size, type and geographic diversity of this rental fleet enable us to provide our customers with a range of compression units that can serve a wide variety of applications and to select the correct equipment for the job, rather than trying to "fit" the job to our fleet of equipment.

   We base our gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of the contract, and the inclusion of any other desired services, such as installation, transportation and the degree of daily operation. Recently, we began to selectively introduce price increases for our domestic compression rental business, and we anticipate being able to achieve an average 1-2% increase in prices in 2003. Substantially all of our units are operated pursuant to "contract compression" or "rental with full maintenance" contracts under which we perform all maintenance and repairs on such units while under contract. In the U.S. onshore market, compression rental fleet units are generally leased under contract with minimum terms of six months to two years, which convert to month-to-month at the end of the stipulated minimum period. Historically, the majority of our customers have extended the length of their contracts, on a month-to-month basis, well beyond the initial term. Typically, our compression rental units utilized in offshore and international applications carry substantially longer lease terms than those for onshore domestic applications.

   An essential element to our success is our ability to provide compression services to customers with contractually committed compressor run-times of between 95% and 98%. Historically, our incidence of failing to meet run-time commitments (the penalty for which is paid in credits to the customer's account) has been insignificant, due largely to our rigorous preventive maintenance program and extensive field service network that permits us to promptly address maintenance requirements. Our team of over 2300 experienced maintenance personnel performs our rental compression maintenance services both at our facilities and in the field. Such maintenance facilities are situated in close proximity to actual rental fleet deployment to permit superior service response times.

   All rental fleet units are serviced at manufacturers' recommended maintenance intervals, modified as required by the peculiar characteristics of each individual job and the actual operating experience of each compressor unit. Prior to the conclusion of any rental job, our field management evaluates the condition of the equipment and, where practical, corrects any problems before the equipment is shipped out from the job site. Although natural gas compressors generally do not suffer significant technological obsolescence, they do require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes alignment, compression checks and other parametric checks that indicate a change in the condition of the equipment. In addition, oil and wear-particle analysis is performed on all units on an ongoing scheduled basis and prior to their redeployment at specific compression rental jobs. Overhauls are done on a condition-based interval instead of a time-based schedule. In our experience, these rigorous procedures maximize component life and unit availability and minimize avoidable downtime. Typically, we overhaul each rental compressor unit for general refurbishment every 36 to 48 months and anticipate performing a comprehensive overhaul of each rental compressor unit every 60 to 72 months. This maintenance program has provided us with a highly reliable fleet of compressors in excellent condition.

   Our field service mechanics provide all operating and maintenance services for our compression units leased on a contract compression or full maintenance basis and are on-call 24 hours a day. Those field personnel receive regular mechanical and safety training both from our staff and our vendors. Each of our field mechanics is responsible for specific compressor unit installations and has at his or her disposal a dedicated local parts inventory. Additionally, each field mechanic operates from a fully equipped service vehicle. Each mechanic's field service vehicle is radio or cellular telephone equipped which allows that individual to be our primary contact with the customer's field operations staff and to be contacted at either his or her residence or mobile phone 24 hours a day. Accordingly, our field service mechanics are given the responsibility to promptly respond to customer service needs as they arise based on the mechanic's trained judgment and field expertise.

   We believe our competitive position has benefited from the managerial parity that our sales and field service organizations enjoy within the company, enabling these two vital organizations to work together in a highly coordinated fashion in order to deliver maximum customer service, responsiveness and reliability. The foundation for our successful field operations effort is the experience and responsiveness of our over 2300 member compressor rental field service and shop staff of compressor mechanics. Our field service mechanics are coordinated and supported by regional operations managers who have supervisory responsibility for specific geographic areas.

   Our compressor and accessory fabrication operations, design, engineer and assemble compression units and accessories for sale to third parties as well as for placement in our compressor rental fleet. As of December 31, 2002, we had a compressor unit fabrication backlog for sale to third parties of $29.8 million compared to $25.3 million as of December 31, 2001. Substantially all backlog is expected to be produced within a 90 to 180 day period. In general, units to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis. We acquire major components for these compressor units from third party suppliers. We maintain parts inventories for our own use and to meet our customers needs. As of December 31, 2002, we had approximately $115 million in parts inventories.

                            Compressor Rental Fleet

   The size and horsepower of our compressor rental fleet owned or operated under lease on December 31, 2002 is summarized in the following table.

                                                Aggregate
                                      Number    Horsepower      % of
        Range of Horsepower per Unit of Units (in thousands) Horsepower
        ---------------------------- -------- -------------- ----------
                0-100...............  2,073         130          3.7%
                101-200.............  1,390         210          6.0%
                201-500.............  1,215         412         11.7%
                501-800.............    765         511         14.5%
                801-1,100...........    374         374         10.6%
                1,101-1,500.........    900       1,268         36.1%
                1,501-2,500.........    197         364         10.4%
                2,501-4,450.........     74         245          7.0%
                                      -----       -----        -----
                   Total............  6,988       3,514        100.0%
                                      =====       =====        =====

  Oil and Gas Production and Processing Equipment Fabrication

   Through our production and processing equipment fabrication division, we design, engineer, fabricate and either sell or occasionally rent a broad range of oil and gas production equipment designed to heat, separate, dehydrate and measure crude oil and natural gas. Our product line includes line heaters, oil and gas separators, glycol dehydration units and skid-mounted production packages designed for both onshore and offshore production facilities. We generally maintain standard product inventories in excess of $5 million and are therefore able to meet most customers' rapid response requirements and minimize customer downtime. As of December 31, 2002, we had a production and processing equipment fabrication backlog of $56.0 million compared to $38.9 million as of December 31, 2001. Substantially all backlog is expected to be produced within a 90 to 180 day period. We also purchase and recondition used production and processing equipment which is then sold or rented.

  Parts, Service and Used Equipment

   We purchase and recondition used gas compression units, oilfield power generation and treating facilities and production equipment that is then sold or rented to customers. In addition, we often provide contract operations and related services for customers that prefer to own their production, gas treating, and oilfield power generation or compression equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression rental, production processing equipment and oilfield power generation equipment and facilities. As customers look to us to provide an ever-widening array of outsourced services, we will continue to build our core business with emerging business opportunities, such as turnkey gas treatment, gas measurement and oilfield power generation sales and services. We maintain parts inventories for our own use and to meet our customers needs. As of December 31, 2002, we had approximately $115 million in parts inventories.

  Sources and Availability of Raw Materials

   Our fabrication operations consist of fabricating compressor and production and processing equipment from components and subassemblies, most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. Although our products are generally shipped within 180 days following order date, increases in raw material costs cannot always be offset by increases in our products' sales prices. We believe that all materials and components are readily available from multiple suppliers at competitive prices.

  Market and Customers

   Our customer base consists of over 1,800 U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, national oil and gas companies, large and small independent producers and natural gas processors, gatherers and pipelines. Additionally, we have negotiated strategic alliances or preferred vendor relationships with key customers pursuant to which we receive preferential consideration in customer compressor and oil and gas production equipment procurement decisions in exchange for providing enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of our consolidated revenues during 2002, 2001 or 2000.

   Our compressor leasing activities are located throughout the continental United States, internationally and in offshore operations. International locations include Argentina, Barbados, Egypt, United Arab Emirates, Equatorial Guinea, India, Venezuela, Colombia, Trinidad, Bolivia, Brazil, Mexico, Peru, Pakistan, Indonesia, Nigeria, United Kingdom and Canada. In addition, we have representative offices in the Netherlands and the Cayman Islands and have plans to open representative offices in Nigeria and Russia. As of December 31, 2002, equipment representing approximately 24% of our compressor horsepower was being used in international applications.

  Sales and Marketing

   Our more than 120 salespeople report to our Director of Worldwide Sales, who in turn reports to our President and Chief Executive Officer. Our salespeople aggressively pursue the rental and sales market for compressors and production equipment in their respective territories. Each salesperson is assigned a customer list on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. Our advertising and promotion strategy is a "concentrated" approach, tailoring specific messages into a very focused presentation methodology.

   Additionally, our salespeople coordinate with each other to effectively pursue customers who operate in multiple regions. The salespeople maintain intensive contact with our operations personnel in order to promptly respond to and satisfy customer needs. Our sales efforts concentrate on demonstrating our commitment to enhancing the customer's cash flow through superior product design, fabrication, installation, customer service and after-market support.

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

  Competition

   We believe that we are currently the largest natural gas compression company in the United States on the basis of aggregate rental horsepower. However, the natural gas compression services and fabrication business is highly competitive. Overall, we experience considerable competition from companies who may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies.

   Because the business is capital intensive, our ability to take advantage of growth opportunities may be limited by our ability to raise capital. As part of the recent amendment to our bank credit facility, we agreed to limit our capital expenditures for 2003 to no more than $200 million. To the extent that any of our competitors have a lower cost of capital or have greater access to capital than we do they may be able to compete more effectively, which may allow them to more readily take advantage of available opportunities.

   Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental units increases in a rental fleet, the number of sales, engineering, administrative and maintenance personnel required does not increase proportionately.

   One of the significant cost items in the compressor rental business is the amount of inventory required to service rental units. Each rental company must maintain a minimum amount of inventory to stay competitive. As the size of the rental fleet increases, the required amount of inventory does not increase in the same proportion. The larger rental fleet companies can generate cost savings through improved purchasing power and vendor support.

   We believe that we compete effectively on the basis of price, customer service, including the availability of personnel in remote locations, flexibility in meeting customer needs and quality and reliability of our compressors and related services. A few major fabricators, some of whom also compete with us in the compressor rental business, dominate the compressor fabrication business. We believe that we are one of the largest compressor fabrication companies in the United States.

   The production equipment business is a highly fragmented business with approximately eight substantial U.S. competitors. Although sufficient information is not available to definitively estimate our relative position in this market, we believe that we are among the top three oil and gas production equipment fabricators in the United States.

  Government Regulation

   We are subject to various federal, state, local and foreign laws and regulations relating to the environment, health and safety, including regulations regarding air emissions, wastewater and storm water discharges, as well as waste handling and disposal. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks, or pipelines and other regulated units, all of which may impose additional compliance obligations. Certain states have or are considering, and the federal government has recently passed, more stringent air emission controls on off-road engines. These laws and regulations may affect the costs of our operations. As with any owner of real property, we are subject to clean-up costs and liability for hazardous materials or any other toxic or hazardous substance that may exist on or under any of our properties.

   We believe that we are in substantial compliance with environmental laws and regulations and that the phasing in of recent non-road engine air emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

   Nevertheless, we may not be in compliance with certain environmental requirements for recently acquired facilities, in part because of our rapid growth through acquisitions. With respect to newly acquired facilities, it is our practice to investigate environmental compliance issues and address any issues promptly. We cannot be certain, however, that all such issues were completely resolved in accordance with applicable environmental regulations prior to our taking over operations, although it is our goal to correct any deficiencies as quickly as possible.

   The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the facility or disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, and similar state laws, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We are not currently under any order requiring that we undertake or pay for any cleanup activities, nor are we aware of any current environmental claims by the government or private parties against us demanding remedial costs or alleging that we are liable for such costs. However, we cannot be certain that we will not receive any such claims in the future.

   The Resource Conservation and Recovery Act ("RCRA"), and regulations promulgated thereunder, govern the generation, storage, transfer and disposal of hazardous wastes. We must comply with RCRA regulations for any of our operations that involve the generation, management or disposal of hazardous wastes (such as painting activities or the use of solvents). In addition, to the extent we operate underground tanks on behalf of specific customers, such operations may be regulated under RCRA. We believe we are in substantial compliance with RCRA and are not aware of any current claims against us alleging RCRA violations. We cannot be certain, however, that we will not receive such notices of potential liability in the future.

   Stricter standards in environmental legislation that may affect us may be imposed in the future, such as more stringent air emission requirements or proposals to make hazardous wastes subject to more stringent and costly handling, disposal and clean-up requirements. While we may be able to pass on the additional costs of complying with such laws to our customers, there can be no assurance that attempts to do so will be successful. Accordingly, new laws or regulations or amendments to existing laws or regulations might require us to undertake significant capital expenditures and otherwise have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Foreign Operations

   We operate in many different geographic markets, some of which are outside the United States. Changes in local economic or political conditions, particularly in Venezuela, Argentina, other parts of Latin America or Canada, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows. Additional risks inherent in our international business activities include the following: (a) difficulties in managing international operations; (b) unexpected changes in regulatory requirements; (c) tariffs and other trade barriers which may restrict our ability to enter into new markets; (d) changes in political conditions; (e) potentially adverse tax consequences; (f) restrictions on repatriation of earnings or expropriation of property; (g) the burden of complying with foreign laws; and (h) fluctuations in currency exchange rates and the value of the U.S. dollar. See the discussion of our Argentine and Venezuelan operations included in Management Discussion and Analysis of Financial Condition in Item 7 of this Form 10-K. Our future plans involve expanding our business in foreign markets where were currently do not conduct business. Our decentralized management structure and the risks inherent in new business ventures, especially in foreign markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

   In December 2002, certain opposition groups in Venezuela initiated an unofficial national strike. This has caused economic conditions in Venezuela to deteriorate, including a substantial reduction in the production of oil in Venezuela. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency which can be exchanged for foreign currency by businesses operating in Venezuela.

   As of December 31, 2002, we had approximately $21.5 million in receivables from customers in Venezuela, a significant portion of which were due from Petroleos de Venezuela, S.A., Venezuela's state-owned oil company. If the national strike continues, exchange controls remain in place, our receivables continue to increase and ultimately are not paid or economic conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in Hanover's net income.

   As part of our acquisition of the gas compression business of Schlumberger, we acquired minority interests in three joint ventures in Venezuela. As a minority investor in these joint ventures, we will not be able to control their operations and activities, including without limitation, whether and when they distribute cash or property to their holders. In January 2003, we exercised our right to put our interest in one of these joint ventures, the PIGAP II joint venture, back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. The consummation of the transfer of the Company's interest in the joint venture back to Schlumberger is subject to certain consents. We are currently in discussions with Schlumberger to explore the possibility of entering into a new agreement under which we would retain the 30% ownership interest in the joint venture. In light of the ongoing discussions between Hanover and Schlumberger relating to the put, the parties have agreed to postpone the closing date to no later than May 31, 2003.

   For financial data relating to the Company's geographic concentrations, see
Note 25 to the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K.

                     Executive Officers of the Registrant

   The following sets forth, as of March 14, 2002, the name, age and business experience for the last five years of each of our executive officers:

         Name       Age                       Position
         ----       ---                       --------
   Chad C. Deaton.. 50  President and Chief Executive Officer; Director
   John E. Jackson. 44  Senior Vice President--Chief Financial Officer
   Mark S. Berg.... 44  Senior Vice President--General Counsel and Secretary
   Robert O. Pierce 43  Senior Vice President--Operations--Fabrication
   Peter G. Schreck 39  Vice President--Treasury and Planning
   Stephen P. York. 46  Vice President and Corporate Controller

   The following sets forth certain information regarding executive officers of the Company:

   Chad C. Deaton was elected President, Chief Executive Officer and director in August 2002. From 1976 through 1984, Mr. Deaton served in a variety of positions with the Dowell Division of Dow Chemical. Following Schlumberger's acquisition of Dowell in 1984, Mr. Deaton served in management positions with Schlumberger in Europe, Russia and the United States. Mr. Deaton was executive vice president of Schlumberger Oilfield Services from 1998 to 1999. From September 1999 to September 2001, Mr. Deaton served as a Senior Advisor to Schlumberger Oilfield Services. Mr. Deaton also serves as an officer and director of certain of the Company's subsidiaries.

   John E. Jackson has served as Senior Vice President and Chief Financial Officer since February 2002. Prior to joining the Company, Mr. Jackson served as Vice President and Chief Financial Officer of Duke Energy Field Services, a $10 billion joint venture of Duke Energy and Phillips Petroleum that is one of the nation's largest producers and marketers of natural gas liquids. Mr. Jackson joined Duke Energy Field Services as Vice President and Controller in April 1999 and was named Chief Financial Officer in February 2001. Prior to joining Duke Energy Field Services, Mr. Jackson served in a variety of treasury, controller and accounting positions at Union Pacific Resources between June 1981 and April 1999.

   Mark S. Berg has served as Senior Vice President, General Counsel and Secretary since May 2002. From 1997 through 2001, Mr. Berg was an executive officer of American General Corporation, a Fortune 500 diversified financial services company, most recently serving in the position of Executive Vice President, General Counsel and Secretary. Mr. Berg began his career in 1983 as an associate with the Houston-based law firm of Vinson & Elkins, L.L.P. and served as a partner from 1990 through 1997.

   Robert O. Pierce has served as Senior Vice President--Manufacturing & Procurement since May 2000. Prior to being named Senior Vice President, Mr. Pierce was Vice President, serving the Company in that position since April 1995.

   Peter G. Schreck has served as Vice President--Treasury and Planning since September 2000. Mr. Schreck was previously employed in various financial positions by Union Pacific Corporation and affiliated subsidiaries from 1988 through August 2000. Immediately prior to joining the Company, Mr. Schreck held the position of Treasurer and Director of Financial Services for Union Pacific Resources Company.

   Stephen P. York has served as Vice President and Corporate Controller since April 2002. Prior to joining Hanover, Mr. York served as Director, Payroll Production of Exult, Inc., a provider of web-enabled Human Resources management services in Charlotte, NC, since 2001. From 1981 to 2000, Mr. York held various management positions with Bank of America Corporation, Charlotte, NC, including Senior Vice President--Personnel Operations, Senior Vice President--Controller/General Accounting, Senior Vice President--Corporate

Accounts Payable/Fixed Assets, and Vice President--Audit Director. Mr. York was an accountant with KPMG Peat Marwick in Waco, TX, from 1979 to 1981.

                                   Employees

   As of December 31, 2002 we had approximately 4,700 employees, approximately 85 of whom are represented by a labor union and approximately 600 contract personnel. We believe that our relations with our employees and contract personnel are satisfactory.

                            Electronic Information

   We maintain a website which can be found at http://www.hanover-co.com. At this time we do not make our Form 10-Ks, quarterly reports on Form 10-Q, current reports on Form 8-K, or the amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on our website. We are currently working to improve our website to make available such materials and other information useful to investors and expect such information to be available on our website soon. However, due to resource constraints, this work has not been completed. Such information is readily available at the website of the Securities and Exchange Commission, which can be found at http://www.sec.gov.

   A paper copy of any of the above-described filings is also available free of charge from the Company upon request by contacting Hanover Compressor Company, 12001 North Houston Rosslyn Road, Houston, Texas 77086, Attention: Corporate Secretary (281) 405-5175. You may also read and copy any document we file with the SEC at its public reference facilities at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Our SEC filings are also available at the offices of the New York Stock Exchange, Inc., 11 Wall Street, New York, New York 10005.

Item 2.  Properties

   The following table describes the material facilities owned or leased by Hanover and our subsidiaries as of December 31, 2002:

                                     Square
          Location            Status  Feet                        Uses
          --------            ------ -------                      ----
Broken Arrow, Oklahoma.......  Owned 127,505 Compressor and accessory fabrication
Davis, Oklahoma..............  Owned 393,870 Compressor and accessory fabrication
Houston, Texas...............  Owned 256,505 Compressor and accessory fabrication
Houston, Texas...............  Owned 155,822 Compressor and accessory fabrication
Houston, Texas...............  Owned 148,925 Compressor and accessory fabrication
Anaco, Venezuela............. Leased  10,000 Compressor rental and service
Casper, Wyoming..............  Owned  28,390 Compressor rental and service
Comodoro Rivadavia, Argentina Leased  21,000 Compressor rental and service
Comodoro Rivadavia, Argentina  Owned  26,000 Compressor rental and service
Farmington, New Mexico.......  Owned  20,361 Compressor rental and service
Gillette, Wyoming............ Leased  10,200 Compressor rental and service
Houston, Texas............... Leased  13,200 Compressor rental and service
Kilgore, Texas...............  Owned  33,039 Compressor rental and service
Maturin, Venezuela...........  Owned  20,000 Compressor rental and service
Midland, Texas...............  Owned  53,300 Compressor rental and service
Neuquen, Argentina...........  Owned  30,000 Compressor rental and service
Pampa, Texas................. Leased  24,000 Compressor rental and service
Pocola, Oklahoma.............  Owned  18,705 Compressor rental and service
Santa Cruz, Bolivia.......... Leased  21,500 Compressor rental and service
Tulsa, Oklahoma.............. Leased  16,456 Compressor rental and service
Tulsa, Oklahoma.............. Leased  13,100 Compressor rental and service
Tulsa, Oklahoma.............. Leased  19,200 Compressor rental and service
Victoria, Texas..............  Owned  21,840 Compressor rental and service
Victoria, Texas.............. Leased  18,083 Compressor rental and service
Walsall, UK-Redhouse.........  Owned  15,300 Compressor rental and service
Walsall, UK-Westgate.........  Owned  44,700 Compressor rental and service
West Monroe, Louisiana.......  Owned  26,100 Compressor rental and service
Yukon, Oklahoma..............  Owned  22,453 Compressor rental and service
Odessa,Texas.................  Owned  15,751 Parts, service and used equipment
Houston, Texas............... Leased  28,750 Parts, service and used equipment
Houston, Texas............... Leased  73,450 Parts, service and used equipment
Odessa, Texas................  Owned  30,281 Parts, service and used equipment
Broussard, Louisiana.........  Owned  74,402 Production and processing equipment fabrication
Calgary, Alberta, Canada.....  Owned  89,000 Production and processing equipment fabrication
Columbus, Texas..............  Owned 219,552 Production and processing equipment fabrication
Corpus Christi, Texas........  Owned  11,000 Production and processing equipment fabrication
Corpus Christi, Texas........  Owned  54,000 Production and processing equipment fabrication
Dubai, UAE...................  Owned  19,680 Production and processing equipment fabrication
Edmonton, Alberta, Canada....  Owned  40,000 Production and processing equipment fabrication
Hamriyah Free Zone, UAE......  Owned  20,664 Production and processing equipment fabrication
Houston, Texas............... Leased 103,000 Production and processing equipment fabrication
Mantova, Italy...............  Owned 200,263 Production and processing equipment fabrication
Midland, Texas...............  Owned  11,500 Production and processing equipment fabrication
Tulsa, Oklahoma..............  Owned  40,100 Production and processing equipment fabrication
Victoria, Texas..............  Owned  50,506 Production and processing equipment fabrication

   The Company's corporate headquarters and compressor fabrication facility in Houston, Texas and its production equipment manufacturing facility in Columbus, Texas are mortgaged to secure the repayment of approximately $3.2 million (as of December 31, 2002) in indebtedness to a commercial bank.

   Our executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and our telephone number is (281) 447-8787.

Item 3.  Legal Proceedings

   Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Southern District of Texas. These class actions have been consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover Compressor Company, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O'Connor. The plaintiffs in these securities actions purport to represent purchasers of our common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel. A consolidated amended complaint is currently due to be filed on or before April 7, 2003.

   Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. These derivative lawsuits, which were filed by certain of our shareholders purportedly on behalf of the Company, allege, among other things, that our directors breached their fiduciary duties to shareholders and seek unspecified amounts of damages, interest and costs, including legal fees. The derivative actions in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002. With that consolidation, the currently pending derivative lawsuits are:

                                                                                                                 Date
        Plaintiff                       Defendants              Civil Action No.            Court             Instituted
        ---------          ------------------------------------ ---------------- ---------------------------- ----------
Harbor Finance Partners,   Michael J. McGhan, William S.           H-02-0761     United States District Court  03/01/02
derivatively on behalf of  Goldberg, Ted Collins, Jr.,                           for the Southern District of
Hanover Compressor Company Robert R. Furgason, Melvyn N. Klein,                  Texas
                           Michael A. O'Connor, and Alvin V.
                           Shoemaker, Defendants and Hanover
                           Compressor Company, Nominal
                           Defendant

Coffelt Family,            Michael A. O'Connor, Michael J.         19410-NC      Court of Chancery for the     02/15/02
LLC, derivatively on       McGhan, William S. Goldberg, Ted                      State of Delaware State
behalf of Hanover          Collins, Jr., Melvyn N. Klein,                        Court in New Castle
Compressor Company         Alvin V. Shoemaker, and Robert R.                     County
                           Furgason, Defendants and Hanover
                           Compressor Company, Nominal
                           Defendant

   Motions are currently pending for appointment of lead counsel in the consolidated derivative actions in the Southern District of Texas. Currently, the Company will be required to file an answer or otherwise move with respect to the derivative action filed in Delaware by May 3, 2003. The Board of Directors has formed a Special Litigation Committee to address the issues raised by the derivative suits. Subject to the work of that Committee and its instructions, we intend to defend these cases vigorously.

   The putative class action securities lawsuit and the derivative lawsuits are at an early stage. Consequently, it is premature at this time to predict liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with such actions. An adverse outcome in these actions could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

   On November 14, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation relating to the matters involved in the restatements of our financial statements. We are cooperating fully with the Fort Worth District Office staff of the Securities and Exchange Commission. It is too soon to determine whether the outcome of this investigation will have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

   In January 24, 2003, Plumbers & Steamfitters, Local 137 Pension Fund and John Petti filed a putative securities class action against PricewaterhouseCoopers LLP, which is Hanover's auditor. The alleged class is all persons who purchased the equity or debt securities of Hanover Compressor Company or its affiliates from March 8, 2000 through and including October 23, 2002. On February 13, 2003, the court consolidated this action with Civil Action No. H-02-0410 described above.

   On March 26, 2003, Ann Angleopoulos filed a putative class action against Hanover, Michael McGhan, Michael O'Conner, Chad Deaton and other purportedly unknown defendants. The alleged class is comprised of persons who between November 8, 2000 and the present participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action seeks relief under the Employee Retirement Income Security Act based upon Hanover's and the individual defendants' alleged mishandling of the Company's 401(k) Plan. The Company has not yet been served with the complaint in this action.

   As of December 31, 2002, the Company has paid approximately $7.7 million in legal related expenses in connection with the internal investigations, the putative class action securities lawsuits, the derivative lawsuits and the Securities and Exchange Commission investigation. Of this amount, the Company has paid approximately $1.0 million on behalf of officers and directors in connection with the above-named proceedings. The Company intends to pay the litigation costs of its officers and directors, subject to the limitations imposed by Delaware law and the Company's certificate of incorporation and bylaws. The Company expects to be reimbursed for all or a portion of these litigation expenses from the Company's directors' and officers' insurance policies.

   In the ordinary course of business the Company is involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2002.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock trades on the New York Stock Exchange under the symbol "HC." The following table sets forth the high and low sales price for our common stock for the periods indicated.

                                          High   Low
                                         ------ ------
                          2001
                          First Quarter. $44.38 $29.25
                          Second Quarter $40.45 $29.00
                          Third Quarter. $34.00 $19.00
                          Fourth Quarter $30.40 $19.90

                          2002
                          First Quarter. $25.52 $10.50
                          Second Quarter $20.33 $11.56
                          Third Quarter. $13.50 $ 6.80
                          Fourth Quarter $11.98 $ 6.20

   As of March 21, 2003, there were 80,581,181 shares of our common stock outstanding, held by approximately 726 stockholders of record.

   We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt, develop and expand our business. Our $350 million credit facility with the JPMorgan Chase Bank, as agent (the "Bank Credit Agreement") limits the amount of dividends payable by us (without the lender's prior approval) on our common stock to no more than 25% of our net income for the period from December 3, 2001 until November 30, 2004. Any future determinations to pay cash dividends on the common stock will be at the discretion of the our Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors.

   The information included or to be included in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders under the caption "Equity Compensation Plan Information" is incorporated by reference herein.

Item 6.  Selected Financial Data

                     SELECTED FINANCIAL DATA (HISTORICAL)

   In the table below we have presented certain selected financial data for Hanover for each of the five years in the period ended December 31, 2002. The historical consolidated financial data has been derived from Hanover's audited consolidated financial statements. The following information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and the Consolidated Financial Statements of the Company in Item 15 of this Form 10-K.

   During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management's recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. The results from these businesses are reflected as discontinued operations and prior periods have been adjusted to reflect this presentation. Additionally, in the second and fourth quarter of 2002, we recorded certain write-downs, asset impairments and restructuring costs. A summary of these changes and charges to the Company's financial results is discussed below.

                                                                                        Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                            2002      2001(2)    2000(1)(2)  1999(2)     1998
                                                                         ----------  ----------  ---------- ---------- --------
                                                                                     (Restated)  (Restated) (Restated)
                                                                                 (in thousands, except per share data)
Income Statement Data:
   Revenues:
      Domestic rentals.................................................. $  328,600  $  269,679   $172,517   $136,430  $107,420
      International rentals.............................................    189,700     131,097     81,320     56,225    40,189
      Parts, service and used equipment.................................    223,845     214,872    113,526     39,130    29,538
      Compressor and accessory fabrication..............................    114,009     223,519     90,270     52,531    67,453
      Production and processing equipment fabrication...................    149,656     184,040     79,121     27,255    37,466
      Equity in income of non-consolidated affiliates...................     18,811       9,350      3,518      1,188     1,369
      Gain on change in interest in non-consolidated affiliate..........         --          --        864         --        --
      Other.............................................................      4,189       8,403      5,688      5,371     2,916
                                                                         ----------  ----------   --------   --------  --------
         Total revenues (3).............................................  1,028,810   1,040,960    546,824    318,130   286,351
                                                                         ----------  ----------   --------   --------  --------
   Expenses:
      Domestic rentals..................................................    120,740      95,203     60,336     46,184    36,570
      International rentals.............................................     57,579      45,795     27,656     18,765    12,816
      Parts, service and used equipment.................................    179,844     152,701     79,958     26,504    21,735
      Compressor and accessory fabrication..............................     99,446     188,122     76,754     43,663    58,144
      Production and processing equipment fabrication...................    127,442     147,824     62,684     20,278    25,781
      Selling, general and administrative...............................    153,676      92,172     51,768     33,782    26,626
      Foreign currency translation......................................     16,753       6,658         --         --        --
      Change in fair value of derivative financial instruments..........     (3,245)      7,596         --         --        --
      Other.............................................................     27,607       9,727         --         --        --
      Depreciation and amortization (4).................................    151,181      88,823     52,188     37,337    37,154
      Goodwill impairment...............................................     52,103          --         --         --        --
      Leasing expense...................................................     94,751      70,435     45,484     22,090     6,173
      Interest expense..................................................     36,978      17,531      8,679      8,786    11,716
      Distributions on mandatorily redeemable convertible preferred
       securities.......................................................      6,374       6,373      6,369        278        --
                                                                         ----------  ----------   --------   --------  --------
                                                                          1,121,229     928,960    471,876    257,667   236,715
                                                                         ----------  ----------   --------   --------  --------
Income (loss) from continuing operations before income taxes............    (92,419)    112,000     74,948     60,463    49,636
Provision for (benefit from) income taxes...............................    (17,576)     42,388     27,818     22,008    19,259
                                                                         ----------  ----------   --------   --------  --------
Income (loss) from continuing operations................................    (74,843)     69,612     47,130     38,455    30,377
Discontinued operations, net of tax.....................................    (41,225)      2,965      2,509         --        --
                                                                         ----------  ----------   --------   --------  --------
Income (loss) before cumulative effect of accounting change.............   (116,068)     72,577     49,639     38,455    30,377
   Cumulative effect of accounting change for derivative instruments,
    net of tax..........................................................         --        (164)        --         --        --
                                                                         ----------  ----------   --------   --------  --------
Net income (loss)....................................................... $ (116,068) $   72,413   $ 49,639   $ 38,455  $ 30,377
                                                                         ==========  ==========   ========   ========  ========

                                                                              Years Ended December 31,
                                                              -------------------------------------------------------
                                                                 2002      2001(2)    2000(1)(2)   1999(2)     1998
                                                              ----------  ----------  ----------  ---------- --------
                                                                          (Restated)  (Restated)  (Restated)
                                                              (Dollars and shares in thousands, except per share data)
Diluted net income available to common stockholders:
Net income (loss)............................................ $ (116,068) $   72,413  $   49,639   $ 38,455  $ 30,377
(Income) loss from discontinued operations...................     41,225      (2,965)     (2,509)        --        --
Distributions on mandatorily redeemable convertible preferred
 securities, net of income tax...............................         --       4,142          --         --        --
                                                              ----------  ----------  ----------   --------  --------
Diluted net income (loss) available to common stockholders... $  (74,843) $   73,590  $   47,130   $ 38,455  $ 30,377
                                                              ==========  ==========  ==========   ========  ========
Earnings (loss) per common share:
Basic earnings (loss) per common share from continuing
 operations (5).............................................. $    (1.46) $     1.00  $     0.80   $   0.67  $   0.53
                                                              ==========  ==========  ==========   ========  ========
Diluted earnings (loss) per common share from continuing
 operations (5).............................................. $    (1.46) $     0.94  $     0.75   $   0.63  $   0.50
                                                              ==========  ==========  ==========   ========  ========
Weighted average common and common equivalent shares:
Basic (5)....................................................     79,500      72,355      61,831     57,048    56,936
                                                              ==========  ==========  ==========   ========  ========
Diluted (5)..................................................     79,500      81,175      66,366     61,054    60,182
                                                              ==========  ==========  ==========   ========  ========

                                                                              Years Ended December 31,
                                                              -------------------------------------------------------
                                                                           Restated    Restated    Restated
                                                                 2002      2001(2)    2000(1)(2)   1999(2)     1998
                                                              ----------  ----------  ----------  ---------- --------
                                                                                   (in thousands)
Cashflows provided by (used in):
   Operating activities...................................... $  195,717  $  152,774  $   29,746   $ 71,610  $ 31,147
   Investing activities......................................   (193,703)   (482,277)    (67,481)   (95,502)  (14,699)
   Financing activities......................................     (4,232)    307,259      77,589     18,218    (9,328)
Balance Sheet Data (end of period):
   Working capital........................................... $  212,085  $  275,074  $  282,730   $103,431  $113,264
   Net property, plant and equipment.........................  1,167,675   1,151,513     574,703    498,877   392,498
   Total assets..............................................  2,154,029   2,265,776   1,246,172    753,387   614,590
   Long-term debt............................................    521,203     504,260     110,935     69,681   156,943
   Mandatorily redeemable convertible preferred securities...     86,250      86,250      86,250     86,250        --
   Common stockholders' equity...............................    927,626   1,039,468     628,947    365,928   315,470

--------
(1) April 2002 Restatement--In conjunction with a review of our joint ventures and other transactions conducted by the Audit Committee, the Company determined to restate its financial statements for the year ended December 31, 2000 and each of the quarters in the nine months ended September 30, 2001. See Note 22 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.
(2) November 2002 Restatement--A special committee of Hanover's Board of Directors, together with the Audit Committee of the Board and our management, completed an extensive investigation of certain transactions recorded during 2001, 2000 and 1999, including those transactions restated by Hanover in April 2002. As a result of this investigation, the Company determined to restate its financial results for the years ended December 31, 2001, 2000 and 1999. See Note 23 in Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
(3) We have grown as a result of internal growth and business combinations. For a description of significant business acquisitions, see Note 2 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. In the fourth quarter of 2002, we decided to discontinue certain businesses. For a description of the discontinued operations, see Note 3 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
(4) In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, amortization of goodwill to earnings is discontinued. Instead, goodwill will be reviewed for impairment annually or whenever events indicate impairment may have occurred. SFAS 142 was effective for Hanover on January 1, 2002. Under the transition provisions of SFAS 142, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 shall not be amortized. For financial data relating to our goodwill and other intangible assets, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 9 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

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

GENERAL

   Hanover Compressor Company, through its subsidiaries, is a global market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for natural gas processing and transportation. We sell this equipment and provide it on a rental, contract compression, maintenance and acquisition leaseback basis to natural gas production, processing and transportation companies that are seeking outsourcing solutions. Founded in 1990 and a public company since 1997, our customers include both major and premier independent oil and gas producers and distributors as well as national oil and gas companies. Our maintenance business, together with our parts and service business, can provide solutions to customers that own their own compression equipment, but want to outsource their operations. We also have compressor and oil and gas production equipment fabrication operations and provide gas processing and treating, gas measurement and oilfield power generation services, which broaden our customer relationships both domestically and internationally.

   The Company has grown through internal growth and through acquisitions. For 2003, the Company plans to reduce its capital spending and focus on completing the integration of recent acquisitions. In addition, we plan to reduce our headcount by approximately 500 employees worldwide and consolidate our fabrication operations into 9 fabrication centers down from the 13 fabrication centers we had as of December 31, 2002. The estimated annualized savings from these actions are expected to be approximately $20 million.

Recent Events

   During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management's recommendation to exit and sell our non-oilfield power generation facilities and certain used equipment business lines. The results from these businesses are reflected as discontinued operations in our Consolidated Financial Statements and prior periods have been adjusted to reflect this presentation. Additionally, in the second and fourth quarter of 2002, we recorded certain write-downs, asset impairments and restructuring costs. A summary of these changes and the related impact to the Company's financial results is discussed below.

   In January 2003, we exercised our right to put our interest in the PIGAP II joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. Hanover acquired its interest in PIGAP II as part of its purchase of Production Operators Corporation from Schlumberger in August 2001. PIGAP II is a joint venture, currently owned 70% by a subsidiary of Williams Companies Inc. and 30% by Hanover, which operates a natural gas compression facility in Venezuela that processes 1.2 billion standard cubic feet per day of natural gas. The natural gas processed by PIGAP II is re-injected into oil reservoirs for enhanced oil recovery.

   The consummation of the transfer of Hanover's interest in the joint venture back to Schlumberger is subject to certain consents. We are currently in discussions with Schlumberger to explore the possibility of entering into a new agreement under which Hanover would retain the 30% ownership interest in the joint venture. In light of the ongoing discussions between Hanover and Schlumberger relating to the put, the parties have agreed to postpone the closing date to no later than May 31, 2003.

   In February 2003, we executed an amendment to our bank credit facility and certain compression equipment leases that we entered into in 1999 and 2000. The amendment, effective as of December 31, 2002, modifies certain financial covenants to allow us greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment would increase the commitment fee under the bank credit facility by 0.125% and increase the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in our interest cost as a result of the amendment will depend on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and pledged 66% of the equity interest in certain of Hanover's foreign subsidiaries. In consideration for obtaining the amendment, we agreed to pay approximately $1.8 million in fees to the lenders under these agreements. We also agreed to a restriction on our capital expenditures during 2003, which under the agreement cannot exceed $200 million.

   In connection with the compression equipment leases entered into in August 2001, we were obligated to prepare registration statements and complete an exchange offering to enable the holders of the notes issued by the lessors to exchange their notes with notes which are registered under the Securities Act of 1933. Because of the restatement of our financial statements, the exchange offering was not completed pursuant to the time line required by the agreement and we were required to pay additional lease expense in the amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense began accruing on January 28, 2002 and increased our lease expense by approximately $5.1 million during 2002. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.

Recent Material Acquisitions

   In August 2001, we acquired 100% of the issued and outstanding shares of Production Operators Corporation ("POI") from Schlumberger (the "POI Acquisition") for $761 million in cash, and Hanover common stock and indebtedness, subject to certain post-closing adjustments pursuant to the purchase agreement that to date have resulted in an increase in the purchase price to approximately $778 million due to an increase in net assets acquired. Under the terms of the acquisition agreement, Schlumberger received approximately $270 million in cash (excluding the amounts paid for the increase in net assets), $150 million in a long-term subordinated note and approximately 8,708,000 shares of Hanover common stock, or approximately 11% of the outstanding shares, which are required to be held by Schlumberger for at least three years following the closing date. The ultimate number of shares issued under the purchase agreement was determined based on the nominal value of $283 million divided by $32.50 per share, the 30-day average closing price of Hanover common stock as defined under the acquisition agreement and subject to a collar of $41.50 and $32.50. The estimated fair value of the stock issued was $212.5 million, based on the market value of the shares at the time the number of shares issued was determined reduced by an estimated 20% discount due to the restrictions on the stock's marketability. The POI Acquisition was accounted for as a purchase and is included in our financial statements commencing on September 1, 2001.

   We recorded approximately $70 million in goodwill related to the acquisition of POI which, in accordance with the transition provisions of Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets ("SFAS 142") will not be amortized. In addition, we recorded $9.8 million in estimated value of identifiable intangible assets. The purchase price was subject to certain post-closing adjustments, a contingent payment of up to $58 million by us to Schlumberger and additional contingent payments by us based on the realization of certain tax benefits by us over the next 15 years.

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

   In September 2000, we acquired the compression services division of Dresser-Rand Company for $177 million in cash and common stock, subject to certain post-closing adjustments pursuant to the acquisition agreement which to date have resulted in an increase in the purchase price to approximately $199 million due to increases in net assets acquired. In July 2000, we acquired PAMCO Services International for approximately $58 million in cash and notes. In June 2000, the we acquired Applied Process Solutions, Inc. for approximately 2,303,000 shares of our common stock. These acquisitions were included in the results of operations from their respective acquisition dates.

   The following table summarizes revenues, expenses and gross profit percentages for each of the our business segments (dollars in thousands):

                                                       Years Ended December 31,
                                                    ------------------------------
                                                       2002       2001      2000
                                                    ---------- ---------- --------
Revenues:
   Domestic rentals................................ $  328,600 $  269,679 $172,517
   International rentals...........................    189,700    131,097   81,320
   Parts, service and used equipment...............    223,845    214,872  113,526
   Compressor and accessory fabrication............    114,009    223,519   90,270
   Production and processing equipment fabrication.    149,656    184,040   79,121
   Equity in income of non-consolidated affiliate..     18,811      9,350    3,518
   Other...........................................      4,189      8,403    6,552
                                                    ---------- ---------- --------
                                                    $1,028,810 $1,040,960 $546,824
                                                    ========== ========== ========
Expenses:
   Domestic rentals................................ $  120,740 $   95,203 $ 60,336
   International rentals...........................     57,579     45,795   27,656
   Parts, service and used equipment...............    179,844    152,701   79,958
   Compressor and accessory fabrication............     99,446    188,122   76,754
   Production and processing equipment fabrication.    127,442    147,824   62,684
                                                    ---------- ---------- --------
                                                    $  585,051 $  629,645 $307,388
                                                    ========== ========== ========
Gross profit percentage:
   Domestic rentals................................    63%        65%       65%
   International rentals...........................    70%        65%       66%
   Parts, service and used equipment...............    20%        29%       30%
   Compressor and accessory fabrication............    13%        16%       15%
   Production and processing equipment fabrication.    15%        20%       21%

   In addition, in 2002, we determined to restate our financials for the years ended December 31, 2001, 2000 and 1999. Accordingly, revenues, expenses income before taxes, net income and earnings per share have been restated for the years ended December 31, 2001, 2000 and 1999. See Notes 22 and 23 in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

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

   We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and liquidity.

  Allowances and Reserves

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. During 2002, 2001 and 2000, we recorded approximately $7.1 million, $4.9 million and $3.2 million in additional allowances for doubtful accounts, respectively.

   We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required.

  Long Lived Assets and Investments

   We review for the impairment of long-lived assets, including property, plant and equipment, goodwill, intangibles and investments in non-consolidated affiliates whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair market value and is charged to the period in which the impairment occurred. In addition, goodwill is evaluated at least annually pursuant to the requirements of SFAS 142, to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. The estimates of fair market value is based upon management's estimates of the present value of future cash flows. Management makes assumptions regarding the estimated cash flows and if these estimates or their related assumptions change, an impairment charge may be incurred.

   We capitalize major improvements that we believe extend the useful life of an asset. Repairs and maintenance are expensed as incurred. Interest is capitalized during the fabrication period of compression equipment and facilities that are fabricated for use in our rental operations. The capitalized interest is recorded as part of the basis of the asset to which it relates and is amortized over the asset's estimated useful life.

   We hold minority interests in companies having operations or technology in areas that relate to our business, one of which is publicly traded and may experience volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

  Tax Assets

   Hanover must estimate its expected future taxable income in order to assess the realizability of its deferred income tax assets. As of December 31, 2002, Hanover reported a net deferred tax liability of $112.5 million, which included gross deferred tax assets of $205.6 million, net of a valuation allowance of $23.4 million. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating conditions and future financial conditions.

   Additionally, Hanover must consider any prudent and feasible tax planning strategies that might minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets, if management has the ability to implement these strategies and the expectation of implementing these strategies if the forecasted conditions actually occurred. The principal tax planning strategy available to Hanover relates to the permanent reinvestment of the earnings of foreign subsidiaries. Assumptions related to the permanent reinvestment of the earnings of foreign subsidiaries are reconsidered annually to give effect to changes in Hanover's businesses and in its tax profile.

  Sale and Leaseback Transactions

   Since 1998, we have entered into five sale and leaseback transactions of compression equipment with special purpose entities. These sale and leaseback transactions are evaluated for lease classification in accordance with SFAS 13, Accounting for Leases, "SFAS 13". In accordance with generally accepted accounting principles, the special purpose entities are not included in our consolidated financial statements when the owners of the special purpose entities have made a substantial residual equity investment of at least three percent of the total capital of the entity that is at risk during the entire term of the lease. Generally accepted accounting principles requires us to:

  .   estimate the remaining life of the asset at lease inception;

  .   estimate the fair market value of the asset at lease inception;

  .   estimate the leased equipment's residual value at the end of the lease;

  .   estimate certain costs to be incurred by us in connection with the lease;

  .   estimate the present value of the lease payments under the lease; and

  . confirm that the substantial residual equity investment of at least three percent of the total capital of the entity continues to be at risk during the entire term of the lease.

   If these estimates were materially incorrect, we could be required to include the special purpose entities and the related compression equipment and debt in our financial statements. We treat the leases as operating leases for financial accounting purposes, but as financing arrangements for federal income tax and certain other tax purposes.

   In addition, because we sold the compressors to the special purpose entities, our depreciation expense was reduced by approximately $36 million, $43 million, and $31 million for the years ended December 31, 2002, 2001 and 2000, respectively. We also believe that these transactions had the effect of decreasing interest expense. However, we believe the decreased interest expense and the increased leasing expense are not directly comparable because the duration of our compression equipment leases are longer than the maturity of our revolving line of credit.

   In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. FIN 46 will require us to include in our consolidated financial statements the special purpose entities that lease compression equipment to us beginning in July 2003. If we were required to consolidate the special purpose entities as of December 31, 2002, we would add approximately $1,031 million in compressor equipment and approximately $1,140 million in debt to our balance sheet and we would reverse $109 million of the deferred gains which were recorded on our balance sheet as a result of the sale and leaseback transactions. In addition, Hanover would record depreciation expense on the compression equipment for prior periods (net of tax) as part of the cumulative effect of the adoption of FIN 46. We are currently in the process of evaluating the impact of recording depreciation for prior periods. After we adopt FIN 46, we estimate that we will record approximately $20 million per year in additional depreciation expense on our leased compression equipment.

   See "--Leasing Transactions" for more information on these sale and leaseback transactions.

  Revenue Recognition--Percentage of Completion Accounting

   We recognize revenue and profit for our fabrication operations as work progresses on long-term, fixed-price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and since the fabrication projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Examples of factors that would give rise to revisions include variances in the actual or revisions to the estimated costs of components, labor or other fabrication costs. The average duration of these projects is four to six months. As of December 31, 2002, we had recognized approximately $42.8 million in costs and estimated earnings on uncompleted contracts.

   We estimate percentage-of-completion for compressor and processing equipment fabrication on a direct-labor-hour-to-total-labor-hour basis. This requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. Production equipment fabrication percentage-of-completion is estimated using the cost-to-total-cost basis. This requires us to estimate the number of total costs (labor and materials) required to complete each project.

   Since we have many fabrication projects in process at any given time, we do not believe that materially different results would be achieved if different estimates, assumptions, or conditions were used for each project.

  Contingencies and Litigation

   Due to the restatement of our financial statements and in the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, we are required to record a loss during the period in which we, based on our experience, believe a contingency is likely to result in a financial loss to us.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues

   Our total revenues decreased by $12.2 million, or 1%, to $1,028.8 million during the year ended December 31, 2002 from $1,041.0 million during 2001, as declining revenues in our fabrication businesses more than offset increases in revenues from our domestic and international rental revenues.

   Revenues from rentals increased by $117.5 million, or 29%, to $518.3 million during 2002 from $400.8 million during 2001. Domestic revenues from rentals increased by $58.9 million, or 22%, to $328.6 million during 2002 from $269.7 million during 2001. International rental revenues increased by $58.6 million, or 45%, to $189.7 million during 2002 from $131.1 million during 2001. The increase in both domestic and international rental revenues resulted from expansion of our rental fleet and business acquisitions completed in 2001. During 2001, we completed two significant acquisitions: (1) in March 2001, we acquired OEC Compression Corporation which increased our rental fleet by approximately 175,000 horsepower, and (2) in August 2001, we acquired Production Operators Corporation which increased our rental fleet by approximately 860,000 horsepower.

   The increase in international rental revenues was offset in part by decreased revenues from our Venezuelan operations. In December 2002, certain opposition groups in Venezuela initiated an unofficial national strike. This has caused economic conditions in Venezuela to deteriorate, including a substantial reduction in the production of oil in Venezuela. As a result, during the fourth quarter of 2002, our international rental revenues were decreased by approximately $2.7 million as a result of the disruption in our operations in Venezuela. At December 31, 2002, we had approximately $21.5 million in outstanding receivables related to our Venezuelan operations.

   At December 31, 2002, the compressor rental fleet consisted of approximately 3,514,000 horsepower, a 1% increase over the 3,477,000 horsepower in the rental fleet at December 31, 2001. Domestic horsepower in the rental fleet decreased by 1% to 2,654,000 horsepower at December 31, 2002 from approximately 2,696,000 horsepower at December 31, 2001 and international horsepower increased by 10% to 860,000 horsepower at December 31, 2002 from approximately 781,000 horsepower at December 31, 2001.

   Revenues from parts, service and used equipment increased by $8.9 million, or 4% to $223.8 million during 2002 from $214.9 million during 2001. This increase was due to a $26.5 million gas plant sale transaction and a $20.1 million compression equipment sale transaction offset by lower revenues as a result of weaker market conditions.

   Revenues from compressor and accessory fabrication decreased by $109.5 million, or 49%, to $114.0 million during 2002 from $223.5 million during 2001. During 2002, an aggregate of approximately 150,900 horsepower of compression equipment was fabricated and sold compared to approximately 366,000 horsepower fabricated and sold during 2001. In addition, 97,900 horsepower was fabricated and placed in the rental fleet during 2002 compared to 220,000 horsepower in 2001.

   Revenues from production and processing equipment fabrication decreased by $34.3 million, or 19%, to $149.7 million during 2002 from $184.0 million during 2001. In July 2002, we increased our ownership of Belleli Energy S.r.l. to 40.3% from 20.3% by converting a $4.0 million loan to Belleli into additional equity ownership. In November 2002, we increased our ownership to 51% by exchanging a $9.4 million loan to the other principal owner of Belleli for additional equity ownership and began consolidating the results of Belleli's operations. Production and processing equipment revenues include $15.4 million in revenues from the consolidation of Belleli since November 21, 2002. Excluding Belleli, revenues from our fabrication businesses declined by 27% due to decreased capital spending by our customers in 2002 caused by weak economic market conditions and recent political and economic events in South America resulting in lower drilling and new well completion activity by oil and gas producers. The average North and South American rig count decreased by 27% in 2002 to 1,097 from 1,497 in 2001 and the twelve month rolling average Henry Hub natural gas price decreased to $3.22 per Mcf in December 2002 from $4.26 per Mcf in December 2001.

   Equity in earnings in subsidiaries increased $9.4 million, or 101%, to $18.8 million during 2002, from $9.4 million during 2001. This increase is primarily due to our acquisition of POI, which included interests in three joint venture projects in South America. These joint ventures contributed $21.2 million in equity earnings for 2002 compared to $8.1 million in 2001 and was partially offset by a decrease in equity earnings from Hanover Measurement Services Company LP which decreased to a loss of $2.2 million in 2002 from $0.8 million in income in 2001.

Expenses

   Operating expenses from domestic rentals increased by $25.6 million or 27% to $120.8 million during 2002 from $95.2 million during 2001. Operating expenses from international rentals increased by $11.8 million, or 26%, to $57.6 million during 2002 from $45.8 million during 2001. The increase in rental expenses resulted primarily from the increased rental business and the corresponding 22% and 45% increase in domestic and international rental revenues, respectively, over revenues for the corresponding period in 2001. The gross profit percentage from domestic and international rentals was approximately 63% and 70%, respectively during 2002 and 65% and 65%, respectively in 2001. The decrease in domestic rentals gross profit percentage was primarily due to weaker domestic market conditions. The increase in international rentals gross profit percentage was due to the increase in revenues for the year without a corresponding increase in expenses.

   Operating expenses of our parts, service and used equipment segment increased by $27.1 million, or 18% to $179.8 million, during 2002, compared to $152.7 million in 2001, which partially relates to the 4% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 20% during 2002 down from 29% in 2001. In 2002, parts and service revenue included $62.4 million in used equipment sales at a 13% gross margin, compared to $28.0 million in 2001, with a 31% gross margin. Approximately 4% of the decrease in gross profit margin for parts, service and used equipment was due to a low margin gas plant sale transaction and a low margin compressor sale transaction. In addition, approximately 3% of the decrease in gross margin was due to $6.8 million in inventory write downs and reserves for parts which were either obsolete, excess or carried at a price above market value. The remainder of the decrease was primarily due to the impact of weaker market conditions on sales volume and margins. Excluding the write downs and the gas plant and compression equipment transaction, the gross profit margin from parts, service and used equipment would have been 26% during 2002.

   Operating expenses of compressor fabrication decreased by $88.7 million, or 47%, to $99.4 million during 2002 from $188.1 million during 2001, commensurate with the decrease in compressor fabrication business and revenue. The gross profit margin on compression fabrication was 13% during 2002 down from 16% in 2001. The operating expenses attributable to production equipment fabrication decreased by $20.4 million, or 14%, to $127.4 million during 2002 from $147.8 million during 2001. The gross profit margin attributable to production and processing equipment fabrication was 15% during 2002 down from 20% in 2001. The decrease in gross profit margin for compression and accessory fabrication and production and processing equipment fabrication was attributable to lower sales levels without a corresponding decrease in overhead and the impact of weaker market conditions on sales margins.

   Selling, general and administrative expenses increased $61.5 million, or 67%, to $153.7 million in 2002 from $92.2 million in 2001. The increase is attributable to increased personnel and other selling and administrative activity in our business segments resulting from the acquisitions completed during 2001. In addition, we recorded $3.8 million in employee separation costs relating to a reduction in our work force and management changes and approximately $11.6 million in additional legal and accounting costs, a significant portion of which was associated with our Board of Directors and Special Litigation Committee review of certain transactions, the restatement of our financial results and the Securities and Exchange Commission investigation.

   Depreciation and amortization increased by $62.4 million, or 70%, to $151.2 million during 2002 compared to $88.8 million during 2001. During 2002 we recorded a $34.5 million charge included in depreciation and amortization expense for reductions in the carrying value of certain idle compression equipment that is being retired and the acceleration of depreciation related to certain plants and facilities expected to be sold or abandoned. The remaining increase in depreciation was due to the additions to the rental fleet, partially offset by the change in estimated lives of certain compressors. After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15-year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet. We believe our new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. The effect of this change in estimate on 2002 was a decrease in depreciation expense of approximately $14.4 million and an increase in net income of approximately $8.6 million ($0.11 per share).

   In addition, because we sold compressors in sale-leaseback transactions, depreciation expense was reduced by approximately $36 million in 2002 compared to approximately $43 million in 2001. The decrease in depreciation in 2002 from 2001 was due to the Company's change in estimate of useful lives of its compressors on July 1, 2001, which is discussed above.

   The increase in depreciation was also offset by the decrease in goodwill amortization due to our adoption of SFAS 142. Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. During 2001, approximately $11.6 million in goodwill amortization was recorded.

   We incurred leasing expense of $94.8 million during 2002 compared to $70.4 million during 2001. The increase of $24.4 million was attributable to the compression equipment leases we entered into in August 2001. In connection with these leases, we were obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes for notes which are registered under the Securities Act of 1933, as amended. Because the exchange offer was not completed until March 13, 2003, we were required to pay additional leasing expense in the amount of approximately $105,600 per week until March 13, 2003. The additional leasing expense began accruing on January 28, 2002. In 2002, we recorded additional leasing expense of approximately $5.1 million related to the registration and exchange offering obligations.

   Interest expense increased by $19.5 million to $37.0 million during 2002 from $17.5 million during 2001. The increase in interest expense is due to higher levels of outstanding debt partially offset by lower effective interest rates.

   Foreign currency translation expense increased by $10.1 million, or 152%, to $16.8 million during 2002 compared to $6.7 million during 2001. The increase was primarily due to our operations in Argentina and Venezuela. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. We have renegotiated ten of eleven of our agreements in Argentina and expect to renegotiate the remaining agreement in the near future. We do not expect that the outcome of the renegotiation of the remaining agreement will have a material impact on our financial statements. As a result of these negotiations, we received approximately $11.2 million in partial reimbursements and expect to receive approximately $0.5 million in early 2003. We recorded $1.5 million of these partial reimbursements in translation expense and $9.7 million in revenues from international rentals. During 2002, we recorded an exchange loss of approximately $9.9 million and $5.8 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation loss of approximately $1.1 million for all other countries.

   The fair value of our derivative instruments (interest rate swaps) increased by $3.2 million during 2002 while the fair value decreased by $7.6 million in 2001. This was due to the recognition of an unrealized change in the fair value of our interest rate swaps which we have not designated as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").

   Due to a downturn in our business and changes in the business environment in which we operate, we completed a goodwill impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, we recorded an estimated $47.5 million impairment of goodwill attributable to our production and processing equipment fabrication business in the second quarter of 2002. The second step of the impairment test required us to allocate the fair value of the production and processing equipment business to its assets. We performed the second step of the goodwill impairment test in the third quarter of 2002 and determined that no adjustment to the impairment, recorded in the second quarter, was required. We estimated the fair value of our reporting units using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales. In the fourth quarter of 2002, we also recorded a $4.6 million goodwill impairment related to our pump division which is expected to be sold in 2003.

   Other expenses increased $17.9 million, or 184%, to $27.6 million during 2002 compared to $9.7 million during 2001. Other expense in 2002 included $15.9 million of write-downs and charges related to investments in four non-consolidated affiliates which have experienced a decline in value which we believe to be other than temporary, a $0.5 million write off of a purchase option for an acquisition which we have abandoned, $2.7 million in other non-operating costs and a $8.5 million write down of notes receivable including a $6.0 million reserve established for loans to employees who are not executive officers. Other expense in 2001 included a $2.7 million bridge loan commitment fee associated with Hanover's recent acquisition of POI, a $5.0 million write down of an investment in Aurion Technologies, Inc., a $1.0 million litigation settlement and $1.0 million in other non-operating expenses.

Income Taxes

   The provision for income taxes decreased by $60.0 million, or 141%, to a tax benefit of $17.6 million during 2002 from $42.4 million of tax expense during 2001. The decrease resulted primarily from the corresponding decrease in income before income taxes. The average effective income tax rates during 2002 and 2001 were 19.0% and 37.8%, respectively. The decrease in the effective tax rate was due primarily to a nondeductible goodwill impairment charge, U.S. impact of foreign operations, and valuation allowances against certain net operating losses. The effective tax rate benefited from non-U.S. foreign exchange losses deductible for tax in excess of book losses.

Discontinued operations

   During the fourth quarter of 2002, the Company reviewed its business lines and the board of directors approved management's recommendation to exit and sell the Company's non-oilfield power generation and certain used equipment business lines. In the fourth quarter 2002, Hanover recorded a pre-tax charge of $52.3 million ($36.4 million, net of tax) to write down its investment in discontinued operations to current estimated fair market values. In addition, these operations recorded approximately $6.0 million ($3.9 million, net of tax) in write-downs which were recorded in the second quarter of 2002. Discontinued operations include three non-oilfield power generation projects in California and related inventory, and certain of the Company's used equipment divisions. Hanover anticipates selling these assets in 2003.

   Income (loss) from discontinued operations decreased $3.9 million, or 130%, to a net loss of $0.9 million during 2002 from net income of $3.0 million during 2001. The decrease in net income was primarily attributable to weaker market conditions which impacted sales volume and gross margins.

Net Income (loss)

   Net income (loss) decreased $188.5 million, or 260%, to a net loss of $116.1 million during 2002 from net income of $72.4 million during 2001 primarily due to (i) the decline in market conditions which impacted our compressor and accessory fabrication and production and processing equipment sales and gross profits, (ii) a $6.7 million pre-tax inventory write down, (iii) a $34.5 million charge included in depreciation and amortization expense for reductions in the carrying value of certain idle units of the Company's compression fleet that are being retired and the acceleration of depreciation related to certain plants and facilities expected to be sold or abandoned, (iv) an increase in selling, general and administrative expenses, depreciation expense, leasing expense, foreign currency translation expense and interest expense and (v) a $52.1 million goodwill impairment and (vi) a $40.3 million charge to write down investments in discontinued operations to their estimated fair market values.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues

   Our total revenues increased by $494.2 million, or 90%, to $1,041.0 million during the year ended December 31, 2001 from $546.8 million during 2000. The increase in revenues resulted from growth in horsepower of our natural gas compressor rental fleet, internal growth in our fabrication business and outsourcing businesses, which includes compression, gas treating, process measurement and oilfield power generation, as well as growth due to business acquisitions completed in 2001 and 2000.

   Revenues from rentals increased by $147.0 million, or 58%, to $400.8 million during 2001 from $253.8 million during 2000. Domestic revenues from rentals increased by $97.2 million, or 56%, to $269.7 million during 2001 from $172.5 million during 2000. International rental revenues increased by $49.8 million, or 61%, to $131.1 million during 2001 from $81.3 million during 2000. The increase in both domestic and international rental revenue resulted from expansion of our rental fleet and business acquisitions completed in 2001 and 2000. At December 31, 2001, the compressor rental fleet consisted of approximately 3,477,000 horsepower, a 62% increase over the 2,151,000 horsepower in the rental fleet at December 31, 2000. Domestically, the rental fleet increased by 955,000 horsepower, or 55%, during 2001 and internationally by 371,000 horsepower, or 90%.

   Revenue from parts, service and used equipment increased by $101.4 million, or 89% to $214.9 million during 2001 from $113.5 million during 2000. This increase is due in part to an increase in our marketing focus for this business segment, as well as expansion of business activities through acquisitions. Approximately 40% of the increase in parts, service and used equipment revenues resulted from business acquisitions. Revenues from compressor fabrication increased by $133.2 million, or 148%, to $223.5 million during 2001 from $90.3 million during 2000. Approximately 47% of this increase is due to the acquisition of Dresser-Rand Company's compression service division in September 2000 and POI Acquisition in August 2001. During 2001, an aggregate of approximately 366,000 horsepower of compression equipment was fabricated and sold compared to approximately 166,000 horsepower fabricated and sold during 2000. In addition, 220,000 horsepower was fabricated and placed in the rental fleet during 2001 compared to 168,000 horsepower in 2000.

   Revenues from production and processing equipment fabrication increased by $104.9 million, or 133%, to $184.0 million during 2001 from $79.1 million during 2000. Of this increase 48% is due to the acquisition of APSI during June 2000 and the remainder of the increase is due to an improvement in market conditions in the process equipment business compared to conditions which existed in 2000.

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

   Operating expenses of our parts, service and used equipment segment increased by $72.7 million, or 91% to $152.7 million, during 2001, compared to $80.0 million in 2000, which relates to the 89% increase in parts, service and used equipment revenue. The gross profit margin from parts, service and used equipment was 29% during 2001 and 30% during 2000. Operating expenses of compressor fabrication increased by $111.3 million, or 145%, to $188.1 million during 2001 from $76.8 million during 2000, commensurate with the increase in compressor fabrication business and revenue. The gross profit margin on compression fabrication was 16% during 2001 and 15% during 2000. The operating expenses attributable to production equipment fabrication increased by $85.1 million, or 136%, to $147.8 million during 2001 from $62.7 million during 2000. The gross profit margin attributable to production and processing equipment fabrication was 20% during 2001 and 21% during 2000.

   Selling, general and administrative expenses increased $40.4 million, or 78%, to $92.2 million during 2001 from $51.8 million during 2000. The increase is attributable to increased personnel and other administrative and selling expenses associated with business acquisitions completed during 2001 and 2000 as well as increased activity in the our business segments.

   Depreciation and amortization increased by $36.6 million, or 70%, to $88.8 million during 2001 compared to $52.2 million during 2000. The increase in depreciation was due to the additions to the rental fleet which were partially offset by an approximately $12 million decrease in depreciation as a result of the sale of compression equipment into the equipment leases in March, August and October 2000 and in August 2001. The increase in amortization of approximately $6.5 million was due to additional goodwill recorded from business acquisitions completed during 2001 and 2000.

   After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a 15-year depreciable life. Our new estimated lives are based upon the different types of compressors presently in our rental fleet rather than a blanket life applied to all compressors, and more accurately reflects the economic lives of the compressors. The effect of this change in estimate on the year ended December 31, 2001 was a decrease in depreciation expense of approximately $5 million and an increase in net income of approximately $3.1 million ($0.04 per share).

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

   Foreign currency translation expense for the year ended December 31, 2001 was $6.7 million, primarily due to the Company's operations in Argentina and Venezuela. Due to the currency exposure in Argentina and Venezuela, the Company recorded an exchange loss during 2001 of approximately $5.2 million and $1.2 million for assets exposed to currency translation risk in these countries, respectively.

   Other expenses during 2001 was $9.7 million, which included a $2.7 million bridge loan commitment fee associated with Hanover's recent acquisition of POI, a $5.0 million write down of an investment in Aurion Technologies, Inc., a $1.0 million litigation settlement, and $1.0 million in other non-operating expenses. The Company incurred a $7.6 million loss from the recognition of an unrealized loss related to the change in fair value of the interest rate swaps as required under SFAS 133 (see Note 20 in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K).

Income Taxes

   The provision for income taxes increased by $14.6 million, or 53%, to $42.4 million during 2001 from $27.8 million during 2000. The increase resulted primarily from the corresponding increase in income before income taxes. The average effective income tax rates during 2001 and 2000 were 37.8% and 37.1%, respectively.

Net Income

   Net income increased $22.8 million, or 46%, to $72.4 million during 2001 from $49.6 million during 2000 due to the increase in revenues and gross profits discussed above.

LEASING TRANSACTIONS (Off-Balance Sheet)

   The Company has entered into five transactions involving the sale of equipment by Hanover and its subsidiaries to special purpose entities, which in turn lease the equipment back to us. At the time, these transactions had a number of advantages over other sources of capital then available to us. The sale and leaseback transactions (1) enabled Hanover to affordably extend the duration of its financing arrangements, (2) reduce Hanover's cost of capital and (3) provided access to a source of capital other than traditional bank financing.

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

   Sale and leaseback transactions also provided capital to us at a lower cost compared to other sources then available to us. Lenders to the special purpose entities did not require as high a rate of interest because their capital risk is mitigated by a perfected, first priority security interest in the compression equipment, as well as a residual value guarantee provided by us. This had the effect of reducing our leasing expense relative to an unsecured borrowing rate. Based on our periodic review of capital alternatives, we believe that the cost of our rent payments in the sale and lease-back transactions historically has been less than the cost of debt financing alternatives available to us at the time we entered into these sale and leaseback transactions. We will continue to evaluate sale-leaseback transactions as well as consider other forms of financing for cost effectiveness as future capital needs arise.

   We also believe that the sale and leaseback transactions represent a source of capital in addition to the commercial bank financing traditionally utilized by us. This diversification of our capital sources has broadened our access to capital and allowed us to expand operations.

   In August 2001 and in connection with the POI Acquisition, we completed two sale and leaseback transactions involving certain compression equipment. Concurrent with these transactions, we exercised our purchase option under our July 1998 operating lease (described below) for $200 million. Under one transaction, we received $309.3 million proceeds from the sale of compression equipment. Under the second transaction, we received $257.8 million from the sale of additional compression equipment. Both transactions are recorded as a sale and leaseback of the equipment and are recorded as operating leases. Under the first transaction, the equipment was sold and leased back by us for a seven-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $215,000. Under the second transaction, the equipment was sold and leased back by us for a ten-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $188,000. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. Through December 31, 2002, we incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

   In October 2000, we completed a $172.6 million sale and leaseback of compression equipment. In March 2000, we entered into a separate $200 million sale and leaseback of compression equipment. Under the March agreement, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000 and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. In June 1999 and in July 1998, we completed two other separate $200 million sale and leaseback transactions of compression equipment. Under the lease agreements, the equipment was sold and leased back by us for a five year term and will be utilized by us in our business. We have options to repurchase the equipment under the 2000 and 1999 leases as defined under certain conditions by the lease agreement. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.5 million in transactions costs for the leases entered into in 2000 and 1999, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

   The following table summarizes the proceeds, net book value of equipment sold, deferred gain on equipment sale, the residual guarantee (maximum exposure to loss) and the lease termination date for equipment leases (in thousands of dollars):

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

   These transactions are recorded as a sale and leaseback of the equipment and the leases are treated as operating leases. We made residual value guarantees under the lease agreements that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of our equipment purchase options under the terms of the lease agreements. The residual value guarantees and other lease terms which are based on negotiation between Hanover and third party lessors, were supported by equipment appraisals and analysis. We believe that the market value of the equipment at the end of the lease will exceed the guaranteed residual values due to our predictive and preventive maintenance programs, routine overhaul practices and the expected demand for compression equipment in the future. We review the value of the equipment whenever events or circumstances indicate that a decrease in market value may have occurred as a result of foreseeable obsolescence or a decrease in market demand. If the fair value of the equipment was less than the guaranteed residual value, we would accrue additional lease expense for the amount that would be payable upon termination of the lease. All gains on the sale of the equipment are deferred until the end of the respective lease terms. Should we not exercise our purchase options under the lease agreements, the deferred gains will be recognized to the extent they exceed any final rent payments and any other payments required under the lease agreements.

   As a result of the lease transactions, we incurred approximately $94.8 million, $70.4 million, and $45.5 million in lease expense for the years ended December 31, 2002, 2001 and 2000, respectively. The following future minimum lease payments are due under our compressor leasing arrangements exclusive of any final rent payments or purchase option payments (in thousands):
2003--$83,703; 2004--$76,418; 2005--$62,332; 2006--$48,987; 2007--$48,987; and
$100,537 thereafter.

   In connection with the equipment leases entered into in August 2001, we were obligated to prepare registration statements and complete an exchange offering to enable the holders of the notes issued by the lessors to exchange their notes with notes which are registered under the Securities Act of 1933. Because of the restatement of our financial statements, the exchange offering was not completed pursuant to the deadline required by the agreement and we were required to pay additional lease expense in the amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense began accruing on January 28, 2002 and increased our lease expense by $5.1 million during 2002. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.


LIQUIDITY AND CAPITAL RESOURCES

   Our cash balance amounted to $19.0 million at December 31, 2002 compared to $23.2 million at December 31, 2001. Primary sources of cash during the year ended December 31, 2002 were cash flow from operations. Principal uses of cash during the year ended December 31, 2002 were capital expenditures of $250.2 million and business acquisitions of $10.4 million. Working capital decreased to $212.1 million at December 31, 2002 from $275.1 million at December 31, 2001, primarily as a result of a reduction in account receivables related to lower operating levels in the fourth quarter of 2002 compared to the fourth quarter of 2001.

   We invested $250.2 million in property, plant and equipment in 2002 and added approximately 37,000 net horsepower to our rental fleet. At December 31, 2002, the compressor rental fleet consisted of 2,654,000 horsepower domestically and 860,000 horsepower in the international rental fleet.

   Given our consistently high compressor rental fleet utilization, we carry out new customer projects through fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project's requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During 2003, we plan to spend approximately $175 to $200 million on rental equipment fleet additions, including $55 million on equipment overhauls and other maintenance capital. A recent amendment to our Revolving Credit Agreement restricts our capital spending to $200 million in 2003. We expect that our 2003 capital spending will be within operating cash flows. Historically, we have funded capital expenditures with a combination of internally generated cash flow, borrowing under the revolving credit facility, sale and leaseback transactions, raising additional equity and issuing long-term debt.

   We believe that cash flow from operations and borrowing under our existing $350 million bank credit facility will provide us with adequate capital resources to fund our estimated level of capital expenditures for the short term. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations are not realized. As of December 31, 2002, we had approximately $157 million in borrowings and approximately $53 million in letters of credit outstanding on our $350 million revolving bank credit facility (3.2% weighted average effective rate at December 31, 2002). The letters of credit expire between 2003 and 2004. In addition, we had approximately $4 million in letters of credit outstanding under other letters of credit facilities which expire during 2003.

   Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional $300 million in subordinated unsecured indebtedness and $125 million of other unsecured indebtedness. In addition, our bank credit facility permits us to enter into future sale and leaseback transactions with respect to equipment having a value not in excess of $300 million.

   In addition to purchase money and similar obligations, the indentures and the participation agreements, which are part of our compression equipment leases, permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or Hanover's "coverage ratio," is greater than 2.25 to 1.0. The indentures and participation agreements define indebtedness to include the present value of our rental obligations under sale and leaseback transactions and under facilities similar to our compression equipment leases.

   In February 2003, we executed an amendment to our bank credit facility and certain compression equipment leases that we entered into in 1999 and 2000. The amendment, which was effective as of December 31, 2002, modified certain financial covenants to allow us greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment would increase the commitment fee under the bank credit facility by 0.125% and increase the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in our interest costs as a result of the amendment will depend on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and pledged 66% of the equity interest in certain of Hanover's foreign subsidiaries. In consideration for obtaining the amendment, we agreed to pay approximately $1.8 million in fees to the lenders under these agreements.

   During 2002, we obtained waivers and amendments to our bank credit facility and certain compression equipment leases to cure non-compliance with covenants in those agreements largely resulting from the April 2002 restatement of our consolidated financial statements. These waivers and amendments did not result in any material adverse consequences to our business.

   In February 2003, Moody's Investor Service announced that it had downgraded by one grade our senior implied credit rating, our 4.75% Convertible Senior Notes and our 7.25% Mandatorily Redeemable Convertible Preferred Securities to Ba3, B2 and B3, respectively, and Standard & Poor's rating service announced that it had lowered our corporate credit rating to BB-. We do not have any credit rating downgrade provisions in our debt or equipment lease agreements that would accelerate the maturity dates of our debt or rental obligations. However, a downgrade in our credit rating could materially and adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding.

   As of December 31, 2002, after giving effect to the amendment made in February 2003, which was effective as of December 31, 2002, we were in compliance with all covenants and other requirements set forth in our bank credit facility, compression equipment leases and indentures. Giving effect to the covenant limitations in our bank credit agreement, as amended to date, the liquidity available under our revolver at December 31, 2002 was approximately $120 million. As of December 31, 2002, our debt to capitalization ratio, including the residual value guarantees under our compression equipment leases, was 1.55 to 1 and our book debt to capitalization ratio, excluding compression equipment leases, was .60 to 1.

   Based upon our total debt of approximately $555 million at December 31, 2002, we expect total debt service payments for the year ending December 31, 2003 will be approximately $50 million based upon interest rates in effect as of December 31, 2002. In addition, based upon our current operating lease commitments and rates in effect at December 31, 2002, we expect that total compressor lease rent payments for the year ending December 31, 2003 will be approximately $84 million. We also expect that total distributions on our 7 1/4% mandatorily redeemable convertible preferred securities for the year ended December 31, 2003 (assuming no deferrals as permitted by the terms of such securities) to be approximately $6.4 million.

   As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our Consolidated Balance Sheet. The possibility of us having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established. See Note 19 in the Notes to Consolidated Financial Statements in
Item 15 of this Form 10-K.

   The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                  TOTAL      2003     2004     2005    Thereafter
                                                ---------- -------- -------- --------- ----------
               December 31, 2002
               -----------------                                 (in thousands)
CONTRACTUAL OBLIGATIONS:
4.75% convertible senior notes due 2008........ $  192,000 $     -- $     --  $     --  $192,000
Bank credit facility...........................    156,500       --  156,500        --        --
Other debt(1)..................................    206,444   33,741    3,694   167,734     1,275
Other contractual obligations(2)...............     60,740   60,740       --        --        --
Mandatorily redeemable convertible preferred
  securities...................................     86,250       --       --        --    86,250
Compression equipment operating leases.........    420,964   83,703   76,418    62,332   198,511
Residual guarantees under compression equipment
  operating leases (3).........................    881,299       --  166,000   308,299   407,000
Facilities and other equipment operating leases     12,379    4,947    4,000     2,617       815
                                                ---------- -------- -------- ---------  --------
   Total contractual cash obligations.......... $2,016,576 $183,131 $406,612  $540,982  $885,851
                                                ========== ======== ======== =========  ========

--------
(1) In connection with the POI Acquisition on August 31, 2001, the Company issued a $150 million subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the note accrues and is payable-in-kind at the rate of 8.5% annually for the first six months after issuance and periodically increases in increments of 1% to 2% per annum to a maximum interest rate 42 months after issuance of 15.5%. In the event of an event of default under note, interest will accrue at a rate of 2% above the then applicable rate. The note is subordinated to all of the Company's indebtedness other than indebtedness to fund future acquisitions. In the event that the Company completes an offering of equity securities, the Company is required to apply the proceeds of the offering to repay amounts outstanding under the note as long as no default exists or would exist under our other indebtedness as a result of such payment.

(2) As of December 31, 2002, we were required to pay $58.0 million plus accrued interest to Schlumberger upon obtaining financing of a South American joint venture, a minority interest of which was acquired by Hanover in the acquisition of POI. The $58.0 million obligation is included in "Accrued liabilities" in our balance sheet. Because the joint venture failed to obtain the financing on or before December 31, 2002, we had the right to put our interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by Hanover to the joint venture. In January 2003, we exercised our right to put our interest in the joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. The consummation of the transfer of Hanover's interest in the joint venture back to Schlumberger is subject to certain consents. Hanover is currently in discussions with Schlumberger to explore the possibility of entering into a new agreement under which Hanover would retain the 30% ownership interest in the joint venture. In light of the ongoing discussions between Hanover and Schlumberger relating to the put, the parties have agreed to postpone the closing date to no later than May 31, 2003.
(3) We are a guarantor of approximately $881 million of debt associated with the special purpose entities with which we entered into sale leaseback transactions. The amount of these guarantees are equal to the residual value guarantees under the compression equipment lease agreements.

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

   We adopted SFAS 133, as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which were outstanding at September 30, 2002 with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001; however, they were extended for an additional two years at the option of the counterparty and now expire in July 2003. The difference paid or received on the swap transactions is recorded as an accrued lease liability and is recognized in leasing expense. On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss resulting from the cumulative effect of an accounting change in the statement of operations of approximately $164,000, net of tax benefit of $89,000. During the year ended December 31, 2002 and 2001, we recognized an unrealized gain of approximately $3.2 million and an additional unrealized loss of approximately $7.6 million, respectively, related to the change in the fair value of these interest rate swaps in the statement of operations because these swaps did not meet the specific hedge criteria as a result of the counterparty's option to extend the interest rate swaps. Further, management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At December 31, 2002, we recorded approximately $4.6 million in accrued liabilities with respect to the fair value adjustment related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of operations.

   During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

                                   Maturity                    Strike                    Notional
          Lease                      Date                       Rate                      Amount
          -----                    --------                    ------                    --------
       March 2000                   3/11/05                    5.2550%                 $100,000,000
       August 2000                  3/11/05                    5.2725%                 $100,000,000
      October 2000                 10/26/05                    5.3975%                 $100,000,000

   These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the year ended December 31, 2002 and 2001, we recorded a loss of approximately $13.6 million and $9.3 million, respectively, related to these three swaps, ($8.9 million and $6.1 million, net of tax) in other comprehensive income. As of December 31, 2002, a total of approximately $16.1 million was recorded in accrued current liabilities and approximately $11.5 million in other long-term liabilities with respect to the fair value adjustment related to these three swaps.

   The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

   In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires that the parties to such contracts renegotiate the price terms within 180 days of the devaluation. As a result of these negotiations, we received approximately $11.2 million in partial reimbursements of which $9.7 million are recorded in revenue, and expect to receive approximately $0.5 million during 2003. We have renegotiated ten of eleven of our agreements in Argentina and expect to renegotiate the remaining agreement in the near future. We do not expect that the outcome of the renegotiation of the remaining agreement will have a material impact on our financial statements. During the year ended December 31, 2002, we recorded an exchange loss of approximately $9.9 million for assets exposed to currency translation in Argentina. For the year ended December 31, 2002, our Argentine operations represented approximately 5% of our revenue and 7% of our gross margin. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.

   In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. During the year ended December 31, 2002, we recorded an exchange loss of approximately $5.8 million for assets exposed to currency translation in Venezuela. For the year ended December 31, 2002, our Venezuelan operations represented approximately 10% of our revenue and 17% of our gross margin.

   In December 2002, certain opposition groups in Venezuela initiated an unofficial national strike. This has caused economic conditions in Venezuela to deteriorate, including a substantial reduction in the production of oil in Venezuela. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency which can be exchanged for foreign currency by businesses operating inside Venezuela. If the national strike continues, exchange controls remain in place, or economic conditions in Venezuela continue to deteriorate, Hanover's results of operations in Venezuela could be materially and adversely affected, which could result in reductions in Hanover's net income. As a result, during the fourth quarter of 2002, our international rental revenues were decreased by approximately $2.7 million a result of the disruption in our operations in Venezuela.

FACTORS THAT MAY AFFECT OUR FINANCIAL CONDITION AND FUTURE RESULTS

Risks Related to Our Business

   Substantial Capital Requirements--We require a substantial amount of capital to expand our compressor rental fleet and our complementary businesses.

   During 2003 we plan to spend approximately $175 to $200 million, in continued expansion and maintenance of our rental fleet and other businesses, including $55 million on equipment overhauls and other maintenance capital. We expect that our 2003 capital spending will be within our operating cash flows. The amount of these expenditures may vary depending on conditions in the natural gas industry and the timing and extent of any significant acquisitions we may make. Historically, we have funded our capital expenditures through internally generated funds, sale and leaseback transactions and debt and equity financing. While we believe that cash flow from our operations and borrowings under our existing $350 million bank credit agreement will provide us with sufficient cash to fund our planned 2003 capital expenditures in the short term, we cannot assure you that these sources will be sufficient. As of December 31, 2002, we had approximately $120 million of credit capacity remaining (after giving effect to the covenant limitations in the agreement) on our $350 million bank credit agreement (3.2% weighted average effective interest rate at December 31, 2002). Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

   Substantial Debt and Operating Leases--We have a substantial amount of debt and compression equipment lease commitments. Our current debt level could limit our ability to fund future growth and operations and increase our exposure during adverse economic conditions.

   As of December 31, 2002, we had approximately $881 million in total residual value guarantees that are due upon termination of our compression equipment leases and may be satisfied by a cash payment or the exercise of our purchase options under the terms of the respective lease agreements and approximately $555 million of debt outstanding.

   Our substantial debt and compression equipment lease commitments could have important consequences to you. For example, these commitments could:

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

   Additionally, the indenture, the participation agreement and other documents governing our compression equipment leases contain financial and other restrictive covenants. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

   Our bank credit facility and other debt facilities and the operative documents governing our compression equipment leases contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. These covenants include provisions that restrict our ability to:

  .   incur additional indebtedness or issue guarantees;

  .   create liens on our assets;

  .   engage in mergers, consolidations and certain dispositions of assets;

  .   enter into additional operating leases;

  .   pay dividends on or redeem capital stock;

  .   enter into derivative transactions;

  .   make certain investments or restricted payments;

  . make certain investments, loans or advancements to certain of our subsidiaries;

  .   prepay or modify our debt facilities;

  .   enter into transactions with affiliates; or

  .   enter into sale and leaseback transactions.

   In addition, under the bank credit facility, we have granted the lenders a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and pledged 66% of the equity interest in certain of our foreign subsidiaries.

   Our bank credit facility and other debt facilities and the operative documents governing our compression equipment leases require us to maintain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Adverse conditions in the oil and gas business or in the world economy or other events related to our business may affect our ability to meet those financial ratios and tests. A breach of any of these covenants or failure to maintain such financial ratios would result in an event default under our debt facilities and our compression equipment leases. If such an event of default occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

   We have approximately $194 million of indebtedness which will mature within two years from December 31, 2002. Our ability to refinance this indebtedness will be affected by the factors discussed above and those discussed under the heading "Significant Leverage" below and by the general market at the time we refinance. The factors discussed above and those discussed under the heading "Significant Leverage" below could adversely affect our ability to refinance this indebtedness at a reasonable cost.

   Significant Leverage--We have significant leverage relative to our total capitalization, which could result in a further downgrade in our credit rating if we do not reduce our leverage.

   As of December 31, 2002, our debt to capitalization ratio, including residual value guarantees under our compression equipment leases, was 1.55 to 1 and our book debt to capitalization ratio, excluding our compression equipment leases, was 0.60 to 1. We have been advised by Moody's Investor Service that our credit rating may suffer further if we are unable to materially reduce our leverage during the first half of 2003. In February 2003, Moody's Investor Service announced that it had downgraded by one grade our senior implied credit rating, our 4.75% Convertible Senior Notes and our 7.25% Mandatorily Redeemable Convertible Preferred Securities to Ba3, B2 and B3, respectively, and Standard & Poor's rating service announced that it had lowered our corporate credit rating to BB-.

   We do not have any rating downgrade provisions that would accelerate the maturity dates of our debt if our credit rating was downgraded. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities. Our ability to reduce our leverage depends upon market and economic conditions, as well as our ability to execute liquidity enhancing transactions such as sales of non-core assets or our equity securities.

   Significant Cash Requirements--We will need to generate a significant amount of cash to service our indebtedness and operating lease commitments and to fund working capital.

   Our ability to make scheduled payments under our compressor equipment leases and indebtedness, or to refinance our indebtedness, will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative and regulatory conditions, among other factors.

   Based upon our total debt of $555 million at December 31, 2002, we expect total debt service payments for the year ended December 31, 2003 will be approximately $50 million based upon interest rates in effect as of December 31, 2002. In addition, based upon our current operating lease commitments and rates in effect at December 31, 2002, we expect that total compressor lease rent payments for the year ended December 31, 2003 will be approximately $84 million. We also expect that total distributions on our 7 1/4% Mandatorily Redeemable Convertible Preferred Securities for the year ended December 31, 2003 (assuming no deferrals as permitted by the terms of such securities) will be approximately $6.4 million.

   We are exposed to interest rate risk on borrowings under our floating rate revolving credit facility. At December 31, 2002, $157 million was outstanding under this facility bearing interest at a weighted average effective rate of 3.2% per annum. Assuming a hypothetical 10% percent increase or decrease in this rate and that the amount outstanding under this facility remains constant, annual interest expense for advances under this facility would increase or decrease by $0.5 million. In addition, we are exposed to variable rental rates on the equipment leases we entered into in June 1999 and October 2000. Assuming a hypothetical 10% percent increase or decrease in rates from those in effect at December 31, 2002, the increase or decrease in leasing expense for the next twelve months on these equipment leases would be approximately $1.3 million.

   Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our $350 million bank credit agreement in an amount sufficient to enable us to pay our indebtedness, operating lease commitments, or to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our inability to refinance our debt on commercially reasonable terms could materially adversely affect our business.

   Short Lease Terms--Many of our compressor leases with customers have short initial terms, and we cannot be sure that the leases for these rental compressors will be renewed after the end of the initial lease term.

   The length of our leases varies based on operating conditions and customer needs. In most cases, under currently prevailing lease rates, the initial lease terms are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment. We cannot be sure that a substantial number of our lessees will continue to renew their leases or that we will be able to re-lease the equipment to new customers or that any renewals or re-leases will be at comparable lease rates. The inability to renew or re-lease a substantial portion of our compressor rental fleet would have a material adverse effect upon our business, consolidated financial condition, results of operations and cash flows.

   Characterization of Sale Leaseback Transactions--There is a risk that the Internal Revenue Service or other taxing authority would not agree with our treatment of sale leaseback transactions which could increase our taxes.

   We treat our sale leaseback transactions as operating leases for financial accounting purposes but as financing arrangements for income tax and certain other tax purposes. A tax treatment inconsistent with our position could have a material adverse effect on our financial condition, results of operations and liquidity. We intend to continue to treat the leases as a secured financing arrangement for income and certain other tax purposes, which is consistent with how the leases are intended to be treated for bankruptcy law and state law purposes. If the Internal Revenue Service or another taxing authority were to successfully contend that the leases or any of our other operating leases should be treated as a sale and leaseback of equipment rather than a secured financing arrangement, we may owe significant additional taxes. This result may affect our ability to make payments on our leases or debt.

   See discussion of FIN 46 under "New Accounting Pronouncements".

   See Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates--Sale and Leaseback Transactions.

   Lease Substitutions--Our ability to substitute compressor equipment under our equipment leases is limited and there are risks associated with reaching that limit prior to the expiration of the lease term.

   The Company has entered into five transactions involving the sale of equipment by Hanover and its subsidiaries to special purpose entities, which in turn lease the equipment back to us. We are entitled under the lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment involved in the substitutions is equal. We generally substitute equipment when a lease customer of ours exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purposes entities is selected by the Company for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to a percentage of the termination value under each lease. The termination value is equal to (i) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (ii) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity. In the table below termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by the compression equipment leases. The aggregate amount of replacement equipment substituted to date (in dollars and percentage of termination value), the termination value, the substitution percentage limitation relating to each of our compression equipment leases to date as of February 28, 2003 is as follows:

                                                             Substitution
                                                             Limitation as
                       Value of     Percentage               Percentage of
                      Substituted of Termination Termination  Termination  Lease Termination
        Lease          Equipment     Value(1)     Value(1)       Value           Date
        -----         ----------- -------------- ----------- ------------- -----------------
                                              (Dollars in Millions)
June 1999............    $28.1         14.1%      $  200.0        25%       June 2004
March and August 2000     19.1          9.6%         200.0        25%       March 2005
October 2000.........     16.2          9.4%         172.6        25%       October 2005
August 2001..........     16.9          5.5%         309.3        25%       September 2008
August 2001..........     18.0          7.0%         257.7        25%       September 2011
                         -----                    --------
   Total.............    $98.3                    $1,139.6
                         =====                    ========

--------
(1) Termination value assumes all accrued rents paid before termination.

   In the event we reach the substitution limitation prior to a lease termination date, we will not be able to effect any additional substitutions with respect to such lease. This inability to substitute could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

   International Operations--There are many risks associated with conducting operations in international markets.

   We operate in many different geographic markets, some of which are outside the United States. Changes in local economic or political conditions, particularly in Latin America or Canada, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows. Additional risks inherent in our international business activities include the following:

  .   difficulties in managing international operations;

  .   unexpected changes in regulatory requirements;

  . tariffs and other trade barriers which may restrict our ability to enter into new markets;

  .   potentially adverse tax consequences;

  .   restrictions on repatriation of earnings or expropriation of property;

  . difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries;

  .   the burden of complying with foreign laws; and

  . fluctuations in currency exchange rates and the value of the U.S. dollar, particularly in Argentina and Venezuela.

   In addition, our future plans involve expanding our business in foreign markets where were currently do not conduct business. Our decentralized management structure and the risks inherent in new business ventures, especially in foreign markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

   Operations in Argentina and Venezuela--Political conditions and fluctuations in currency exchange rates in Argentina and Venezuela could adversely affect our business.

   In December 2002, certain opposition groups in Venezuela initiated an unofficial national strike. This has caused economic conditions in Venezuela to deteriorate, including a substantial reduction in the production of oil in Venezuela. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. As of December 31, 2002, we had approximately $21.5 million in receivables from customers in Venezuela, a significant portion of which were due from Petroleos de Venezuela, S.A., Venezuela's state-owned oil company. If the national strike continues, exchange controls remain in place, our receivables continue to increase and ultimately are not paid or economic conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in Hanover's net income.

   In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. We have renegotiated ten of eleven of our agreements in Argentina and expect to renegotiate the remaining agreement in the near future. We do not expect that the outcome of the renegotiation of the remaining agreement will have a material impact on our financial statements. The economic situation in Argentina is subject to change. If the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, Hanover's results of operations in Argentina could be materially and adversely affected, which could result in reductions in Hanover's net income.

   As part of our acquisition of the gas compression business of Schlumberger, we acquired minority interests in three joint ventures in Venezuela. As a minority investor in these joint ventures, we will not be able to control their operations and activities, including without limitation, whether and when they distribute cash or property to their holders.

   Integration of Acquisitions--Integration of acquired assets into our business involves potential risks which could affect our business.

   Historically, we have completed selective acquisitions of other companies, assets and product lines that either complement or expand our business. Each acquisition involves potential risks, such as the diversion of management's attention away from current operations, problems in integrating acquired businesses and possible short-term adverse effects on our operations as a result of that process. We may be unable to successfully integrate acquired businesses into our business, or may be able to do so only at significant expense. Our ability to make acquisitions in 2003 will be impacted by the recent amendment to our bank credit agreement which restricts our capital spending to $200 million in 2003.

   Industry Conditions--A prolonged, substantial reduction in oil or gas prices, or prolonged instability in domestic or global energy markets, could adversely affect our business.

   Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. In recent years, oil and gas prices and the level of drilling and exploration activity have been extremely volatile. For example, oil and gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. As a result, the demand for our gas compression and oil and gas production equipment would be adversely affected. Any future significant, prolonged decline in oil and gas prices could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

   Erosion of the financial condition of customers could adversely affect our business. During times when the natural gas market weakens, the likelihood of the erosion of the financial condition of these customers increases. If and to the extent the financial condition of our customers declines, our customers could seek to preserve capital by canceling or delaying scheduled maintenance of their existing gas compression and oil and gas production equipment and determining not to purchase new gas compression and oil and gas production equipment. In addition, upon the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable.

   Recently, due to a deterioration in market conditions, we have experienced a decline in revenues and profits. For the year ended December 31, 2002, our business recorded a $116 million net loss. Our results for the year ended December 31, 2002 have been impacted by (i) the decline in market conditions which impacted our compressor and accessory fabrication and production and processing equipment sales and gross profits; (ii) a $6.8 million pre-tax inventory write down; (iii) a $34.5 million charge included in depreciation and amortization expense for reductions in the carrying value of certain idle units of the Company's compression fleet that are being retired and the acceleration of depreciation related to certain plants and facilities expected to be sold or abandoned; (iv) an increase in selling, general and administrative expenses, depreciation expense, leasing expense, foreign currency translation expense, interest expense; (v) a $52.1 million pre-tax goodwill impairment, primarily attributable to our production and processing equipment business and (vi) a $40.4 million charge to write down investments in discontinued operations to their estimated fair market values.

   Discontinued Operations--Our exit and sale strategy with respect to certain assets classified as discontinued operations is subject to market and execution risks.

   During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management's recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. In the fourth quarter 2002, Hanover recorded a pre-tax charge of $52.3 million ($36.4 million, net of tax) to write down its investment in discontinued operations to current estimated fair market values. In addition, these operations recorded approximately $6.0 million ($3.9 million, net of tax) in write-downs which were recorded in the second quarter of 2002. Discontinued operations include three non-oilfield power generation projects and related inventory, and certain of our used equipment divisions. We anticipate selling these assets in 2003. However, our ability to sell these assets for an amount equal to their respective estimated fair market values which they are carried on our books is subject to the availability and interest of purchasers for those assets and our ability to find potential purchasers and to take advantage of any opportunities to sell these assets that may arise.

   Competition--We operate in a highly competitive industry.

   We experience competition from companies who may be able to more quickly adapt to technological and other changes within our industry and throughout the economy as a whole, more readily take advantage of acquisition and other opportunities and adopt more aggressive pricing policies. In times of weak market conditions, we may experience reduced profit margins from increased pricing pressure. We may not be able to continue to compete successfully in this market or against such competition. If we do not compete successfully, we may lose market share and our business, consolidated financial condition, results of operations or cash flows could be materially adversely affected.

   Potential Liability and Insurance--Natural gas operations entail inherent risks that may result in substantial liability to us.

   Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator or fabricator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We have obtained insurance against liability for personal injury, wrongful death and property damage, but we cannot assure you that the insurance will be adequate to cover the liability we may incur. Insurance premium pricing is highly volatile and we cannot assure you that we will be able to obtain insurance in the future at a reasonable cost or at all. Our business, consolidated financial condition, results of operations or cash flows could be materially adversely affected if we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits.

   War, Terrorist Attacks or Responses Thereto--The outbreak of war, terrorist attacks or responses thereto could adversely affect our business, consolidated financial condition, results of operations or cash flows.

   The war in Iraq, unrest in the Middle East and other parts of the world may result in instability in the world energy markets, affecting both supply and demand. Our business, consolidated financial condition, results of operations or cash flows could be materially adversely affected if we incur substantial damages as a result of such instability.

   On September 11, 2001, terrorists carried out attacks that destroyed the World Trade Center in New York and badly damaged the Pentagon outside of Washington, D.C. As a result of these attacks, the United States securities markets were closed for several days. We believe that these events and the subsequent military actions have caused a delay in capital spending which has impacted our business. The impact that these terrorist attacks, or future events arising as a result of these terrorist attacks, including military or police activities in the United States or the outbreak of war in foreign countries, future terrorist activities or threats of such activities, political unrest and instability, riots and protests, could have on the United States and the global economy, the United States and global securities markets and our business, consolidated financial condition, results of operations or cash flows cannot be determined with any accuracy. We have not obtained insurance against terrorist attacks or responses thereto and, due to its limited availability and high cost, do not expect to obtain such insurance in the future. Our business, consolidated financial condition, results of operations or cash flows could be materially adversely affected if we incur substantial damages as a result of terrorist attacks or responses thereto.

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

   We are evaluating the impact on our operations of recently promulgated air emission regulations relating to non-road engines. We intend to implement any equipment upgrades or permit modifications required by these air emission regulations according to the required schedule. We do not anticipate, however, that any changes or updates in response to such regulations, or any other anticipated permit modifications (for stormwater, other air emission sources or otherwise) or anticipated ongoing regulatory compliance obligations will have a material adverse effect on our operations either as a result of any enforcement measures or through increased capital costs. Based on our experience to date, we believe that the future cost of compliance with existing laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows. However, future events, such as compliance with more stringent laws and regulations, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.

   We have conducted preliminary environmental site assessments with respect to some, but not all, properties currently owned or leased by us, usually in a pre-acquisition context. Some of these assessments have revealed that soils and/or groundwater at some of our facilities are contaminated with hydrocarbons, heavy metals and various other regulated substances. With respect to newly acquired properties, we do not believe that our operations caused or contributed to any such contamination and we are not currently under any orders or directives to undertake any remedial activity. We typically will develop a baseline of site conditions so we can establish conditions at the outset of our operations on such property. However, the handling of petroleum products and other regulated substances is a normal part of our operations, and we have experienced occasional minor spills or incidental leakage in connection with our operations. Certain properties previously owned or leased by us were determined to be impacted by soil contamination. Where such contamination was identified, we have since conducted remedial activities at these previously-held properties as we believed necessary to meet regulatory standards, and either sold the owned properties to third parties or returned the leased properties to the lessors. We are not currently aware of any further remedial obligations at such previously held properties. Based on our experience to date, and the relatively minor nature of the types of contamination we have identified to date, we believe that the future cost of necessary investigation or remediation on our current properties will not have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We cannot be certain, however, that cleanup standards will not become more stringent, or that we will not be required to undertake any remedial activities involving any substantial costs on any of these current or previously-held properties in the future or that the discovery of unknown contamination or third-party claims made with respect to current or previously owned or leased properties may not result in substantial costs.

   Concentrated Ownership--A significant amount of our stock is owned by two stockholders.

   GKH Investments, L.P. and GKH Partners L.P., as nominee for GKH Private Limited (collectively "GKH"), owned approximately 10% of our common stock as of December 31, 2002. Schlumberger and its affiliates owned approximately 11% of our common stock as of December 31, 2002. As holders of large blocks of our stock, GKH and Schlumberger are in a position to exert substantial influence over the outcome of many corporate actions requiring stockholder approval, including the election of directors, the additional issuance of our common stock or other securities and transactions involving a change of control. The interests of GKH or Schlumberger could conflict with the interests of our other stockholders.

   GKH has advised us that it is in the process of dissolving and "winding up" its affairs. On November 12, 2002, GKH informed us that it had advised its limited partners that it is extending the wind-up process of the partnership for an additional twelve months from January 25, 2003 until January 25, 2004. On December 3, 2002, GKH made a partial distribution of 10,000,000 shares out of a total of 18,274,795 shares held by GKH to its limited and general partners. As part of the wind-up process, GKH may liquidate or distribute substantially all of its assets, including the remaining shares of our common stock owned by GKH, to its partners. In the event the partners of GKH receive further distributions of shares of our common stock from GKH as a result of the wind-up, we cannot predict whether those partners would continue to hold those shares or whether the interests of such partners may conflict with the interests of our other stockholders and the holders of the notes.

   Hanover acquired its interest in PIGAP II as part of its purchase of Production Operators Corporation from Schlumberger in August 2001. PIGAP II is a joint venture, currently owned 70% by a subsidiary of Williams Companies Inc. and 30% by Hanover, which operates a natural gas compression facility in Venezuela that processes 1.2 billion standard cubic feet per day of natural gas. The natural gas processed by PIGAP II is re-injected into oil reservoirs for enhanced oil recovery.

   In January 2003, we exercised our right to put our interest in one of these joint ventures, the PIGAP II joint venture, back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. The consummation of the transfer of the Company's interest in the joint venture back to Schlumberger is subject to certain consents. We are currently in discussions with Schlumberger to explore the possibility of entering into a new agreement under which we would retain the 30% ownership interest in the joint venture. In light of the ongoing discussions between Hanover and Schlumberger relating to the put, the parties have agreed to postpone the closing date to no later than May 31, 2003.

   Shareholder Litigation--We and certain of our officers and directors are named as defendants in a putative class action lawsuit and in various derivative lawsuits.

   The putative class action securities lawsuits and the derivative lawsuits that we are currently defending are at a very early stage. Consequently, it is premature at this time to predict liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with such actions. As of December 31, 2002, the Company has paid approximately $7.7 million in legal related expenses in connection with the internal investigations, the putative class action securities lawsuits, the derivative lawsuits and the Securities and Exchange Commission investigation. Of this amount, the Company has paid approximately $1.0 on behalf of officers and directors in connection with the above-named proceedings. The Company intends to pay the litigation expenses of its officers and directors, subject to the limitations imposed by Delaware law and the Company's certificate of incorporation and bylaws. The Company expects to be reimbursed for some or all of these expenses from the Company's directors' and officers' insurance policies An adverse outcome in these actions could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Item 3. Legal Proceedings.

   Securities and Exchange Commission Investigation--We are currently the subject of an SEC investigation.

   On November 14, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation relating to the matters involved in the restatements of our financial statements. We are cooperating fully with the Fort Worth District office staff of the Securities and Exchange Commission. It is too soon to determine whether the outcome of this investigation will have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

   Volatility of Our Stock Price--Our stock price may experience volatility.

   Our stock price, like that of other companies, can be volatile. Some of the factors that could affect our stock price are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, and speculation in the press or investment community about our financial condition or results of operations. General market conditions and domestic or international economic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted and has been recently initiated against our Company. This type of litigation could result in liability, substantial costs and the diversion of management time and resources.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill will be reviewed for impairment annually or whenever events indicate impairment may have occurred. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 was effective for Hanover on January 1, 2002. The adoption of SFAS No. 142 has had an impact on future financial statements, due to the discontinuation of goodwill amortization expense. For the year ended December 31, 2001, goodwill amortization expense was approximately $11.6 million.

   The transition provisions of SFAS 142 required us to identify our reporting units and perform an initial impairment assessment of the goodwill attributable to each reporting unit as of January 1, 2002. We performed our initial impairment assessment and determined that our reporting units are the same as our business segments and that no impairment existed as of January 1, 2002. However, due to a downturn in our business and changes in the business environment in which we operate, we completed an additional impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, we recorded an estimated $47.5 million impairment of goodwill attributable to our production and processing equipment fabrication business unit. The second step of goodwill impairment test required us allocate the fair value of the reporting unit to the production and processing equipment businesses' assets. We performed the second step of the goodwill impairment test in the third quarter of 2002 and determined that no adjustment to the impairment, recorded in the second quarter, was required. The fair value of reporting units was estimated using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales. In the fourth quarter of 2002, we recorded a $4.6 million goodwill impairment related to our pump division which we expect to sell in 2003.

   The table below presents the carrying amount of goodwill (in thousands):

                                                          December 31,
                                                              2002
                                                          ------------
          Domestic rentals...............................   $ 94,655
          International rentals..........................     34,659
          Parts, service and used equipment..............     32,691
          Compressor and accessory fabrication...........     14,573
          Production and processing equipment fabrication      3,941
                                                            --------
             Total.......................................   $180,519
                                                            ========

   Hanover's net income and earnings per share, adjusted to exclude goodwill amortization expense, for the twelve months ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                                     2001     2000
                                                   Restated Restated
                                                   -------- --------
           Net income............................. $72,413  $49,639
           Goodwill amortization, net of tax......   8,846    4,280
                                                   -------  -------
           Adjusted net income.................... $81,259  $53,919
                                                   =======  =======
           Basic earnings per share, as reported.. $  1.00  $  0.80
           Goodwill amortization, net of tax......    0.12     0.07
                                                   -------  -------
           Adjusted basic earnings per share...... $  1.12  $  0.87
                                                   =======  =======
           Diluted earnings per share, as reported $  0.94  $  0.75
           Goodwill amortization, net of tax......    0.11     0.06
                                                   -------  -------
           Adjusted diluted earnings per share.... $  1.05  $  0.81
                                                   =======  =======

   In June 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for Hanover on January 1, 2003. We are currently assessing the new standard and do not believe it will have a material impact on our consolidated results of operations, cash flows or financial position.

   In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The new rules supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). The new rules retain many of the fundamental recognition and measurement provisions of SFAS 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We have adopted the new standard, which had no material effect on our consolidated results of operations, cash flows or financial position.

   In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard related to SFAS 13, which had no material effect on our consolidated results of operations, cash flows or financial position.

   In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3. We will adopt the provision of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

   In November 2002, the EITF reached a consensus on Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. We are currently evaluating the impact of adoption of EITF 00-21 on our financial position and results of operations.

   In November 2002, the FASB issued Interpretation No. 45 ( "FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions and are currently evaluating the impact of adoption of the recognition and measurement provisions of FIN 45 on our financial position and results of operations.

   In December 2002, the FASB issued Statement of SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions and are currently evaluating the impact of adoption of SFAS 148 on our financial position and results of operations.

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" ), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will require us to include in our consolidated financial statements the special purpose entities that lease compression equipment to us beginning in July 2003. If these special purpose entities had been consolidated in Hanover's financial statements as of December 31, 2002, Hanover would add approximately $1,031 million in compressor equipment and approximately $1,140 million in debt to its balance sheet and reverse $109 million of deferred gains that were recorded on its balance sheet as a result of the sale and leaseback transactions. In addition, Hanover would record depreciation expense on the compression equipment for prior periods (net of tax) as part of the cumulative effect of the adoption of FIN 46 and would record depreciation expense in future periods. We are currently evaluating the impact of recording depreciation for prior periods. After we adopt FIN 46, we estimate that we will record approximately $20 million per year in additional depreciation expense on our leased compression equipment.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to interest rate and foreign currency risk. Hanover and its subsidiaries periodically enter into interest rate swaps to manage its exposure to fluctuations in interest rates. At December 31, 2002, the fair market value of these interest rate swaps, excluding the portion attributable to and included in accrued leasing, was a liability of approximately $27.6 million, of which $16.1 million was recorded in accrued liabilities and $11.5 million in other long-term liabilities. We are party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

                                                                                     Fair Value of the
                                                                                          Swap at
      Maturity Date         Company Pays Fixed Rate        Notional Amount           December 31, 2002
      -------------        -------------------------  -------------------------  -------------------------
        7/21/2003                   5.5100%                   $ 75,000                   $(1,714)
        7/21/2003                   5.5600%                   $125,000                   $(2,892)
        3/11/2005                   5.2550%                   $100,000                   $(7,163)
        3/11/2005                   5.2725%                   $100,000                   $(7,243)
       10/26/2005                   5.3975%                   $100,000                   $(8,577)

   At December 31, 2002, we are exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in September 1999 and October 2000. Assuming a hypothetical 10% increase in the variable rates from those in effect at year end, the increase in annual leasing expense on these equipment leases would be approximately $1.3 million. We do not currently use derivative financial instruments to mitigate foreign currency risk; however, we may consider the use of such instruments because of recent events in Argentina and Venezuela.

   We are also exposed to interest rate risk on borrowings under our floating rate revolving credit facility. At December 31, 2002, $156.5 million was outstanding bearing interest at a weighted average effective rate of 3.2% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at December 31, 2002, the increase in annual interest expense for advances under this facility would be approximately $0.5 million.

   In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires that the parties to such contracts renegotiate the price terms within 180 days of the devaluation. As a result of these negotiations, we received approximately $11.2 million in partial reimbursements of which $9.7 million are recorded in revenue, and expect to receive approximately $0.5 million during 2003. We have renegotiated ten of eleven of our agreements in Argentina and expect to renegotiate the remaining agreement in the near future. We do not expect that the outcome of the renegotiation of the remaining agreement will have a material impact on our financial statements. During the year ended December 31, 2002, we recorded an exchange loss of approximately $9.9 million for assets exposed to currency translation in Argentina. For the year ended December 31, 2002, our Argentine operations represented approximately 5% of our revenue and 7% of our gross margin. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina continues to deteriorate, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.

   In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. During the year ended December 31, 2002, we recorded an exchange loss of approximately $5.8 million for assets exposed to currency translation in Venezuela. For the year ended December 31, 2002, our Venezuelan operations represented approximately 10% of our revenue and 17% of our gross margin.

   In December 2002, certain opposition groups in Venezuela initiated an unofficial national strike. This has caused economic conditions in Venezuela to deteriorate, including a substantial reduction in the production of oil in Venezuela. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency which can be exchanged for foreign currency by businesses operating inside Venezuela. If the national strike continues, exchange controls remain in place, or economic conditions in Venezuela continue to deteriorate, Hanover's results of operations in Venezuela could be materially and adversely affected, which could result in reductions in Hanover's net income. As a result, during the fourth quarter of 2002, our international rental revenues were decreased by approximately $2.7 million as a result of the disruption in our operations in Venezuela.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information included or to be included in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders under the captions "Nominees for Election as Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein. Please see Item 1 of this Form 10-K for identification of our executive officers.

Item 11.  Executive Compensation

   The information included or to be included under the caption "Information Regarding Executive Compensation" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters

   The information included or to be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions

   The information included or to be included under the caption "Certain Relationships and Transactions" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders is incorporated by reference herein.

Item 14.  Controls and Procedures

   (a) Evaluation of Disclosure Controls and Procedures. Within 90 days before the filing of this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based on the evaluation, the Company's principal executive officer and principal financial officer believe that the Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

   (b) Changes in Internal Controls. Under the direction of our new President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Senior Vice President and General Counsel, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: human resources; internal audit; reconciliation of intercompany accounts; approval of capital expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under compression equipment lease agreements; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in the legal, accounting/finance and human resource areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation referenced in paragraphs 5 and 6 of the Certifications of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer which appear immediately following the signature page of this report.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  Documents filed as a part of this report.

      1. Financial Statements. The following financial statements are filed as a part of this report.

         Report of Independent Accountants....................      F-1
         Consolidated Balance Sheet...........................      F-2
         Consolidated Statement of Operations.................      F-3
         Consolidated Statement of Comprehensive Income (Loss)      F-4
         Consolidated Statement of Cash Flows................. F-5, F-6
         Consolidated Statement of Common Stockholders' Equity      F-7
         Notes to Consolidated Financial Statements...........      F-8
         Selected Quarterly Financial Data (unaudited)........     F-59

      2.  Financial Statement Schedule

               Schedule II--Valuation and Qualifying Accounts S-1

      3.  Exhibits

Exhibit
Number                                              Description
-------                                             -----------

  3.1   Certificate of Incorporation of the Hanover Compressor Holding Co., as amended, incorporated by reference to Exhibit 3.1 to Hanover Compressor Company's (the "Company") Current Report on
        Form 8-K filed with the SEC on February 5, 2001.

  3.2   Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated
        December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company's Current Report on
        Form 8-K filed with the SEC on February 5, 2001.

  3.3   Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated
        July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form
        8-K filed with the SEC on February 5, 2001.

  3.4   By-laws of the Company, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

  3.5   Amended and Restated Bylaws of the Company, dated December 10, 2002.*

  4.1   Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, by and between the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto, incorporated by reference to Exhibit 4.1 to the
        Company's Registration Statement (File No. 333-24953) on Form S-1, as amended.

  4.2   Form of Warrant Agreement, dated as of August 7, 1995, incorporated by reference to Exhibit 4.10 to the Company's Registration Statement (File No. 333-24953) on Form S-1, as amended.

  4.3   Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company's Registration
        Statement (File No. 333-24953) on Form S-1, as amended.

  4.4   Form of Second Amended and Restated Stockholders Agreement of the Company, dated as of
        June 1997, incorporated by reference to Exhibit 4.12 to the Company's Registration Statement (File
        No. 333-24953) on Form S-1, as amended.

Exhibit
Number                                              Description
-------                                             -----------

  10.1  Credit Agreement, dated as of December 15, 1997, as amended and restated as of December 3, 2001, among the Company, Hanover Compression Limited Partnership, JPMorgan Chase Bank, as agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.79 to the Company's
        Current Report on Form 8-K filed with the SEC on December 17, 2001.

  10.2  Amendment, dated as of June 26, 2002, to (i) the Credit Agreement dated as of December 15, 1997, as amended and restated as of December 3, 2001, among the Company, certain of the Company's subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto and (ii)
        certain Synthetic Guarantees and Credit Agreements referenced in the amendment, incorporated by reference to Exhibit 10.75 to the Company's Current Report on Form 8-K filed with the SEC on
        August 6, 2002.

  10.3  Amendment, dated as of January 31, 2003, to the (i) the Credit Agreement dated as of December 15,
        1997, as amended and restated on December 3, 2001, among the Company, certain of the Company's subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto and (ii)
        certain Synthetic Guarantees and Credit Agreements referenced in the amendment, incorporated by reference to Exhibit 10.80 to the Company's Current Report on Form 8-K filed with the SEC on
        February 7, 2003.

  10.4  Holdings Guarantee, dated as of December 3, 2001, made by the Company in favor of JPMorgan
        Chase Bank, as agent, incorporated by reference to Exhibit 10.81 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2001.

  10.5  Subsidiaries' Guarantee, dated as of December 3, 2001, made by certain of the Company's subsidiaries in favor of JPMorgan Chase Bank, as agent, incorporated by reference to Exhibit 10.82 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2001.

  10.6  Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2003, made by the
        Company, certain of the Company's subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto.*

  10.7  Lease dated as of June 15, 1999 between Hanover Equipment Trust 1999 (the "1999 Trust") and the
        Company, incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form
        10-Q for the quarter ended June 30, 1999.

  10.8  Guarantee, dated as of June 15, 1999, made by the Company, Hanover/Smith, Inc., Hanover
        Maintech, Inc. and Hanover Land Company, incorporated by reference to Exhibit 10.37 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

  10.9  Amended and Restated Guarantee, dated as of March 13, 2000, made by Hanover Compressor
        Company, Hanover Compression Inc., and certain subsidiaries.*

 10.10  Participation Agreement, dated as of June 15, 1999, among the Company, the 1999 Trust, Societe
        Generale Financial Corporation and FTBC Leasing Corp., The Chase Manhattan Bank, as agent, and
        Wilmington Trust Company, incorporated by reference to Exhibit 10.38 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1999.

 10.11  First Amendment and Waiver, dated as of September 30, 1999, to the Participation Agreement dated as of June 15, 1999, among Hanover Compressor Company, Hanover Equipment Trust 1999A (the
        "1999A Trust"), the lender parties thereto and The Chase Manhattan Bank, as agent.*

 10.12  TIDES Amendment, Consent and Joinder, dated as of December 9, 1999, to (i) the Participation
        Agreement, dated as of June 15, 1999, among Hanover Compressor Inc., the 1999A Trust, Societe
        Generale Financial Corporation and FTBC Leasing Corp., The Chase Manhattan Bank, as agent, and
        Wilmington Trust Company, (ii) the Participation Agreement, dated as of July 22, 1998, among
        Hanover Compression Inc., Hanover Equipment Trust 1998A, Societe Generale Financial
        Corporation, and The Chase Manhattan Bank, as agent, and (iii) other Operative Documents and
        Guarantees referenced in the amendment.*

Exhibit
Number                                              Description
-------                                             -----------

 10.13  Third Amendment, dated as of March 13, 2000, to (i) the Participation Agreement dated as of
        June 15, 1999, among Hanover Compressor, Inc., the 1999A Trust, Societe Generale Financial
        Corporation and FTBC Leasing Corp., The Chase Manhattan Bank, as agent, and (ii) the Credit
        Agreement referenced in the amendment.*

 10.14  Security Agreement, dated as of June 15, 1999, made by the 1999 Trust in favor The Chase
        Manhattan Bank, as agent, incorporated by reference to Exhibit 10.39 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1999.

 10.15  Lease Supplement No. 1 dated June 15, 1999 between the 1999 Trust and the Company, incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1999.

 10.16  Lease, dated as of March 13, 2000, between Hanover Equipment Trust 2000A (the "2000A Trust")
        and Hanover Compression Inc., incorporated by reference to Exhibit 10.43 to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1999.

 10.17  Guarantee, dated as of March 13, 2000, made by the Company, Hanover Compression Inc. and certain of their Subsidiaries, incorporated by reference to Exhibit 10.44 to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1999.

 10.18  Participation Agreement, dated as of March 13, 2000, among Hanover Compression Inc., Hanover the 2000A Trust and the several banks parties thereto, incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

 10.19  Security Agreement, dated as of March 13, 2000, made by the 2000A Trust in favor of The Chase
        Manhattan Bank, as agent, incorporated by reference to Exhibit 10.46 to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1999.

 10.20  Assignment of leases, rents and Guarantee from the 2000A Trust to The Chase Manhattan Bank, dated as of March 13, 2000, incorporated by reference to Exhibit 10.47 to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1999.

 10.21  Lease, dated as of October 27, 2000, between Hanover Equipment Trust 2000B (the "2000B Trust")
        and Hanover Compression Inc., incorporated by reference to Exhibit 10.54 to the Company's
        Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22,
        2000.

 10.22  Guarantee, dated as of October 27, 2000 made by the Company, Hanover Compression Inc. and certain subsidiaries, incorporated by reference to Exhibit 10.55 to the Company's Registration
        Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.

 10.23  Participation Agreement, dated as of October 27, 2000, among Hanover Compression Inc., the
        2000B Trust, The Chase Manhattan Bank, National Westminster Bank PLC, Citibank N.A., Credit
        Suisse First Boston and the Industrial Bank of Japan as co-agents; Bank Hapoalim B.M. and FBTC
        Leasing Corp., as investors, Wilmington Trust Company and various lenders, incorporated by reference to Exhibit 10.56 to the Company's Registration Statement (File No. 333-50836) on Form
        S-4, as filed with the SEC on December 22, 2000.

 10.24  Security Agreement, dated as of October 27, 2000, made by the 2000B Trust in favor of The Chase
        Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.57 to the
        Company's Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on
        December 22, 2000.

 10.25  Assignment of Leases, Rents and Guarantee, dated as of October 27, 2000, made by the 2000B Trust to The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.58 to the Company's Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on
        December 22, 2000.

Exhibit
Number                                              Description
-------                                             -----------

 10.26  Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the "2001A Trust")
        and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 10.27  Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited
        Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 10.28  Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited
        Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to
        Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        2001.

 10.29  Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor Wilmington
        Trust FSB as agent, incorporated by reference to Exhibit 10.67 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 10.30  Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 2001.

 10.31  Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the
        2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 10.32  Hanover Equipment Trust 2001A Exchange and Registration Rights Agreement, dated August 30,
        2001, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement (File No.
        333-75814) on Form S-4 filed with the SEC on December 21, 2001.

 10.33  Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the "2001B Trust")
        and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 10.34  Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited
        Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 10.35  Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited
        Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to
        Exhibit 10.72 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        2001.

 10.36  Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington
        Trust FSB as agent, incorporated by reference to Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 10.37  Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 2001.

 10.38  Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the
        2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number                                              Description
-------                                             -----------

 10.39  The 2001B Trust Exchange and Registration Rights Agreement, dated August 30, 2001, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement (File No. 333-75818) on Form
        S-4 filed with the SEC on December 21, 2001.

 10.40  Amendment and Consent, dated as of June 26, 2000, to (i) the Amended and Restated Senior Credit
        Agreement dated March 13, 2000, among the Company, Hanover Compression Inc., the Chase
        Manhattan Bank, as agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment.*

 10.41  Second Amendment, dated as of August 30, 2000, to (i) the Amended and Restated Senior Credit
        Agreement dated March 13, 2000, among the Company, Hanover Compression Inc., the Chase
        Manhattan Bank, as agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment.*

 10.42  First Amendment, dated as of January 31, 2001, to (i) the Amended and Restated Senior Credit
        Agreement dated March 13, 2000, among the Company, Hanover Compression Inc., the Chase
        Manhattan Bank, as agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment.*

 10.43  Second Amendment, dated as of July 27, 2001, to (i) the Credit Agreement, dated as of December
        15, 1997, as amended and restated on March 13, 2000, among the Company, Hanover Compression
        Inc., the Chase Manhattan Bank, as administrative agent, and the lenders parties thereto and (ii)
        certain Synthetic Guarantees referenced in the amendment.*

 10.44  Third Amendment to certain Guarantees, dated as of December 3, 2001, among the Company, certain of the Company's subsidiaries, JPMorgan Chase Bank, as agent, and several banks and other financial institutions parties thereto, incorporated by reference to Exhibit 10.80 to the Company's
        Current Report on Form 8-K filed with the SEC on December 17, 2001.

 10.45  Waiver and Amendment, dated as of March 15, 2002, to (i) the Credit Agreement dated as of
        December 15, 1997, as amended and restated on December 3, 2002, among the Company, Hanover
        Compression Inc., the Chase Manhattan Bank, and the lenders parties thereto and (ii) certain
        Synthetic Guarantees referenced in the amendment.*

 10.46  Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15,
        1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement (File No. 333-30344) on Form S-3
        filed with the SEC on February 14, 2000.

 10.47  Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement (File No. 333-30344) on Form S-3
        as filed with the SEC on February 14, 2000.

 10.48  Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029,
        incorporated by reference to Exhibit 4.9 to the Company's Registration Statement (File No. 333-
        30344) on Form S-3 as filed with the SEC on February 14, 2000.

 10.49  Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to
        Exhibit 4.10 to the Company's Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

 10.50  Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company's Registration Statement (File No. 333-
        30344) on Form S-3 as filed with the SEC on February 14, 2000.

Exhibit
Number                                              Description
-------                                             -----------

 10.51  Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of
        December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement (File No.
        333-30344) on Form S-3 filed with the SEC on February 14, 2000.

 10.52  Form of Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of       , 2001
        between the Company and Wilmington Trust Company, as trustee, incorporated by reference to
        Exhibit 4.4 to the Company's Registration Statement (File No. 333-54942) on Form S-3, as filed with the SEC on February 27, 2001.

 10.53  Purchase Agreement, dated as of July 11, 2000, among the Company, Hanover Compression Inc.,
        Dresser-Rand Company and Ingersoll-Rand Company, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on September 14, 2000.

 10.54  Agreement and Plan of Merger, dated as of July 13, 2000, among the Company, Caddo Acquisition
        Corporation, and OEC Compression Corporation, incorporated by reference to Exhibit 10.51 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 10.55  Amendment No. 1 to Agreement and Plan of Merger, dated as of November 14, 2000, by and among the Company, Caddo Acquisition Corporation and OEC Compression Corporation, incorporated by reference to Exhibit 10.51 to the Company's Registration Statement (File No. 333-50836) on Form
        S-4, as filed with the SEC on November 28, 2000.

 10.56  Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation,
        Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the
        Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 10.57  Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology
        Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Sarevco S.A., Camco
        International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on
        February 6, 2003.

 10.58  Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger
        Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco
        International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on
        September 14, 2001.

 10.59  Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger
        Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression
        Limited Partnership, incorporated by reference to Exhibit 99.4 to the Company's Current Report on
        Form 8-K filed with the SEC on September 14, 2001.

 10.60  Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001, by and among
        Schlumberger Technology Corporation, Camco International, Inc., Schlumberger Oilfield Holdings
        Ltd., Schlumberger Surenco S.A., Operational Services, Inc. and the Company, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed with the SEC on
        September 14, 2001.

 10.61  Hanover Compressor Company Subordinated Promissory Note, dated August 31, 2001, in favor of
        Camco International, Inc.*

 10.62  Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l.
        and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002.*

 10.63  Hanover Compressor Company 1992 Stock Compensation Plan.*++

Exhibit
Number                                             Description
-------                                            -----------

 10.64  Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to
        Exhibit 10.4 to the Company's Registration Statement (File No. 333-24953) on Form S-1, as
        amended.++

 10.65  Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to
        Exhibit 10.5 to the Company's Registration Statement (File No. 333-24953) on Form S-1, as
        amended.++

 10.66  Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement (File No. 333-24953) on Form S-1, as amended.

 10.67  Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan,
        incorporated by reference to Exhibit 10.7 to the Company's Registration Statement (File No. 333-
        24953) on Form S-1, as amended.++

 10.68  Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to
        Exhibit 10.8 to the Company's Registration Statement (File No. 333-24953) on Form S-1, as
        amended.++

 10.69  Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to
        Exhibit 10.9 to the Company's Registration Statement (File No. 333-24953) on Form S-1, as
        amended.++

 10.70  Form of Stock Option Agreement for DeVille and McNeil.*

 10.71  Form of Stock Option Agreements for Wind Bros.*

 10.72  Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to
        Exhibit 10.10 to the Company's Registration Statement (File No. 333-24953) on Form S-1, as
        amended.++

 10.73  Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to
        Exhibit 10.23 to the Company's Registration Statement (File No. 333-24953) on Form S-1, as
        amended.++

 10.74  1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to the Company's Registration
        Statement (File No. 333-24953) on Form S-1, as amended.++

 10.75  Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 10.76  Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to
        Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 1998.++

 10.77  Applied Process Solutions Incorporated Amended 1998 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on January
        9, 2001.

 10.78  Amendment to Stock Option Agreement Under the Applied Process Solutions Incorporated
        Amended 1998 Stock Option Plan, incorporated by reference to Exhibit 4.2 to the Company's
        Registration Statement on Form S-8 filed with the SEC on January 9, 2001.

 10.79  Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement (File No. 333-32096) on Form S-8 filed with the SEC on
        March 10, 2000.++

 10.80  Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on
        November 21, 2001.++

Exhibit
Number                                              Description
-------                                             -----------

 10.81  Management Fee Letter, dated November 14, 1995 between GKH Partners, L.P. and the Company, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement (File No.
        333-24953) on Form S-1, as amended.

 10.82  Employment Letter with John E. Jackson, dated February 1, 2002, incorporated by reference to
        Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
        2002.++

 10.83  Letter Agreement by and among Michael J. McGhan, Hanover Compressor Company and Herndon
        Plant Oakley Ltd., dated July 30, 2002, incorporated by reference to Exhibit 10.76 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.++

 10.84  Separation Agreement among Michael J. McGhan, the Company and Hanover Compression Limited
        Partnership, dated August 1, 2002, incorporated by reference to Exhibit 10.77 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.++

 10.85  Separation Agreement among Charles D. Erwin, the Company and Hanover Compression Limited
        Partnership, dated August 2, 2002, incorporated by reference to Exhibit 10.78 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.++

 10.86  Employment Letter with Mark S. Berg, dated April 17, 2002, incorporated by reference to Exhibit
        10.74 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.++

 10.87  Employment Letter with Chad C. Deaton, dated August 19, 2002, incorporated by reference to
        Exhibit 10.79 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        2002.++

 10.88  Stock Option Agreement for Mr. Berg dated May 6, 2002.*++

 10.89  Stock Option Agreement for Mr. Deaton dated August 19, 2002.*++

 10.90  Stock Option Agreement for Mr. Grijalva dated March 19, 2002.*++

 10.91  Stock Option Agreement for Mr. Jackson dated January 22, 2002.*++

 10.92  Letter Agreement by and between Robert O. Pierce and Hanover Compressor Company dated
        September 18, 2002.*++

  12.1  Computation of ratio of earnings to fixed charges*

  21.1  List of Subsidiaries*

  23.1  Consent of PricewaterhouseCoopers LLP*

  99.1  Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2001.

  99.2  Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the
        Company, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to the Company's
        Current Report on Form 8-K filed with the SEC on November 15, 2002.

  99.3  Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1359, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

  99.4  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1359, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

--------
*  Filed herewith.
++ Management contract or compensatory plan or arrangement

   (b)  Reports submitted on Form 8-K.

   1. A report on Form 8-K was filed on December 31, 2002, which reported under the caption "Item 5--Other Events" the completion by the Company of a review of business operations to address staffing needs. The date of such report (the date of the earliest event reported) was December 30, 2002.

   2. A report on Form 8-K was filed on December 4, 2002, which reported the notification from GKH Investments L.P. and affiliated entities of their decision to distribute shares of Hanover common stock to partners. The date of such report (the date of the earliest event reported) was December 3, 2002.

   3. A report on Form 8-K was filed on November 15, 2002, which reported the Company's update on the status of the SEC inquiry. The date of such report (the date of the earliest event reported) was November 14, 2002.

   4. A report on Form 8-K was filed on November 15, 2002, which reported a notification from GKH Investments L.P. relating to the extension of the winding-up process of the partnership. The date of such report (the date of the earliest event reported) was November 12, 2002.

   5. A report on Form 8-K was filed on November 1, 2002, which reported under the caption "Item 5--Other Events" the Company's financial results for the third quarter ended September 30, 2002. This report also included a Consolidated Statement of Income (Loss) for the quarter ended September 30, 2002. The date of such report (the date of the earliest event reported) was October 31, 2002.

   6. A report on Form 8-K was filed on October 24, 2002, which reported the restatement of 1999 financial results. The date of such report (the date of the earliest event reported) was October 23, 2002.

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

                                              HANOVER COMPRESSOR COMPANY

                                              By:      /s/  CHAD C. DEATON
                                                  -----------------------------
                                                         Chad C. Deaton
                                                  President and Chief Executive
                                                             Officer

Date: March 31, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

     /s/  CHAD C. DEATON       President and Chief Executive  March 31, 2003
-----------------------------    Officer (Principal
       Chad C. Deaton            Executive Officer and
                                 Director)

    /s/  JOHN E. JACKSON       Chief Financial Officer        March 31, 2003
-----------------------------    (Principal Financial and
       John E. Jackson           Accounting Officer)

   /s/  VICTOR E. GRIJALVA     Director                       March 31, 2003
-----------------------------
     Victor E. Grijalva

    /s/  TED COLLINS, JR.      Director                       March 31, 2003
-----------------------------
      Ted Collins, Jr.

   /s/  ROBERT R. FURGASON     Director                       March 31, 2003
-----------------------------
     Robert R. Furgason

    /s/  MELVYN N. KLEIN       Director                       March 31, 2003
-----------------------------
       Melvyn N. Klein

  /s/  MICHAEL A. O'CONNOR     Director                       March 31, 2003
-----------------------------
     Michael A. O'Connor

   /s/  ALVIN V. SHOEMAKER     Director                       March 31, 2003
-----------------------------
     Alvin V. Shoemaker

     /s/  I. JON BRUMLEY       Director                       March 31, 2003
-----------------------------
       I. Jon Brumley

      /s/  GORDON HALL         Director                       March 31, 2003
-----------------------------
         Gordon Hall

       /s/  RENE HUCK          Director                       March 31, 2003
-----------------------------
          Rene Huck

                                Certifications

   I, Chad C. Deaton, certify that:

   1. I have reviewed this annual report on Form 10-K of Hanover Compressor Company;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


By:    /s/  CHAD C. DEATON
    -------------------------
    Name:  Chad C. Deaton
    Title:   President and
    Chief Executive Officer
           (Principal
    Executive Officer)

   I, John E. Jackson, certify that:

   1. I have reviewed this annual report on Form 10-K of Hanover Compressor Company;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


By:   /s/  JOHN E. JACKSON
    --------------------------
    Name:  John E. Jackson
    Title:   Senior President
    and Chief Financial
           Officer (Principal
    Financial and
           Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hanover Compressor Company

   In our opinion, the accompanying consolidated financial statements listed on the index appearing under Item15(a)(1) on page 57, present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Notes 9 and 20 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles in 2002 and derivatives in 2001, respectively. As discussed in Notes 22 and 23, the December 31, 2001 and 2000 consolidated financial statements have been restated for certain revenue recognition matters.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 26, 2003

                          HANOVER COMPRESSOR COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                                                      December 31,
                                                                                 ------------------------
                                                                                    2002         2001
                                                                                 ----------   ----------
                                                                                               Restated
                                                                                              (See Notes
                                                                                              22 and 23)
                                                                                 (in thousands, except par
                                    ASSETS                                       value and share amounts)
Current assets:
   Cash and cash equivalents.................................................... $   19,011   $   23,191
   Accounts receivable, net.....................................................    211,722      272,450
   Inventory, net...............................................................    166,004      215,655
   Costs and estimated earnings in excess of billings on uncompleted contracts..     57,346       59,099
   Prepaid taxes................................................................      7,664       19,990
   Assets held for sale.........................................................     69,408           --
   Other current assets.........................................................     49,933       24,719
                                                                                 ----------   ----------
       Total current assets.....................................................    581,088      615,104
Property, plant and equipment, net..............................................  1,167,675    1,151,513
Goodwill, net...................................................................    180,519      242,178
Intangible and other assets.....................................................     74,058       78,653
Investments in non-consolidated affiliates......................................    150,689      178,328
                                                                                 ----------   ----------
       Total assets............................................................. $2,154,029   $2,265,776
                                                                                 ==========   ==========
                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt......................................... $   33,741   $    5,553
   Accounts payable, trade......................................................     72,637      119,077
   Accrued liabilities..........................................................    189,639      155,108
   Advance billings.............................................................     36,156       53,140
   Liabilities held for sale....................................................     22,259           --
   Billings on uncompleted contracts in excess of costs and estimated earnings..     14,571        7,152
                                                                                 ----------   ----------
       Total current liabilities................................................    369,003      340,030
Long-term debt..................................................................    521,203      504,260
Other liabilities...............................................................    137,332      130,276
Deferred income taxes...........................................................    112,472      165,492
                                                                                 ----------   ----------
       Total liabilities........................................................  1,140,010    1,140,058
                                                                                 ----------   ----------
Commitments and contingencies (Note 19)
Minority interest...............................................................        143           --
Mandatorily redeemable convertible preferred securities.........................     86,250       86,250
Common stockholders' equity:
   Common stock, $.001 par value; 200,000,000 shares authorized; 80,815,209 and
     79,228,179 shares issued, respectively.....................................         81           79
   Additional paid-in capital...................................................    841,657      828,939
   Notes receivable--employee stockholders......................................         --       (2,538)
   Deferred employee compensation - restricted stock grants.....................     (2,285)          --
   Accumulated other comprehensive loss.........................................    (13,696)      (6,557)
   Retained earnings............................................................    104,194      220,262
   Treasury stock--253,115 and 75,739 common shares, at cost, respectively......     (2,325)        (717)
                                                                                 ----------   ----------
   Total common stockholders' equity............................................    927,626    1,039,468
                                                                                 ----------   ----------
       Total liabilities and common stockholders' equity........................ $2,154,029   $2,265,776
                                                                                 ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                          Years Ended December 31,
                                                                                     ---------------------------------------
                                                                                        2002          2001          2000
                                                                                      ----------    ----------   ----------
                                                                                                    Restated      Restated
                                                                                                    (See Notes 22 and 23)
                                                                                     (in thousands, except per share amounts)
Revenues:
    Domestic rentals................................................................ $  328,600    $  269,679    $  172,517
    International rentals...........................................................    189,700       131,097        81,320
    Parts, service and used equipment...............................................    223,845       214,872       113,526
    Compressor and accessory fabrication............................................    114,009       223,519        90,270
    Production and processing equipment fabrication.................................    149,656       184,040        79,121
    Equity in income of non-consolidated affiliates.................................     18,811         9,350         3,518
    Gain on change in interest in non-consolidated affiliate........................         --            --           864
    Other...........................................................................      4,189         8,403         5,688
                                                                                      ----------    ----------   ----------
                                                                                      1,028,810     1,040,960       546,824
                                                                                      ----------    ----------   ----------
Expenses:
    Domestic rentals................................................................    120,740        95,203        60,336
    International rentals...........................................................     57,579        45,795        27,656
    Parts, service and used equipment...............................................    179,844       152,701        79,958
    Compressor and accessory fabrication............................................     99,446       188,122        76,754
    Production and processing equipment fabrication.................................    127,442       147,824        62,684
    Selling, general and administrative.............................................    153,676        92,172        51,768
    Foreign currency translation....................................................     16,753         6,658            --
    Change in fair value of derivative financial instruments........................     (3,245)        7,596            --
    Other...........................................................................     27,607         9,727            --
    Depreciation and amortization...................................................    151,181        88,823        52,188
    Goodwill impairment.............................................................     52,103            --            --
    Leasing expense.................................................................     94,751        70,435        45,484
    Interest expense................................................................     36,978        17,531         8,679
    Distributions on mandatorily redeemable convertible preferred securities........      6,374         6,373         6,369
                                                                                      ----------    ----------   ----------
                                                                                      1,121,229       928,960       471,876
                                                                                      ----------    ----------   ----------
Income (loss) from continuing operations before income taxes........................    (92,419)      112,000        74,948
Provision for (benefit from) income taxes...........................................    (17,576)       42,388        27,818
                                                                                      ----------    ----------   ----------
Income (loss) from continuing operations............................................    (74,843)       69,612        47,130
Income (loss) from discontinued operations, net of tax..............................       (875)        2,965         2,509
Loss from write down of discontinued operations, net of tax.........................    (40,350)           --            --
                                                                                      ----------    ----------   ----------
Income (loss) before cumulative effect of accounting change.........................   (116,068)       72,577        49,639
Cumulative effect of accounting change for derivative instruments, net of tax.......         --          (164)           --
                                                                                      ----------    ----------   ----------
Net income (loss)................................................................... $ (116,068)   $   72,413    $   49,639
                                                                                      ==========    ==========   ==========
Diluted net income (loss) per share:
    Net income (loss)............................................................... $ (116,068)   $   72,413    $   49,639
    (Income) loss from discontinued operations, net of tax..........................     41,225        (2,965)       (2,509)
    Distributions on mandatorily redeemable convertible preferred securities, net
     of tax.........................................................................         --         4,142            --
                                                                                      ----------    ----------   ----------
Net income (loss) for purposes of computing diluted net income (loss) per share
 from continuing operations......................................................... $  (74,843)   $   73,590    $   47,130
                                                                                      ==========    ==========   ==========
Basic earnings (loss) per common share:
    Income (loss) from continuing operations........................................ $    (0.94)   $     0.96    $     0.76
    Income (loss) from discontinued operations......................................      (0.52)         0.04          0.04
                                                                                      ----------    ----------   ----------
Net income (loss)................................................................... $    (1.46)   $     1.00    $     0.80
                                                                                      ==========    ==========   ==========
Diluted earnings (loss) per common share:
    Income (loss) from continuing operations........................................ $    (0.94)   $     0.91    $     0.71
    Income (loss) from discontinued operations......................................      (0.52)         0.03          0.04
                                                                                      ==========    ==========   ==========
Net income (loss)................................................................... $    (1.46)   $     0.94    $     0.75
                                                                                      ==========    ==========   ==========
Weighted average common and equivalent shares outstanding:
    Basic...........................................................................     79,500        72,355        61,831
                                                                                      ==========    ==========   ==========
    Diluted.........................................................................     79,500        81,175        66,366
                                                                                      ==========    ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                            Years Ended December 31,
                                                                         --------------------------------
                                                                            2002       2001       2000
                                                                         ----------  --------   --------
                                                                                     Restated   Restated
                                                                                     (See Notes 22 and 23)
                                                                                 (in thousands)
Net income (loss)....................................................... $ (116,068) $ 72,413   $ 49,639
Other comprehensive income (loss):
   Change in fair value of derivative financial instruments, net of tax.     (8,866)   (6,073)        --
   Foreign currency translation adjustment..............................      1,727       (27)      (146)
                                                                         ----------  --------   --------
Comprehensive income (loss)............................................. $ (123,207) $ 66,313   $ 49,493
                                                                         ==========  ========   ========



  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                         Years Ended December 31,
                                                                                     --------------------------------
                                                                                        2002        2001       2000
                                                                                     ----------  ---------  ---------
                                                                                                  Restated   Restated
                                                                                                 (See Notes 22 and 23)
                                                                                                    (in thousands)
Cash flows from operating activities:
    Net income (loss)............................................................... $ (116,068) $  72,413  $  49,639
    Adjustments:
       Depreciation and amortization................................................    151,181     88,823     52,188
       Amortization of debt issuance costs and debt discount........................        121        831      1,050
       (Income) loss from discontinued operations, net of tax.......................     41,225     (2,965)    (2,509)
       Bad debt expense.............................................................      7,091      4,860      3,198
       Gain on sale of property, plant and equipment................................     (7,769)    (3,492)   (10,421)
       Equity in income of non-consolidated affiliates, net of dividends
        received....................................................................     (2,223)    (9,350)    (3,518)
       Loss (gain) on investments and charges for non-consolidated affiliates.......     15,950      4,629       (864)
       (Gain) loss on derivative instruments........................................     (3,245)     7,849         --
       Provision for inventory impairment and reserves..............................     13,853      2,336         --
       Write down of notes receivable...............................................      8,454         --         --
       Goodwill impairment..........................................................     52,103         --         --
       Restricted stock compensation expense........................................        423         --         --
       Pay-in-kind interest on Schlumberger note....................................     17,163      4,285         --
       Deferred income taxes........................................................    (19,041)    30,218     27,882
       Changes in assets and liabilities, excluding business combinations:
          Accounts receivable and notes.............................................     89,457    (20,671)   (82,767)
          Inventory.................................................................      4,699    (41,186)   (36,376)
          Costs and estimated earnings versus billings on uncompleted
           contracts................................................................     33,129    (32,640)    (7,964)
          Accounts payable and other liabilities....................................    (67,132)    14,745     42,657
          Advance billings..........................................................     (8,394)    20,647     (4,156)
          Other.....................................................................    (16,101)     4,565     13,420
                                                                                     ----------  ---------  ---------
             Net cash provided by continuing operations.............................    194,876    145,897     41,459
             Net cash provided by (used in) discontinued operations.................        841      6,877    (11,713)
                                                                                     ----------  ---------  ---------
             Net cash provided by operating activities..............................    195,717    152,774     29,746
                                                                                     ----------  ---------  ---------
Cash flows from investing activities:
    Capital expenditures............................................................   (250,170)  (639,883)  (274,858)
    Payments for deferred lease transaction costs...................................     (1,568)   (18,177)    (4,547)
    Proceeds from sale of property, plant and equipment.............................     69,685    590,763    410,915
    Proceeds from sale of investment in non-consolidated affiliates.................         --      3,143         --
    Cash used for business acquisitions, net........................................    (10,440)  (386,056)  (162,355)
    Cash returned from non-consolidated affiliates..................................     17,429         --         --
    Cash used to acquire investments in and advances to unconsolidated affiliates...         --    (11,865)    (4,071)
                                                                                     ----------  ---------  ---------
             Net cash used in continuing operations.................................   (175,064)  (462,075)   (34,916)
             Net cash used in discontinued operations...............................    (18,639)   (20,202)   (32,565)
                                                                                     ----------  ---------  ---------
             Net cash used in investing activities..................................   (193,703)  (482,277)   (67,481)
                                                                                     ----------  ---------  ---------
Cash flows from financing activities:
    Net borrowings (repayments) on revolving credit facility........................       (500)    54,500     40,400
    Payments for debt issue costs...................................................       (644)    (3,390)        --
    Issuance of common stock, net...................................................         --     83,850     59,400
    Purchase of treasury stock......................................................     (1,608)        --         --
    Proceeds from warrant conversions and stock options exercised...................      6,661      2,280      3,608
    Proceeds from employee stock purchase...........................................        277         --         --
    Issuance of convertible senior notes, net.......................................         --    185,537         --
    Repayment of other debt.........................................................     (7,654)   (15,571)   (27,641)
    Proceeds from employee stockholder notes........................................        120         62      1,876
                                                                                     ----------  ---------  ---------
             Net cash provided by (used in) continuing operations...................     (3,348)   307,268     77,643
             Net cash used in discontinued operations...............................       (884)        (9)       (54)
                                                                                     ----------  ---------  ---------
             Net cash provided by (used in) financing activities....................     (4,232)   307,259     77,589
                                                                                     ----------  ---------  ---------
Effect of exchange rate changes on cash and equivalents.............................     (1,962)       (49)      (126)
                                                                                     ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents................................     (4,180)   (22,293)    39,728
Cash and cash equivalents at beginning of year......................................     23,191     45,484      5,756
                                                                                     ----------  ---------  ---------
Cash and cash equivalents at end of year............................................ $   19,011  $  23,191  $  45,484
                                                                                     ==========  =========  =========

                          HANOVER COMPRESSOR COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Years Ended December 31,
                                                           ------------------------------
                                                             2002       2001       2000
                                                           --------  ---------  ---------
                                                                      Restated   Restated
                                                                     (See Notes 22 and 23)
                                                                   (in thousands)
Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized amounts.............. $ 16,817  $   5,707  $   7,051
                                                           ========  =========  =========
   Income taxes paid (refunded), net...................... $ (4,212) $   1,723  $   1,639
                                                           ========  =========  =========
Supplemental disclosure of noncash transactions:
   Debt (paid) issued for property, plant and equipment... $ (4,352)        --  $  12,922
                                                           ========             =========
   Assets (received) sold in exchange for note receivable. $    258  $  (1,601) $   2,783
                                                           ========  =========  =========
   Common stock issued in exchange for notes receivable... $    274  $   1,069         --
                                                           ========  =========
   Conversion of deferred stock option liability.......... $    253  $   1,529         --
                                                           ========  =========
Acquisitions of businesses:
   Property, plant and equipment acquired................. $ 11,716  $ 606,271  $ 202,358
                                                           ========  =========  =========
   Other assets acquired, net of cash acquired............ $102,204  $  87,865  $  77,097
                                                           ========  =========  =========
   Investments in non-consolidated affiliates.............       --  $ 140,081         --
                                                                     =========
   Goodwill............................................... $  5,162  $ 115,131  $  91,560
                                                           ========  =========  =========
   Liabilities assumed.................................... $(72,209) $(118,388) $ (63,057)
                                                           ========  =========  =========
   Debt issued or assumed................................. $(36,433) $(155,462)        --
                                                           ========  =========
   Deferred taxes.........................................       --  $ (35,212) $  (9,029)
                                                                     =========  =========
   Treasury and common stock issued.......................       --  $(254,230) $(136,574)
                                                                     =========  =========


  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2002, 2001 and 2000

                                                                     Accumulated              Notes         Deferred
                                         Common stock    Additional     other              receivable-   compensation-
                                       -----------------  paid-in   comprehensive Treasury   employee   restricted stock
                                         Shares   Amount  capital   income (loss)  stock   stockholders      grants
                                       ---------- ------ ---------- ------------- -------- ------------ ----------------
                                                                    (in thousands, except share data)
Balance at December 31, 1999
 (Restated See Notes 22 and 23)....... 57,505,874  $58    $272,944    $   (311)   $(1,586)   $(3,387)       $    --
Conversion of warrants................    684,770
Exercise of stock options.............    994,572    1       3,607          --         --         --             --
Cumulative translation adjustment.....         --   --          --        (146)        --         --             --
Issuance of common stock, net.........  2,000,000    2      59,398          --         --         --             --
Issuance of common stock for
 acquisitions.........................  5,269,487    5     136,569          --         --         --             --
Issuance of 91,727 treasury shares at
 $35.98 per share.....................         --   --       2,431          --        869         --             --
Repayment of employee stockholder
 notes................................         --   --          --          --         --      1,876             --
Income tax benefit from stock options
 exercised............................         --   --       8,813          --         --         --             --
Other.................................         --   --         (25)         --         --        (20)            --
Net income............................         --   --          --          --         --         --             --
                                       ----------  ---    --------    --------    -------    -------        -------
Balance at December 31, 2000
 (Restated See Notes 22 and 23)....... 66,454,703  $66    $483,737    $   (457)   $  (717)   $(1,531)       $    --
Exercise of stock options.............    250,161    1       3,808          --         --         --             --
Cumulative translation adjustment.....         --   --          --         (27)        --         --             --
Change in fair value of derivative
 financial instrument, net of tax.....         --   --          --      (6,073)        --         --             --
Issuance of common stock, net.........  2,500,000    2      83,848          --         --         --             --
Issuance of common stock for
 acquisitions.........................  9,980,540   10     254,220          --         --         --             --
Issuance of common stock to
 employees............................     42,775   --       1,069          --         --     (1,069)            --
Repayment of employee stockholder
 notes................................         --   --          --          --         --         62             --
Income tax benefit from stock options
 exercised............................         --   --       1,618          --         --         --             --
Other.................................         --   --         639          --         --         --             --
Net income............................         --   --          --          --         --         --             --
                                       ----------  ---    --------    --------    -------    -------        -------
Balance at December 31, 2001
 (Restated see Note 23)............... 79,228,179  $79    $828,939    $ (6,557)   $  (717)   $(2,538)       $    --
Exercise of stock options.............  1,422,850    2       6,912          --         --         --             --
Cumulative translation adjustment.....         --   --          --       1,727         --         --             --
Change in fair value of derivative
 financial instrument, net of tax.....         --   --          --      (8,866)        --         --             --
Issuance of restricted stock grants...    142,630   --       2,708          --         --         --         (2,285)
Issuance of common stock to
 employees............................     21,550   --         551          --         --       (274)            --
Purchase of 147,322 treasury shares at
 $8.96 per share......................         --   --          --          --     (1,320)        --             --
Purchase of 30,054 treasury shares at
 $9.60 per share......................         --   --          --          --       (288)        --             --
Repayment of employee stockholder
 notes................................         --   --          --          --         --        120             --
Income tax benefit from stock options
 exercised............................         --   --       2,547          --         --         --             --
Reserve for collectibility............         --   --          --          --         --      2,692             --
Net loss..............................         --   --          --          --         --         --             --
                                       ----------  ---    --------    --------    -------    -------        -------
Balance at December 31, 2002.......... 80,815,209  $81    $841,657    $(13,696)   $(2,325)   $    --        $(2,285)
                                       ==========  ===    ========    ========    =======    =======        =======


                                        Retained
                                        earnings
                                       ---------

Balance at December 31, 1999
 (Restated See Notes 22 and 23)....... $  98,210
Conversion of warrants................
Exercise of stock options.............        --
Cumulative translation adjustment.....        --
Issuance of common stock, net.........        --
Issuance of common stock for
 acquisitions.........................        --
Issuance of 91,727 treasury shares at
 $35.98 per share.....................        --
Repayment of employee stockholder
 notes................................        --
Income tax benefit from stock options
 exercised............................        --
Other.................................        --
Net income............................    49,639
                                       ---------
Balance at December 31, 2000
 (Restated See Notes 22 and 23)....... $ 147,849
Exercise of stock options.............        --
Cumulative translation adjustment.....        --
Change in fair value of derivative
 financial instrument, net of tax.....        --
Issuance of common stock, net.........        --
Issuance of common stock for
 acquisitions.........................        --
Issuance of common stock to
 employees............................        --
Repayment of employee stockholder
 notes................................        --
Income tax benefit from stock options
 exercised............................        --
Other.................................        --
Net income............................    72,413
                                       ---------
Balance at December 31, 2001
 (Restated see Note 23)............... $ 220,262
Exercise of stock options.............        --
Cumulative translation adjustment.....        --
Change in fair value of derivative
 financial instrument, net of tax.....        --
Issuance of restricted stock grants...        --
Issuance of common stock to
 employees............................        --
Purchase of 147,322 treasury shares at
 $8.96 per share......................        --
Purchase of 30,054 treasury shares at
 $9.60 per share......................        --
Repayment of employee stockholder
 notes................................        --
Income tax benefit from stock options
 exercised............................        --
Reserve for collectibility............        --
Net loss..............................  (116,068)
                                       ---------
Balance at December 31, 2002.......... $ 104,194
                                       =========

  The accompanying notes are an integral part of these financial statements.

                          HANOVER COMPRESSOR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2002, 2001 and 2000

1.  The Company, Business and Significant Accounting Policies

   Hanover Compressor Company, through its indirect wholly owned subsidiary Hanover Compression Limited Partnership and its subsidiaries, ("Hanover", "the Company", or "We") is a global market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for contract natural gas handling applications. We sell this equipment, and provide it on a rental, contract compression, maintenance and acquisition leaseback basis to natural gas production, processing and transportation companies. In conjunction with our maintenance business, we have developed a parts and service business that together can provide solutions to customers that own their own compression equipment, but want to outsource their operations. We also have compressor and oil and gas production equipment fabrication and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. Founded in 1990, and a public company since 1997, our customers include both major and premier independent oil and gas producers and distributors, as well as national oil and gas companies.

  Principles of Consolidation

   The accompanying consolidated financial statements include Hanover and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated entities in which the Company owns more than a 20% interest and does not have a controlling interest are accounted for using the equity method. Investments in entities in which the company owns less than 20% are held at cost. Prior year amounts have been reclassified to present certain of our businesses as discontinued operations. (See Note 3.)

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

   The Company's operations are influenced by many factors, including the global economy, international laws and currency exchange rates. Contractions in the more significant economies of the world could have a substantial negative impact on the rate of the Company's growth and its profitability. Acts of war or terrorism could influence these areas of risk and the Company's operations. Doing business in foreign locations subjects the Company to various risks and considerations typical to foreign enterprises including, but not limited to, economic and political conditions in the United States and abroad, currency exchange rates, tax laws and other laws and trade restrictions.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   Compressor, production and processing equipment fabrication revenue is recognized using the percentage-of-completion method. The Company estimates percentage-of-completion for compressor and processing equipment fabrication on a direct labor hour-to-total- labor-hour basis. Production equipment fabrication percentage-of-completion is estimated using the cost-to-total cost basis. The average duration of these projects is typically between four to six months.

  Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. The Company believes that the credit risk in temporary cash investments that the Company has with financial institutions is minimal. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and gas activities throughout the world. The Company reviews the financial condition of customers prior to extending credit and generally does not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry standards. The Company considers this credit risk to be limited due to these companies' financial resources, the nature of products and the services it provides them and the terms of its rental contracts. Trade accounts receivable is recorded net of estimated doubtful accounts of approximately $5,162,000 and $6,300,000 at December 31, 2002 and 2001,
respectively.

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

   After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15-year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet. The Company believes its new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. The effect of this change in estimate on 2002 and 2001

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

was a decrease in depreciation expense of approximately $14,387,000 and $5,000,000 and an increase in net income of approximately $8,632,000 ($0.11 per share) and $3,100,000 ($0.04 per share), respectively.

  Computer software

   Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use computer software development project are expensed as incurred.

  Long-Lived Assets

   The Company reviews for the impairment of long-lived assets, including property, plant and equipment, intangibles and investments in non-consolidated affiliates whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair market value.

  Goodwill and Intangibles

   The excess of cost over net assets of acquired businesses is recorded as goodwill. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill will be reviewed for impairment annually or whenever events indicate impairment may have occurred. Prior to adoption of SFAS 142 on January 1, 2002, the Company amortized goodwill on a straight-line basis over 15 or 20 years commencing on the dates of the respective acquisitions except for goodwill related to business acquisitions after June 30, 2001. Accumulated amortization was $14,312,000 and $18,365,000 at December 31, 2002 and 2001, respectively.
Amortization of goodwill totaled $ -0-, $10,101,000 and $4,442,000 in 2002, 2001 and 2000, respectively. (See Note 9.) Identifiable intangibles are amortized over the assets' estimated useful lives.

  Sale and Leaseback Transactions

   The Company from time to time enters into sale and leaseback transactions of compression equipment with special purpose entities. Sale and leaseback transactions of compression equipment are evaluated for lease classification in accordance with SFAS No. 13 "Accounting for Leases." The special purpose entities are not consolidated by the Company when the owners of the special purposes entities have made a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


  Foreign Currency Translation

   The financial statements of subsidiaries outside the U.S., except those located in Latin America and highly inflationary economies, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries located in Latin America and highly inflationary economies, translation gains and losses are included in net income (loss).

  Earnings Per Common Share

   Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, warrants to purchase common stock, convertible senior notes and mandatorily redeemable convertible preferred securities, unless their effect would be anti-dilutive.

   The table below indicates the potential common shares issuable which were included in computing the dilutive potential common shares used in dilutive earnings (loss) per common share:

                                                                          Years Ended
                                                                          December 31,
                                                                      --------------------
                                                                       2002   2001   2000
                                                                      ------ ------ ------
                                                                         (in thousands)
Weighted average common shares outstanding--used in basic earnings
  (loss) per common share............................................ 79,500 72,355 61,831
Net dilutive potential common shares issuable:
   On exercise of options............................................     **  3,991  4,258
   On exercise of warrants...........................................     **      4    277
   On conversion of mandatorily redeemable preferred securities......     **  4,825     **
   On conversion of convertible senior notes.........................     **     **     **
                                                                      ------ ------ ------
Weighted average common shares and dilutive potential common shares--
  used in dilutive earnings (loss) per common share.................. 79,500 81,175 66,366
                                                                      ====== ====== ======

--------
** Excluded from diluted earnings per common share as the effect would have been antidilutive.

   The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive.

                                                                     Years Ended
                                                                    December 31,
                                                                  -----------------
                                                                  2002  2001  2000
                                                                  ----- ----- -----
                                                                   (in thousands)
Net dilutive potential common shares issuable:
   On exercise of options and restricted stock................... 2,442    --    --
   On exercise of warrants.......................................     4    --    --
   On conversion of mandatorily redeemable convertible preferred
     securities.................................................. 4,825    -- 4,825
   On conversion of convertible senior notes..................... 4,370 3,399    --

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


  Stock-Based Compensation

   In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25 ("APB" 25), "Accounting for Stock Issued to Employees." The following proforma net income and earnings (loss) per share data illustrates the effect on net income (loss) and net income per share if the fair value method had been applied to all outstanding and unvested stock options in each period.

                                                           Years ended December 31,
                                                         ---------------------------
                                                            2002      2001     2000
                                                         ---------  -------  -------
                                                                (in thousands)
Net income (loss) as reported........................... $(116,068) $72,413  $49,639
   Add back: Restricted stock grant expense, net of tax.       275       --       --
   Deduct: Stock-based employee compensation expense
     determined under the fair value method, net of tax.    (2,753)  (3,804)  (4,598)
                                                         ---------  -------  -------
Proforma net income (loss).............................. $(118,546) $68,609  $45,041
                                                         =========  =======  =======
Earnings (loss) per share:
   Basic as reported.................................... $   (1.46) $  1.00  $  0.80
   Basic proforma....................................... $   (1.49) $  0.95  $  0.73
   Diluted as reported.................................. $   (1.46) $  0.94  $  0.75
   Diluted proforma..................................... $   (1.49) $  0.90  $  0.68

  Comprehensive Income

   Components of comprehensive income (loss) are net income and all changes in equity during a period except those resulting from transactions with owners. Accumulated other comprehensive income consists of the foreign currency translation adjustment and changes in the fair value of derivative financial instruments, net of tax. At December 31, 2002, the Company's accumulated other comprehensive loss included $1,243,000 foreign currency translation gain and $14,939,000 loss on fair value of derivative instruments, net of tax. At December 31, 2001, the Company's accumulated other comprehensive loss included $484,000 foreign currency translation loss and $6,073,000 loss on fair value of derivative instruments, net of tax.

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. The Company adopted SFAS 133 beginning January 1, 2001. (See Note 20.)

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


  Reclassifications

   Certain amounts in the prior years' financial statements have been reclassified to conform to the 2002 financial statement classification. These reclassifications have no impact on net income.

2.  Business Combinations

   Acquisitions were accounted for under the purchase method of accounting. Results of operations of companies acquired are included from the date of acquisition. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based upon fair value estimates thereof. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to redefine and requantify assets acquired and liabilities assumed. The allocation period varies for each acquisition but does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised purchase price allocation. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods the adjustments are determined.

  Year Ended December 31, 2002

   In July 2002, we increased our ownership of Belleli Energy S.r.l. ("Belleli") to 40.3% from 20.3% by converting a $4,000,000 loan, together with the accrued interest thereon, to Belleli into additional equity ownership. In November 2002, we increased our ownership to 51% by exchanging a $9,410,000 loan, together with the accrued interest thereon, to the other principal owner for additional equity ownership and began consolidating the results of Belleli's operations.

   The following table summarizes the estimated values of the assets acquired and liabilities assumed as of the acquisition date for the Belleli acquisition (in thousands):

                                                   Belleli
                                                November 2002
                                                -------------
                  Current assets...............   $  86,799
                  Property, plant and equipment      11,836
                  Intangible assets............      22,930
                  Goodwill.....................       3,641
                                                  ---------
                  Total assets acquired........     125,206
                                                  ---------
                  Short-term debt..............     (36,433)
                  Current liabilities..........     (58,367)
                  Other liabilities............     (11,428)
                                                  ---------
                  Total liabilities assumed....    (106,228)
                                                  ---------
                  Net assets acquired..........   $  18,978
                                                  =========

   The Company is in the process of completing its valuation of Belleli's intangible assets. In connection with its increase in ownership in November 2002, the Company agreed to give the other principal owner the right to buy the Company's interest in Belleli. This right to buy the Company's interest expires on June 30, 2003. On July 1, 2003, the Company will have the right to purchase the other principal owner's interest. During 2002, the Company also purchased certain operating assets of Belleli for approximately $22,400,000 from a bankruptcy estate and leased these assets to Belleli for approximately $1,200,000 per year, for seven years, for use in its operations.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   In July 2002, we acquired a 92.5% interest in Wellhead Power Gates, LLC ("Gates") for approximately $14,400,000 and had loaned approximately $6,000,000 to Gates prior to our acquisition. Gates is a developer and owner of a forty-six megawatt cycle peaking power facility in Fresno County, California. This investment is accounted for as a consolidated subsidiary. This investment has been classified as an asset held for sale and its operating results are reported in income (loss) from discontinued operations. (See Note 3.)

   In July 2002, we acquired a 49.0% interest in Wellhead Power Panoche, LLC ("Panoche") for approximately $6,800,000 and had loaned approximately $5,000,000 to Panoche prior to the acquisition of our interest. Panoche is a developer and owner of a forty-nine megawatt cycle peaking power facility in Fresno County, California which is under contract with California Department of Water Resources. This investment is accounted under the equity method of accounting. This investment has been classified as an asset held for sale and the equity income from this non-consolidated subsidiary is reported in income
(loss) from discontinued operations. (See Note 3.)

   In July 2002, we acquired certain assets of Voyager Compression Services, LLC for approximately $2,500,000 in cash.

  Year Ended December 31, 2001

   In August 2001, we acquired 100% of the issued and outstanding shares of the Production Operators Corporation's natural gas compression business, ownership interests in certain joint venture projects in South America, and related assets ("POI") from Schlumberger for $761,000,000 in cash, Hanover common stock and indebtedness, subject to certain post-closing adjustments pursuant to the purchase agreement (the "POI Acquisition") which have resulted in an increase in the purchase price to approximately $778,000,000 due to an increase in net assets acquired. Under the terms of the definitive agreement, Schlumberger received approximately $270,000,000 in cash (excluding the amounts paid for the increase in net assets), $150,000,000 in a long-term subordinated note and approximately 8,708,000 Hanover common shares, or approximately 11% of the outstanding shares of Hanover common stock, which are required to be held by Schlumberger for at least three years following the closing date. The ultimate number of shares issued under the purchase agreement was determined based on the nominal value of $283,000,000 divided by the 30-day average closing price of Hanover common stock as defined under the agreement and subject to a collar of $41.50 and $32.50. The estimated fair value of the stock issued was $212,468,000, based on the market value of the shares at the time the number of shares issued was determined reduced by an estimated 20% discount due to the restrictions on the stock's marketability.

   Additionally, as part of the purchase agreement, the Company is required to make a payment of up to $58,000,000 due upon the completion of a financing of the PIGAP II South American joint venture ("PIGAP", see Note 19) acquired by the Company. Because the joint venture failed to execute the financing on or before December 31, 2002, Hanover had the right to put our interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by Hanover to the joint venture. In January 2003, we exercised our right to put our interest in the joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. The consummation of the transfer of Hanover's interest in the PIGAP II joint venture is subject to certain consents. We are currently in discussions with Schlumberger to explore the possibility of entering into a new agreement under which Hanover would retain the 30% ownership interest in the joint venture. In light of the ongoing discussions between Hanover and Schlumberger relating to the put, the parties have agreed to postpone the closing date to no later than May 31, 2003.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


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

   As of December 31, 2002 the Company has recorded approximately $70,592,000 in goodwill, of which none will be deductible for tax purposes, related to the POI acquisition which will not be amortized in accordance with the transition provisions of SFAS 142 (See Note 9). In addition, as of December 31, 2002, the Company recorded $9,810,000 in estimated value of identifiable intangible assets which $8,200,000 will be amortized over a 24 month weighted average life and $1,600,000 is included in our basis of the PIGAP joint venture and relates to the option to put the joint venture back to Schlumberger. The purchase price is subject to a contingent payment by Hanover to Schlumberger based on the realization of certain tax benefits by the Company over the next 15 years.

   In June 2001, we acquired the assets of J&R International for approximately $3,700,000 in cash and 17,598 shares of the Company's common stock valued at approximately $654,000.

   In April 2001, we acquired certain assets of Power Machinery, Inc. for approximately $2,569,000 in cash and 108,625 shares of the Company's common stock valued at approximately $3,853,000.

   In March 2001, we purchased OEC Compression Corporation ("OEC") in an all-stock transaction for approximately $101,849,000, including the assumption and payment of approximately $64,594,000 of OEC indebtedness. We paid an aggregate of approximately 1,145,706 shares of Hanover common stock to stockholders of OEC. The acquisition was accounted for under the purchase method of accounting and is included in our financial statements commencing in April 2001.

   During 2002 and 2001, the Company completed other acquisitions which were not significant either individually or in the aggregate.

   The following table summarizes the estimated values of the assets acquired and liabilities assumed as of the acquisition dates for the OEC and POI acquisitions (in thousands):

                                                      POI        OEC
                                                  August 2001 March 2001
                                                  ----------- ----------
       Current assets............................  $ 80,091    $  4,451
       Property, plant and equipment.............   487,880     114,841
       Intangible assets.........................     8,210          --
       Goodwill..................................    67,476          --
       Investments in non-consolidated affiliates   140,081          --
                                                   --------    --------
       Total assets acquired.....................   783,738     119,292
       Current liabilities.......................   (47,667)     (3,114)
       Other liabilities.........................   (20,978)    (15,531)
       Long-term debt............................        --     (62,057)
                                                   --------    --------
       Total liabilities assumed.................   (68,645)    (80,702)
                                                   --------    --------
       Net assets acquired.......................  $715,093    $ 38,590
                                                   ========    ========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


  Pro Forma Information

   The pro forma information set forth below assumes the Belleli, POI, and OEC acquisitions are accounted for had the purchases occurred at the beginning of 2001. The remaining acquisitions were not considered material for pro forma purposes. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                 Years Ended December 31,
                                                 -----------------------
                                                    2002         2001
                                                 -----------  -----------
                                                 (unaudited)  (unaudited)
       Revenue.................................. $1,108,990   $1,242,216
       Net income (loss)........................   (116,262)      69,260
       Earnings (loss) per common share--basic..      (1.46)        0.88
       Earnings (loss) per common share--diluted      (1.46)        0.84

3.  Discontinued Operations

   During the fourth quarter of 2002, Hanover's Board of Directors approved management's plan to dispose of the Company's non-oilfield power generation projects, which were part of its domestic rental business, and certain used equipment businesses, which were part of the Company's parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses have been reflected as discontinued operations in the Company's Consolidated Statement of Operations for the year ended December 31, 2002 and prior period financial statements have been adjusted to reflect the impact of these discontinued operations. These assets are expected to be sold within one year of December 31, 2002 and the assets and liabilities are reflected as held-for-sale on the Company's Consolidated Balance Sheet.

   During the fourth quarter of 2002, Hanover recognized a pre-tax charge to discontinued operations of approximately $52,282,000 ($36,467,000 after tax) for the estimated loss in fair-value from carrying value expected to be realized at the time of disposal. This amount includes a $19,010,000 pre-tax impairment of goodwill. During the second quarter of 2002, Hanover recognized a pre-tax write-down of $6,000,000 ($3,883,000 after tax) for certain turbines related to the non-oilfield power generation business which has also been reflected as discontinued operations.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


    Summary of operating results of the discontinued operations (in thousands):

                                                                Years Ended December 31,
                                                               ------------------------------
                                                                 2002     2001       2000
                                                               -------  --------   --------
                                                                        Restated   Restated
                                                                        (See Notes 22 and 23)
Revenues and other:
   Domestic rentals........................................... $ 2,870  $    --    $    --
   Parts, service and used equipment..........................  20,197   29,168     15,840
   Equity in income of non-consolidated affiliates............     405       --         --
   Other......................................................      52      569        122
                                                               -------  -------    -------
                                                                23,524   29,737     15,962
                                                               -------  -------    -------
Expenses:
   Domestic rentals...........................................     363       --         --
   Parts, service and used equipment..........................  13,485   14,136      8,336
   Selling, general and administrative........................   8,346    8,808      2,864
   Depreciation and amortization..............................   1,672    1,737        694
   Interest expense...........................................     481        9          6
   Other......................................................   1,309       --         --
                                                               -------  -------    -------
                                                                25,656   24,690     11,900
                                                               -------  -------    -------
Income (loss) from discontinued operations before income taxes  (2,132)   5,047      4,062
Provision for (benefit from) income taxes.....................  (1,257)   2,082      1,553
                                                               -------  -------    -------
Income (loss) from discontinued operations.................... $  (875) $ 2,965    $ 2,509
                                                               =======  =======    =======

   Summary balance sheet data for discontinued operations as of December 31, 2002 (in thousands):

                                                     Non-Oilfield
                                             Used       Power
                                           Equipment  Generation   Total
                                           --------- ------------ -------
      Current assets......................  $20,099    $13,666    $33,765
      Property plant and equipment........      858     28,103     28,961
      Non-current assets..................       --      6,682      6,682
                                            -------    -------    -------
         Assets held for sale.............   20,957     48,451     69,408
                                            -------    -------    -------
      Current liabilities.................       --      3,257      3,257
      Non-current liabilities.............       --     19,002     19,002
                                            -------    -------    -------
         Liabilities held for sale........       --     22,259     22,259
                                            -------    -------    -------
             Net assets held for sale.....  $20,957    $26,192    $47,149
                                            =======    =======    =======

   Goodwill associated with discontinued operations was $21,173,000 at December 31, 2001 net of accumulated amortization of $2,163,000. The goodwill was written off in connection with the write down of these operations to market value during the fourth quarter of 2002. (See Note 9.)

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


4.  Inventory

   Inventory consisted of the following amounts (in thousands):

                                           December 31,
                                         -----------------
                                           2002     2001
                                         -------- --------
                                                  Restated
                      Parts and supplies $114,833 $146,877
                      Work in progress..   37,790   46,091
                      Finished goods....   13,381   22,687
                                         -------- --------
                                         $166,004 $215,655
                                         ======== ========

   During the year ended December 31, 2002, we recorded approximately $13,853,000 in inventory write downs and reserves for parts inventory which was either obsolete, excess or carried at a price above market value. As of December 31, 2002 and 2001, we had inventory reserves of $14,211,000 and $2,101,000, respectively.

5.  Compressor and Production Equipment Fabrication Contracts


   Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

                                                     December 31,
                                                 --------------------
                                                    2002       2001
                                                 ---------  ---------
         Costs incurred on uncompleted contracts $ 234,670  $ 129,952
         Estimated earnings.....................    21,073     25,654
                                                 ---------  ---------
                                                   255,743    155,606
         Less--billings to date.................  (212,968)  (103,659)
                                                 ---------  ---------
                                                 $  42,775  $  51,947
                                                 =========  =========

   The increase in the costs and billings on uncompleted contracts was due to the consolidation of Belleli, when the Company increased its ownership to 51%. (See Note 2.)

   Presented in the accompanying financial statements as follows (in thousands):

                                                                        December 31,
                                                                   ---------------------
                                                                      2002       2001
                                                                   ---------  ----------
Costs and estimated earnings in excess of billings on uncompleted
  contracts....................................................... $  57,346  $   59,099
Billings on uncompleted contracts in excess of costs and estimated
  earnings........................................................   (14,571)     (7,152)
                                                                   ---------  ----------
                                                                   $  42,775  $   51,947
                                                                   =========  ==========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


6.  Property, plant and equipment

   Property, plant and equipment consisted of the following (in thousands):

                                                               December 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
                                                                       Restated
Compression equipment, facilities and other rental assets $1,261,241  $1,171,282
Land and buildings.......................................     86,732      55,570
Transportation and shop equipment........................     75,443      61,848
Other....................................................     31,888      23,848
                                                          ----------  ----------
                                                           1,455,304   1,312,548
Accumulated depreciation.................................   (287,629)   (161,035)
                                                          ----------  ----------
                                                          $1,167,675  $1,151,513
                                                          ==========  ==========

   Depreciation expense was $139,427,000, $73,609,000 and $46,155,000 in 2002,
2001 and 2000, respectively. Depreciation expense for 2002 includes $34,485,000 for the impairment of certain idle units of the Company's compression fleet that are being retired and the acceleration of depreciation of certain plants and facilities expected to be sold or abandoned. Assets under construction of $116,427,000 and $98,538,000 are included in compression equipment, facilities and other rental assets at December 31, 2002 and 2001, respectively. The Company capitalized $2,470,000, $2,750,000 and $1,823,000 of interest related to construction in process during 2002, 2001, and 2000, respectively.

   In August 2001, the Company exercised its purchase option under the 1998 operating lease (see Note 12) for $200,000,000. The depreciable basis of the compressors purchased has been reduced by the deferred gain of approximately $41,993,000 which was recorded at inception of the lease and previously included as an other liability on the Company's Consolidated Balance Sheet.

7.  Intangible and Other Assets

   Intangible and other assets consisted of the following (in thousands):

                                                             December 31,
                                                          -----------------
                                                            2002      2001
                                                          --------  --------
                                                                    Restated
    Deferred debt issuance and leasing transactions costs $ 44,396  $42,183
    Notes receivable.....................................   12,769   25,562
    Intangibles..........................................   25,642    7,210
    Other................................................   12,943   13,619
                                                          --------  -------
                                                            95,750   88,574
    Accumulated amortization.............................  (21,692)  (9,921)
                                                          --------  -------
                                                          $ 74,058  $78,653
                                                          ========  =======

   Amortization of intangible and other assets totaled $11,754,000, $5,113,000 and $1,591,000 in 2002, 2001 and 2000, respectively.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   Certain notes receivable result from an agreement entered into in 2001 to advance funds to a third party in connection with various power generation development projects. Under the agreement, the Company agreed to advance working capital of up to $12,500,000. At December 31, 2001, $7,500,000 was funded under the agreement. The notes bear interest at the prime lending rate that ranged from 5.5% to 8%, are secured by equipment and mature on April 30, 2002. The remaining notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business. During 2002, the Company converted certain of the notes into equity ownership positions in the non-oilfield power generation projects and reclassified certain of these notes to assets held for sale (See Notes 2 and 3) and also recorded a charge in other expense to reserve for certain employee notes. (See
Note 26.)

   See Note 18 for related party notes receivable.

8.  Investments in Non-Consolidated Affiliates

   Investments in affiliates that are not controlled by the Company but where the Company has the ability to exercise significant influence over the operations are accounted for using the equity method. The Company's share of net income or losses of these affiliates is reflected in the Consolidated Statement of Operations as Equity in income of non-consolidated affiliates. The Company's primary equity method investments are comprised of entities that own, fabricate, operate, service and maintain compression and other related facilities. The Company's equity method investments totaled approximately $148,824,000 and $169,222,000 at December 31, 2002 and 2001, respectively.

   The Company's ownership interest and location of each equity investee at December 31, 2002 is as follows:

                                     Ownership
                                     Interest    Location          Type of Business
                                     --------- ------------- ----------------------------
Pigap II............................   30.0%     Venezuela   Gas Compression Plant
El Furrial..........................   33.3%     Venezuela   Gas Compression Plant
Simco/Harwat Consortium.............   35.5%     Venezuela   Gas Compression Plant
Hanover Measurement Services Company
  LP................................   50.2%   United States Monitoring Services
Servi Compressores, CA..............   50.0%     Venezuela   Compression Service Provider
Collicutt Mechanical Services Ltd...   24.1%      Canada     Compression Service Provider

   Summarized balance sheet information for investees accounted for by the equity method follows (on a 100% basis, in thousands):

                                           December 31,
                                         -----------------
                                           2002     2001
                                         -------- --------
                     Current assets..... $165,193 $330,542
                     Non-current assets.  591,283  620,951
                     Current liabilities   98,697  113,255
                     Debt payable.......  173,108  620,884
                     Owners' equity.....  484,671  217,354

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   Summarized earnings information for these entities for the years ended December 31, 2002, 2001 and 2000 follows (on a 100% basis, in thousands):

                                    Years ended December 31,
                                    -------------------------
                                      2002   2001(1)   2000
                                    -------- -------- -------
                   Revenues........ $333,150 $201,581 $86,059
                   Operating income   87,231   46,097  17,290
                   Pretax income...   77,121   25,417  10,500

--------
(1) Amounts for the joint ventures acquired in connection with the POI business acquisition are included from September 1, 2001.

   The most significant investments are the joint ventures (Pigap II, El Furrial and Simco/Harwat) acquired in connection with the POI acquisition completed in August 2001. At December 31, 2002 and 2001, these ventures account for approximately $141,008,000 and $152,443,000 of the equity investments, respectively, and generated equity in earnings for 2002 and 2001 of approximately $21,680,000 and $8,053,000. See Note 24 for subsequent event regarding the Company's interest in the PIGAP II joint venture. In connection with its investment in El Furrial and Simco/Harwat, the Company guaranteed its portion of the debt in the joint venture related to these projects. At December 31, 2002 the Company has guaranteed approximately $43,512,000 and $13,188,000, respectively, of the debt which is on these joint venture books. These amounts are not recorded on the Company's books.

   The financial data for 2000 includes the Company's 20% interest in Meter Acquisition Company LP and its 60% interest in Hanover/Enron Venezuela Ltd. The Company sold Meter Acquisition Company LP in 2001 for cash of approximately $3,143,000. The Company purchased the remaining 40% interest in Hanover/Enron Venezuela Ltd. during 2001 for $3,050,000.

   The financial data for 2001 includes Belleli, a fabrication company based in Italy. Effective January 2001, the Company agreed to provide certain facilitation services to Belleli and provide Belleli with project financing including necessary guarantees, bonding capacity and other collateral on an individual project basis. Under the arrangement, Belleli was required to present each project to the Company which could be approved at the Company's sole discretion. The Company received $1,723,000 from Belleli in 2001 for its facilitation services. Under a separate agreement with Belleli, the Company has issued letters of credit on Belleli's behalf totaling approximately $16,736,000 at December 31, 2002. In November 2002, the Company acquired an additional interest in Belleli bringing the total ownership to 51%. The increase in ownership requires that the Company record its investment in Belleli using the consolidation method of accounting rather than equity method accounting. The results of Belleli's operations subsequent to the acquisition of the controlling interest, and the assets and liabilities of Belleli as of December 31, 2002, have been consolidated in the financial statements of the Company. (See Note 2.)

   During 2000, Collicutt Hanover Services Ltd. ("Collicutt") sold additional shares that reduced the Company's ownership percentage to approximately 24%, accordingly, a change in interest gain of $864,000 was recorded in the Consolidated Statement of Operations. In 2002, due to permanent decline in the market value of its investment in Collicut, the Company recorded to Other expense an impairment of $5,000,000.

   In the normal course of business, Hanover engages in purchase and sale transactions with Collicut Hanover Services Ltd., which is owned 24% by Hanover. During the period ended December 31, 2002 and 2001, Hanover

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

had sales to this related party of $943,000 and $2,579,000, respectively; and purchases of $19,633,000 and $19,197,000, respectively. At December 31, 2002, Hanover had a net payable to this related party of $111,700.

   In the normal course of business, Hanover engages in purchase and sale transactions with Servi-Compressores, which is owned 50% by Hanover. During the period ended December 31, 2002 and 2001, Hanover had sales to this related party of $406,000 and $849,000, respectively and made purchases of $1,859,000 during 2001. At December 31, 2001, Hanover had a net receivable from this related party of $464,000.

   The Company also holds interests in companies in which it does not exercise significant influence over the operations. These investments are accounted for using the cost method. Cost method investments totaled approximately $1,865,000 and $9,106,000 at December 31, 2002 and 2001, respectively. During 2002, the Company determined that certain of its cost method investments were permanently impaired and therefore recorded in Other expense impairment charges amounting to $7,100,000.

   In May 2000, the Company acquired common stock of Aurion Technologies, Inc. ("Aurion"), a technology company formed to develop remote monitoring and data collection services for the compression industry, for $2,511,000 in cash. In 2001, the Company purchased additional shares for approximately $1,250,000, advanced $2,700,000 to Aurion and had an accounts receivable of $1,103,000. Aurion filed for bankruptcy protection in March 2002, and accordingly, the Company recorded in Other expense approximately $5,013,000 during the year ended December 31, 2001 to impair its investment and the unrecoverable amount of the advances. During 2002, the Company recorded an additional charge related to Aurion of $3,850,000.

9.  Goodwill

   In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill will be reviewed for impairment annually or whenever events indicate impairment may have occurred. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. SFAS 142 was effective for Hanover on January 1, 2002. The adoption of SFAS 142 has had an impact on future financial statements, due to the discontinuation of goodwill amortization expense.

   The transition provisions of SFAS 142 required the Company to identify its reporting units and perform an initial impairment assessment of the goodwill attributable to each reporting unit as of January 1, 2002. The Company performed its initial impairment assessment and determined that the Company's reporting units are the same as its business segments and that no impairment existed as of January 1, 2002. However, due to a downturn in its business and changes in the business environment in which the Company operates, the Company completed an additional impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, the Company recorded an estimated $47,500,000 impairment of goodwill attributable to our production and processing equipment fabrication business unit. The second step of goodwill impairment test required the Company allocate the fair value of the reporting unit to the production and processing equipment businesses' assets. The Company performed the second step of the goodwill impairment test in the third quarter of 2002 and determined that no adjustment to the impairment, recorded in the second quarter, was required. The fair value of reporting units was estimated using a combination of the expected present value of future cash flows and the market approach. In the fourth quarter of 2002, the Company recorded a $4,603,000 goodwill impairment related to our pump division which we expect to sell in 2003.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   The table below presents the change in the net carrying amount of goodwill for the year ended December 31, 2002 (in thousands):

                                                                  Goodwill
                                                     Purchase   Written Off
                                                    Adjustment   Related to
                          December 31,               and Other  Discontinued  Goodwill  December 31,
                              2001     Acquisitions Adjustments  Operations  Impairment     2002
                          ------------ ------------ ----------- ------------ ---------- ------------
Domestic rentals.........   $ 89,696      $   --      $4,959      $     --    $     --    $ 94,655
International rentals....     33,984          --         675            --          --      34,659
Parts, service and used
  equipment..............     51,822          --        (121)      (19,010)         --      32,691
Compressor and accessory
  fabrication............     19,176          --          --            --      (4,603)     14,573
Production and processing
  equipment..............     47,500       3,941          --            --     (47,500)      3,941
                            --------      ------      ------      --------    --------    --------
   Total.................   $242,178      $3,941      $5,513      $(19,010)   $(52,103)   $180,519
                            ========      ======      ======      ========    ========    ========

   Hanover's adjusted net income and earnings per share, adjusted to exclude goodwill amortization expense, for the twelve months ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                                     2001     2000
                                                   -------- --------
                                                   Restated Restated
           Net income............................. $72,413  $49,639
           Goodwill amortization, net of tax......   8,846    4,280
                                                   -------  -------
           Adjusted net income.................... $81,259  $53,919
                                                   =======  =======
           Basic earnings per share, as reported.. $  1.00  $  0.80
           Goodwill amortization, net of tax......    0.12     0.07
                                                   -------  -------
           Adjusted basic earnings per share...... $  1.12  $  0.87
                                                   =======  =======
           Diluted earnings per share, as reported $  0.94  $  0.75
           Goodwill amortization, net of tax......    0.11     0.06
                                                   -------  -------
           Adjusted diluted earnings per share.... $  1.05  $  0.81
                                                   =======  =======


10.  Accrued Liabilities

   Accrued liabilities are comprised of the following (in thousands):

                                                            December 31,
                                                          -----------------
                                                            2002     2001
                                                          -------- --------
    Accrued salaries, bonuses and other employee benefits $ 21,024 $ 14,843
    Accrued income and other taxes.......................   24,095   15,536
    Accrued leasing expense..............................   23,465   21,990
    Additional purchase price for DR (Note 2)............       --    1,798
    Additional purchase price for POI (Note 2)...........   60,740   58,000
    Accrued other........................................   60,315   42,941
                                                          -------- --------
                                                          $189,639 $155,108
                                                          ======== ========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   In December 2002, the Company announced a plan to consolidate certain of its manufacturing facilities and to terminate approximately 500 employees worldwide during 2003. In connection with the planned severance, the Company recorded an expense to selling, general and administrative expenses for $2,720,000 for estimated termination benefits and the amount is included in accrued other liabilities. As of December 31, 2002, no amounts had been paid out for the planned severance.

11.  Debt

   Debt consisted of the following (in thousands):

                                                                                       December 31,
                                                                                    ------------------
                                                                                      2002      2001
                                                                                    --------  --------
Bank credit facility............................................................... $156,500  $157,000
4.75% convertible senior notes due 2008............................................  192,000   192,000
Schlumberger note, interest at 12.5%...............................................  167,096   150,000
Real estate mortgage, interest at 3.7%, collateralized by certain land and
  buildings, payable through September 2004........................................    3,250     3,583
Belleli--factored receivables......................................................   15,970        --
Belleli--revolving credit facility.................................................   11,964        --
Other, interest at various rates, collateralized by equipment and other assets, net
  of unamortized discount..........................................................    8,164     7,230
                                                                                    --------  --------
                                                                                     554,944   509,813
Less--current maturities...........................................................  (33,741)   (5,553)
                                                                                    --------  --------
Long-term debt..................................................................... $521,203  $504,260
                                                                                    ========  ========

   The Company's bank credit facility as amended and restated to date provides for a $350,000,000 revolving credit facility that matures on November 30, 2004. Advances bear interest at (a) the greater of the administrative agent's prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (3.2% and 3.9% weighted average interest rate at December 31, 2002 and 2001, respectively). A commitment fee based upon a percentage of the average available commitment is payable quarterly to the lenders participating in the facility. The fee ranges from 0.25% to 0.50% per annum and fluctuates with our consolidated leverage ratio. In addition to the drawn balance on the bank credit facility, as of December 31, 2002, we had $52,895,000 in letters of credit outstanding under the Company's bank credit facility. The credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. Giving effect to the covenant limitations in the Company's bank credit agreement, as amended to date, the availability under the bank credit facility at December 31, 2002 was approximately $120,000,000. The credit facility also limits the payment of cash dividends on the Company's common stock to 25% of net income for the period from December 2001 through November 30, 2004. In addition, the Company had $3,775,000 in letters of credit outstanding under other letters of credit facilities.

   In February 2003, the Company executed an amendment to its bank credit facility and the compression equipment leases that we entered into in 1999 and 2000. The amendment, which was effective December 31, 2002, modifies certain financial covenants to allow the Company greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment would increase the commitment fee under the bank credit facility by 0.125% and increase the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in the Company's interest cost as a result of the amendment will depend on our consolidated leverage ratio at the end of each quarter, the

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and pledged 66% of the equity interest in certain of Hanover's foreign subsidiaries. In consideration for obtaining the amendment, we agreed to pay approximately $1.8 million to the lenders under these agreements. We also agreed to a restriction on our capital expenditures during 2003, which under the agreement cannot exceed $200,000,000.

   In March 2001, the Company issued $192,000,000 principal amount of 4.75% convertible senior notes due 2008 (see Note 15).

   In connection with the POI Acquisition on August 31, 2001, the Company issued a $150,000,000 subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the note accrues and is payable-in-kind at the rate of 8.5% annually for the first six months after issuance and periodically increases in increments of 1% to 2% per annum to a maximum interest rate 42 months after issuance of 15.5%. In the event of an event of default under the note, interest will accrue at a rate of 2% above the then applicable rate. The note is subordinated to all of the Company's indebtedness other than indebtedness to fund future acquisitions. In the event that the Company completes an offering of equity securities, the Company is required to apply the proceeds of the offering to repay amounts outstanding under the note as long as no default exists or would exist under our other indebtedness as a result of such payment.

   In November 2002, the Company increased its ownership in Bellel to 51%. (See
Note 2). Belleli has financed its growth through the factoring of its receivables. Such factoring is typically short term in nature and at December 31, 2002 bore interest at a weighted average rate of 3.3%. In addition, Belleli has revolving credit facilities of $11,964,000 at December 31, 2002 at a weighted average rate of 3.0% which expire in 2003 and are secured by letters of credit issued by Hanover of $6,717,000.

   Maturities of long-term debt at December 31, 2002 are (in thousands):
2003--$33,741; 2004--$160,194; 2005--$167,734; 2006--$549; 2007--$186; and
$192,540 thereafter.

12.  Leasing Transactions

   The Company has entered into five transactions involving the sale of equipment by Hanover and its subsidiaries to special purpose entities, which in turn lease the equipment back to us. At the time, these transactions had a number of advantages over other sources of capital then available to the Company. The sale and leaseback transactions (1) enabled Hanover to affordably extend the duration of its financing arrangements, (2) reduced Hanover's cost of capital and (3) provided access to a source of capital other than traditional bank financing.

   Prior to the first sale and leaseback transaction in 1998, the Company financed growth in compression assets by drawing down on our bank credit facility with a commercial bank. While highly flexible and well priced, the line of credit represented a short term funding strategy to finance long-term assets. Sale and leaseback transactions can reduce refinancing risk by extending the duration of our capital commitments.

   Sale and leaseback transactions also provided capital to the Company at a lower cost compared to other sources then available to us. Lenders to the special purpose entities do not require as high a rate of interest because their capital risk is mitigated by a perfected, first priority security interest in the compression equipment, as well as a residual value guarantee provided by us. This had the effect of reducing our leasing expense relative

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

to an unsecured borrowing rate. The Company will continue to evaluate sale-leaseback transactions as well as consider other forms of financing for cost effectiveness as future capital needs arise.

   The Company believes that the sale and leaseback transactions represent a source of capital in addition to the commercial bank financing traditionally utilized by the Company. This diversification of the Company's capital sources has broadened its access to capital to allow it to expand operations.

   In August 2001 and in connection with the POI Acquisition, we completed two sale and leaseback transactions involving certain compression equipment. Concurrent with these transactions, we exercised our purchase option under our July 1998 operating lease for $200,000,000. Under one transaction, we received $309,300,000 proceeds from the sale of compression equipment. Under the second transaction, we received $257,750,000 from the sale of additional compression equipment. Both transactions are recorded as a sale and leaseback of the equipment and are recorded as operating leases. Under the first transaction, the equipment was sold and leased back by us for a seven year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $12,750,000 in addition to quarterly rental payments of approximately $215,000. Under the second transaction, the equipment was sold and leased back by us for a ten year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10,938,000 in addition to quarterly rental payments of approximately $188,000. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. Through December 31, 2002, we incurred transaction costs of approximately $18,607,000 related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

   In October 2000, we completed a $172,589,000 sale and leaseback of compression equipment. In March 2000, we entered into a separate $200,000,000 sale and leaseback of compression equipment. Under the March agreement, we received proceeds of $100,000,000 from the sale of compression equipment at the first closing in March 2000 and in August 2000, we completed the second half of the equipment lease and received an additional $100,000,000 for the sale of additional compression equipment. In June 1999 and in July 1998, we completed two other separate $200,000,000 sale and leaseback transactions of compression equipment. Under the lease agreements, the equipment was sold and leased back by us for a five year term and will be utilized by us in the normal course of our business. We have options to repurchase the equipment under the 2000 and 1999 leases as defined under certain conditions by the lease agreements. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7,470,000 in transactions costs for the leases entered into in 2000 and 1999 which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   The following table summarizes the proceeds, net book value of equipment sold, deferred gain on equipment sale, the residual guarantee (maximum exposure to loss) and the lease termination date for equipment leases (in thousands of dollars):

                                                   Residual
                          Sale   Net Book Deferred   Value   Lease Termination
          Lease         Proceeds  Value     Gain   Guarantee       Date
          -----         -------- -------- -------- --------- -----------------
  June 1999............ $200,000 $166,356 $33,644  $166,000   June 2004
  March and August 2000  200,000  166,922  33,078   166,000   March 2005
  October 2000.........  172,589  155,692  16,897   142,299   October 2005
  August 2001..........  309,300  306,034   3,266   232,000   September 2008
  August 2001..........  257,750  235,877  21,873   175,000   September 2011

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

   As a result of the lease transactions, we incurred approximately $94,751,000, $70,435,000, and $45,484,000 in lease expense for the years ended
December 31, 2002, 2001 and 2000, respectively. The following future minimum lease payments are due under the leasing arrangements exclusive of any final rent payments or purchase option payments (in thousands): 2003--$83,703; 2004--$76,418; 2005--$62,332; 2006--$48,987; 2007--$48,987; and $100,537
thereafter.

   In connection with the compression equipment leases entered into in August 2001, the Company was obligated to prepare registration statements and complete an exchange offering to enable the holders of the notes issued by the lessors to exchange their notes with notes which are registered under the Securities
Act of 1933. Because of the restatement of our financial statements, the exchange offering was not completed pursuant to the time line required by the agreements, the Company was required to pay additional lease expense in the amount equal to $105,600 per week until the exchange offering was completed.
The additional lease expense began accruing on January 28, 2002 and increased the Company's lease expense by $5,067,000 during 2002. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.

   In February 2003, we executed an amendment to our bank credit facility and the compression equipment leases entered into in 1999 and 2000. (See Note 11.)

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


13.  Income Taxes

   The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

                                Years ended December 31,
                              ----------------------------
                                 2002      2001     2000
                              ---------  -------- --------
                                         Restated Restated
                     Domestic $(115,733) $ 62,128 $54,684
                     Foreign.    23,314    49,872  20,264
                              ---------  -------- -------
                              $ (92,419) $112,000 $74,948
                              =========  ======== =======

   The provision for (benefit from) income taxes from continuing operations consisted of the following (in thousands):

                                                   Years ended December 31,
                                                  --------------------------
                                                    2002      2001     2000
                                                  --------  -------- --------
                                                            Restated Restated
  Current tax provision (benefit):
     Federal..................................... $ (9,551) $ 1,136  $ 2,048
     State.......................................     (227)     560      449
     Foreign.....................................   11,243   10,474   (2,561)
                                                  --------  -------  -------
         Total current...........................    1,465   12,170      (64)
                                                  --------  -------  -------
  Deferred tax provision (benefit):
     Federal.....................................  (10,738)  25,085   16,284
     State.......................................
     Foreign.....................................   (8,303)   5,133   11,598
                                                  --------  -------  -------
         Total deferred..........................  (19,041)  30,218   27,882
                                                  --------  -------  -------
  Total provision for (benefit from) income taxes $(17,576) $42,388  $27,818
                                                  ========  =======  =======

   The provision for (benefit from) income taxes for 2002, 2001 and 2000 resulted in effective tax rates of 19.0%, 37.8% and 37.1%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                                                  Years ended December 31,
                                                                 --------------------------
                                                                   2002      2001     2000
                                                                 --------  -------- --------
                                                                           Restated Restated
Federal income tax at statutory rate............................ $(32,347) $39,200  $26,231
State income taxes, net of federal benefit......................     (148)     364      291
Foreign effective rate/U.S. rate differential (including foreign
  valuation allowances).........................................   (8,020)  (2,775)     (64)
U.S. impact of foreign operations, net of federal benefit.......    7,894    3,458    1,305
Nondeductible goodwill..........................................   10,117    1,118      875
U.S. valuation allowance........................................    2,609       --       --
Other, net......................................................    2,319    1,023     (820)
                                                                 --------  -------  -------
                                                                 $(17,576) $42,388  $27,818
                                                                 ========  =======  =======

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                         December 31,
                                                     --------------------
                                                        2002       2001
                                                     ---------  ---------
                                                                 Restated
     Deferred tax assets:
        Net operating losses........................ $ 157,928  $  64,787
        Investment in joint ventures................    11,208         --
        Inventory...................................     7,097      3,039
        Alternative minimum tax credit carryforward.     5,351     15,152
        Derivative instruments......................     9,656      6,452
        Accrued liabilities.........................    13,478      3,980
        Intangibles.................................    15,297        316
        Other.......................................     9,003      9,387
                                                     ---------  ---------
     Gross deferred tax assets......................   229,018    103,113
        Valuation allowance.........................   (23,371)        --
                                                     ---------  ---------
                                                       205,647    103,113
                                                     ---------  ---------
     Deferred tax liabilities:
        Property, plant and equipment...............  (313,483)  (263,108)
        Other.......................................    (4,636)    (5,497)
                                                     ---------  ---------
     Gross deferred tax liabilities.................  (318,119)  (268,605)
                                                     ---------  ---------
                                                     $(112,472) $(165,492)
                                                     =========  =========

   The Company has U.S. net operating loss carryforwards at December 31, 2002 of approximately $381,000,000 expiring in 2006 to 2022. At December 2002, the Company has an alternative minimum tax credit carryforward of approximately $5,351,000 that does not expire. At December 31, 2002, the Company has approximately $70,200,000 of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, approximately $1,400,000 have no expiration date, and the remaining $68,800,000 will expire in future years through 2011. A valuation allowance has been provided, primarily for net operating loss carryforwards that are not expected to be utilized. The valuation allowance increased by $20,762,000 due to current year losses in non-U.S. tax jurisdictions with short net operating loss carryforward periods, including Argentina and Venezuela.

   In 2001, the Company recorded approximately $35,212,000 of additional deferred income tax liability resulting from the 2001 acquisition transactions. (See Note 2.)

   The Company has not recorded a deferred income tax liability for additional income taxes that would result from the distribution of earnings of its foreign subsidiaries if they were actually repatriated. The Company intends to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.

14.  Mandatorily Redeemable Convertible Preferred Securities

   In December 1999, the Company issued $86,250,000 of unsecured Mandatorily Redeemable Convertible Preferred Securities (the "Convertible Preferred Securities") through Hanover Compressor Capital Trust, a Delaware business trust and wholly-owned finance subsidiary of the Company. The Convertible Preferred Securities have a liquidation amount of $50 per unit. The Convertible Preferred Securities mature in 30 years but

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

the Company may redeem them partially or in total any time on or after December 20, 2002. The Convertible Preferred Securities also provide for annual cash distributions at the rate of 7.25%, payable quarterly in arrears; however, payments may be deferred up to 20 quarters subject to certain restrictions. The Company recorded approximately $6,253,000, during 2002, 2001 and 2000, for distributions related to Convertible Preferred Securities. Each Convertible Preferred Security is convertible into 2.7972 shares of Hanover common stock, subject to certain conditions. The Company has fully and unconditionally guaranteed the Convertible Preferred Securities. The Company incurred approximately $3,587,000 in transaction costs that are included in other assets, and recorded $121,000, $120,000 and $116,000 of amortization for December 31, 2002, 2001 and 2000, respectively. The transaction costs are being amortized over the term of the Convertible Preferred Securities. The fair value of the Convertible Preferred Securities is approximately $62,963,000 at December 31, 2002.

15.  Common Stockholders' Equity

  Convertible Senior Notes Offering

   In March 2001, the Company issued $192,000,000 principal amount of 4.75% convertible senior notes due 2008. The notes mature on March 15, 2008 and are subject to call beginning on March 15, 2004. The notes are convertible into shares of the Company's common stock at a conversion price of approximately $43.94 per share. In addition, the Company may decrease the conversion price by any amount for any period of time, subject to approval by the Board of Directors and within the terms of the indenture. The Company received approximately $185,537,000 of proceeds from the sale, net of underwriting and offering costs. The fair value of the convertible senior notes is approximately $153,696,000 at December 31, 2002.

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

  Notes Receivable-Employee Stockholders

   Under various stock purchase plans, the Company's employees were eligible to purchase shares of Hanover stock at fair market value in exchange for cash and/or notes receivable. The notes are collateralized by the common stock and the general credit of the employee, bear interest at a prime rate, and are generally payable on demand or at the end of a four-year period. The notes were recorded as a reduction of common stockholders' equity. Due to the decline in the price of the Company's stock which secured a portion of the notes, during 2002, the Company recorded a reserve for these notes receivable.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


  Other

   As of December 31, 2002, warrants to purchase approximately 4,000 shares of common stock at $.005 per share were outstanding. The warrants expire in August 2005.

   See Note 2 for a description of other common stock transactions.

16.  Stock Options

   The Company has employee stock option plans that provide for the granting of options to purchase common shares. The options are generally issued with an exercise price equal to the fair market value on the date of grant and are exercisable over a ten-year period. Options granted typically vest over a three to four year period. No compensation expense related to stock options was recorded in 2002, 2001 and 2000. On December 31, 2002, there were 264,400 shares available for future grants under the Company's stockholder approved stock option plans.

   In April 2002, the Company granted 151,048 restricted shares of our common stock to certain employees as part of an incentive compensation plan. The restricted stock grants vest equally over four years. As of December 31, 2002, 142,630 restricted shares were outstanding under the plan. We will recognize compensation expense equal to the fair value of the stock at the date of grant over the vesting period related to these grants. During 2002, we recognized $423,000 in compensation expense related to these grants.

   In June 2000, the Company purchased APSI, which had existing stock option programs in place. The Company converted the outstanding APSI stock options into the Company's stock options as of the purchase date at a conversion ratio equal to the exchange ratio under the merger agreement. As a result, 127,813 options were converted at a weighted-average per share exercise price of approximately $12.88. Approximately 60,307 of the options vested on the date of closing of the APSI acquisition with the remaining options vesting at varying dates through 2003.

   The following is a summary of stock option activity for the years ended December 31, 2002, 2001 and 2000:

                                                          Weighted average
                                                Shares    price per share
                                              ----------  ----------------
      Options outstanding, December 31, 1999.  8,797,004       $ 6.24
         Options granted.....................         --           --
         APSI acquisition....................    127,813        12.88
         Options canceled....................    (11,562)        9.78
         Options exercised...................   (994,572)        3.68
                                              ----------
      Options outstanding, December 31, 2000.  7,918,683         6.63
         Options granted.....................     43,575        25.00
         Options canceled....................    (47,622)       12.48
         Options exercised...................   (250,161)        9.12
                                              ----------
      Options outstanding, December 31, 2001.  7,664,475         6.62
         Options granted.....................  1,497,706        13.35
         Options canceled....................   (261,323)       10.29
         Options exercised................... (1,422,850)        4.69
                                              ----------
      Options outstanding, December 31, 2002.  7,478,008         8.21
                                              ==========

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2002:

                                 Options outstanding      Options exercisable
                             ---------------------------- ------------------
                                       Weighted
                                        average  Weighted            Weighted
                                       remaining average             average
                                        life in  exercise            exercise
    Range of exercise prices  Shares     years    price    Shares     price
    ------------------------ --------- --------- -------- ---------  --------
          $0.00-2.50........ 2,086,918    2.4     $ 2.25  2,086,918   $ 2.25
          $2.51-5.00........   506,387     .8       2.94    506,387     2.94
          $5.01-7.50........   142,724    3.2       5.84    142,724     5.84
          $7.51-10.00....... 3,192,051    5.0       9.77  2,741,051     9.75
          $10.01-12.50......   296,213    6.5      12.17    250,713    12.50
          $12.51-15.00......   970,005    8.6      14.51    118,723    14.50
          $15.01-17.50......   175,000    9.3      17.29         --       --
          $17.51-20.00......    14,000    9.3      18.43         --       --
          $20.01-22.50......    30,145    2.2      20.09         --       --
          $22.51-25.00......    64,565    8.6      25.00      6,911    25.00
                             ---------                    ---------
                             7,478,008                    5,853,427
                             =========                    =========

   The weighted-average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $13.35 and $25.00 per option during 2002 and 2001, respectively.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company did not grant any stock options in 2000. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                      2002     2001   2000
                                    -------  -------  ----
                     Expected life. 6 years  6 years  N/A
                     Interest rate.     4.4%     4.0% N/A
                     Volatility....    39.3%    35.4% N/A
                     Dividend yield       0%       0% N/A

   See Note 1 for stock based compensation proforma impact on net income.

17.  Benefit Plans

   The Company's 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. The Company recorded matching contributions of $1,472,000, $1,062,000, and $594,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


18.  Related Party and Certain Other Transactions

Transactions with GKH Entities

   The Company and GKH Partners, L.P. ("GKH") are parties to a stockholders agreement that provides, among other things, for GKH Investments, L.P.'s rights of visitation and inspection and the Company's obligation to provide Rule 144A information to prospective transferees of the Common Stock.

   GKH and other stockholders (collectively, the "Holders") who, as of December 31, 2002, together beneficially own approximately 11% of the outstanding Common Stock, are, together with the Company, parties to a Third Amended Registration Rights Agreement dated December 5, 1995 (the "GKH Rights Agreement"). The GKH Rights Agreement generally provides that if the Company proposes to register shares of its capital stock or any other securities under the Securities Act of 1933, then upon the request of those Holders owning in the aggregate at least 2.5% of the Common Stock (the "Registrable Securities") then held by all of the Holders, the Company will use its reasonable best efforts to cause the Registrable Securities so requested by the Holders to be included in the applicable registration statement, subject to underwriters' cutbacks. The Company is required to pay all registration expenses in connection with registrations of Registrable Securities effected pursuant to the GKH Rights Agreement.

   William S. Goldberg, who was at the time a Managing Director of GKH Partners, acted as Chief Financial Officer of the Company during 2001 and into 2002 and served as Vice Chairman of the Board beginning in February 2002. Mr. Goldberg resigned as Chief Financial Officer in February 2002 and resigned as Vice Chairman of the Board and as a member of the Board in August 2002. Mr. Goldberg did not receive cash remuneration from the Company. The Company did reimburse GKH Partners for certain travel and related expenses incurred by Mr. Goldberg in connection with his efforts on the Company's behalf.

   GKH has advised the Company that it is in the process of dissolving and "winding up" its affairs. On November 12, 2002, GKH informed the Company that GKH has advised its limited partners that it is extending the wind-up process of the partnership for an additional twelve months from January 25, 2003 until January 25, 2004. On December 3, 2002, GKH, as nominee for GKH Private Limited, and GKH Investments, L.P. made a partial distribution of 10,000,000 shares out of a total of 18,274,795 shares held by GKH to its limited and general partners. As part of the wind-up process, GKH may liquidate or distribute substantially all of its assets, including the remaining shares of the Common Stock owned by GKH, to its partners.

   In August 2001, Hanover paid a $4,650,000 fee to GKH as payment for services rendered in connection with Hanover's acquisition of POI and related assets. Pursuant to an agreement with GKH which provides for compensation to GKH for services, Hanover paid a management fee of $45,000 per month from November 2001 until terminated February 2002.

   Hanover leases certain compression equipment to an affiliate of Cockrell Oil and Gas, LP, which was owned 50% by GKH until January 2001. The lease is on a month-to-month basis. For the years ended 2001 and 2000, approximately $76,000 and $228,540 respectively, was billed under the lease.

Transactions with Schlumberger Entities

   In August 2001, the Company purchased Production Operators Corporation and related assets (the "POI Acquisition") from the Schlumberger Companies (as defined below). Schlumberger Limited (Schlumberger Limited and the Schlumberger Companies, collectively are referred to as "Schlumberger") owns, directly or

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

indirectly, all of the equity of the Schlumberger Companies. Pursuant to the Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001 (the "Schlumberger Rights Agreement"), between Schlumberger Technology Company, Camco International Inc., Schlumberger Surenco, S.A., Schlumberger Oilfield Holdings Limited, Operational Services, Inc. (collectively, the "Schlumberger Companies") and Hanover, Hanover granted to each of the Schlumberger Companies certain registration rights in connection with shares of the Common Stock received by the Schlumberger Companies as consideration in the POI acquisition (the "Hanover Stock"). The registration rights granted to the Schlumberger Companies include (i) the right, subject to certain restrictions, to register the Hanover Stock in any registration of securities initiated by Hanover within the period of time beginning on the third anniversary of the date of the Schlumberger Rights Agreement and ending on the tenth anniversary of the date of the Schlumberger Rights Agreement (such period of time, the "Registration Period"), and (ii) the right, subject to certain restrictions, to demand up to five registrations of the Hanover Stock within the Registration Period. Hanover is required to pay all registration expenses in connection with registrations of Hanover Stock pursuant to the Schlumberger Rights Agreement. For a period of three years from the date of the Schlumberger Rights Agreement, the Schlumberger Companies are prohibited from, directly or indirectly, selling or contracting to sell any of the Hanover Stock. The Schlumberger Rights Agreement also provides that none of the Schlumberger Companies shall, without Hanover's written consent, (i) acquire or propose to acquire, directly or indirectly, greater than twenty-five percent (25%) of the shares of Hanover common stock, (ii) make any public announcement with respect to, or submit a proposal for, any extraordinary transaction involving Hanover, (iii) form or join in any group with respect to the matters set forth in (i) above, or (iv) enter into discussions or arrangements with any third party with respect to the matters set forth in (i) above.

   Schlumberger has the right under the POI purchase agreement, so long as Schlumberger owns at least 5% of the Common Stock and subject to certain restrictions, to nominate one representative to sit on our Board of Directors. In August 2001, Schlumberger designated Mr. Rene Huck, a Vice President of Schlumberger Ltd., as a nominee to serve on our Board of Directors. Schlumberger has advised the Company that it will not designate a nominee for 2003 and thus Mr. Huck will not stand for re-election. For the years ended December 31, 2002, 2001 and 2000, Hanover generated revenues of approximately $6,034,000, $1,379,000 and $918,000 in business dealings with Schlumberger. In addition, Hanover made purchases of equipment and services of approximately $7,599,000 from Schlumberger during 2002.

   As part of the purchase agreement entered into with respect to the POI Acquisition, the Company was required to make a payment of up to $58,000,000 plus interest from the proceeds of and due upon the completion of a financing of PIGAP II, a South American joint venture acquired by Hanover from Schlumberger. (See Note 8.) Because the joint venture failed to execute the financing on or before December 31, 2002, the Company had the right to put its interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by the Company to the joint venture. In January 2003, the Company exercised its right to put its interest in the joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. The consummation of the transfer of the Company's interest in the joint venture back to Schlumberger is subject to receipt of necessary consents. Hanover is currently in discussions with Schlumberger to explore the possibility of entering into a new agreement under which Hanover would retain the 30% ownership interest in the joint venture. In light of the ongoing discussions between Hanover and Schlumberger relating to the put, the parties agreed to postpone the closing date of the transfer to no later than May 31, 2003.

   In connection with the POI Acquisition, the Company issued a $150,000,000 subordinated acquisition note to Schlumberger, which matures December 15, 2005. Interest on the subordinated acquisition note accrues and is payable-in-kind at the rate of 8.5% annually for the first six months after issuance and periodically increases in

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

increments of 1% to 2% per annum to a maximum interest rate 42 months after issuance of 15.5%. In the event of an event of default under the subordinated acquisition note, interest will accrue at a rate of 2% above the then applicable rate. The subordinated acquisition note is subordinated to all of the Company's indebtedness other than certain indebtedness to fund future acquisitions. In the event that the Company completes an offering of equity securities, the Company is required to apply the proceeds of the offering to repay amounts outstanding under the subordinated acquisition note as long as no default exists or would exist under the Company's other indebtedness as a result of such payment.

   In August 2001, the Company entered into a five-year strategic alliance with Schlumberger intended to result in the active support of Schlumberger in fulfilling certain of our business objectives. The principal components of the strategic alliance include (1) establishing the Company as Schlumberger's most favored supplier of compression, natural gas treatment and gas processing equipment worldwide, (2) Schlumberger's coordination and cooperation in further developing the Company's international business by placing Hanover personnel in Schlumberger's offices in six top international markets and (3) providing the Company with access to consulting advice and technical assistance in enhancing its field automation capabilities.

Other Related Party Transactions

   In January 2002, Hanover advanced cash of $100,000 to Robert O. Pierce, Senior Vice President - Manufacturing and Procurement, in return for a promissory note. The note bore interest at 4.0%, matured on September 30, 2002, and was unsecured. On September 18, 2002, the Board of Directors approved the purchase of 30,054 shares of Hanover common stock from Mr. Pierce at $9.60 per share for a total of $288,500. The price per share was determined by reference to the closing price quoted on the New York Stock Exchange on September 18, 2002. The Board of Directors determined to purchase the shares from Mr. Pierce because it was necessary for him to sell shares to repay his loan with the Company as well as another outstanding loan. The loans matured during a blackout period under our insider trading policy and therefore Mr. Pierce could not sell shares of Hanover stock in the open market to repay the loans. Mr. Pierce's loan from the Company was repaid in full in September 2002.

   During 2001, the Company sold equipment totaling approximately $12,004,000 to an affiliate of Enron Capital and Trade Resources Corp. During 2001, the Company learned that Enron had sold its investment in the Company's stock and thus is no longer a related party to the Company.

   In exchange for notes, Hanover has loaned approximately $8,922,000 to employees, some of who were subject to margin calls, which together with accrued interest were outstanding as of December 31, 2002. In December 2002, Hanover's Board of Directors eliminated the practice of extending loans to employees and executive officers and there are no loans outstanding with any current executive officer of the Company. Due to the decline in Hanover's stock price and other collectibility concerns, the Company has recorded a charge in other expense to reserve $6,021,000 for non-executive officer loans.

   Ted Collins, Jr., a Director of the Company owns 100% of Azalea Partners, which in turn owns 13% of Energy Transfer Group, LLC ("ETG"). The Company owns a 10% interest in ETG and ETG owns a 1% interest in Energy Transfer Hanover Ventures, LP, ("Energy Ventures") a subsidiary of the Company. The Company advanced working capital to ETG in 2002, for certain costs incurred by ETG for the performance of services relating to Energy Ventures' power generation business. During the fiscal year ended December 31, 2002, the largest aggregate amount advanced under this arrangement was $400,000. The advances do not bear interest. At December 31, 2002, the Company had $400,000 in advances outstanding to ETG. In 2002, ETG billed the Company $1,899,000 for services rendered to reimburse ETG for expenses incurred on behalf of Energy Ventures during the year. In 2002, the Company recorded sales of approximately $470,000 related to equipment leases and parts sales to ETG.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   In connection with the restatements announced by the Company in 2002, certain officers and directors have been named as defendants in putative stockholder class actions, stockholder derivative actions and have been involved with the investigation being conducted by the Staff of the Securities and Exchange Commission. Pursuant to the indemnification provisions of the Company's articles of incorporation and bylaws, the Company has advanced legal fees to certain employees, officers and directors involved in these proceedings. In this connection, expenses incurred on behalf of indemnified officers and directors during 2002 total $999,000. Of this amount $392,000 was incurred on behalf of a former officer and director, William S. Goldberg; $375,000 was incurred on behalf of former officers Michael J. McGhan, Charles
D. Erwin and Joe C. Bradford; $149,000 was incurred on behalf of directors Ted Collins, Jr., Robert R. Furgason, Rene Huck, Melvyn N. Klein, Michael A. O'Connor, and Alvin V. Shoemaker, who were serving during 2001; and $83,000 was incurred on behalf of directors I. Jon Brumley, Victor E. Grijalva, and Gordon
T. Hall.

Transactions with Former Executive Officers

   Michael J. McGhan. Mr. McGhan served as Chief Executive Officer and President of the Company since October 1991 and served as a director of the Company since March 1992. Mr. McGhan also served as an officer and director of certain Hanover subsidiaries during his tenure. Mr. McGhan resigned from all positions held with the Company on August 1, 2002. In 2001, the Company advanced cash of $2,200,000 to Mr. McGhan, in return for promissory notes. The notes bear interest at 4.88%, mature on April 11, 2006, and are collateralized by personal real estate and Hanover common stock with full recourse. 411,914 shares of Hanover Common Stock owned by Mr. McGhan are held secured as collateral for this $2,200,000 loan. In January 2002, the Company advanced additional cash of $400,000 to Mr. McGhan in return for a promissory note. The note bore interest at 4.0% and was repaid in full in September 2002. Set forth below is information concerning the indebtedness of Mr. McGhan to Hanover as of December 31, 2002, 2001, and 2000.

                                         Largest     Weighted
                         Aggregate    Note Principal  Average
                       Note Principal     Amount      Rate of
                           Amount      Outstanding   Interest
                        Outstanding    during each   at Period
                  Year at Period End      Period        End
                  ---- -------------- -------------- ---------
                  2002   $2,200,000     $2,600,000     4.88%
                  2001   $2,200,000     $2,200,000     4.88%
                  2000   $       --     $       --       --

   On July 29, 2002, the Company purchased 147,322 shares of the Common Stock from Mr. McGhan for $8.96 per share for a total of $1,320,000. The price per share was determined by reference to the closing price quoted on the New York Stock Exchange on July 29, 2002. The Board of Directors determined to purchase the shares from Mr. McGhan because he was subject to a margin call during a blackout period under the Hanover insider trading policy, and therefore, could not sell such shares to the public to cover the margin call without being in violation of the policy.

   On August 1, 2002, the Company entered into a Separation Agreement with Mr. McGhan. The agreement sets forth a mutual agreement to sever the relationships between Mr. McGhan and Hanover, including the employment relationships of Mr. McGhan with Hanover and its affiliates. In the agreement, the parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. McGhan to secure repayment of loans owed by Mr. McGhan to Hanover; and (ii) certain waivers and releases by Mr. McGhan. In the agreement, Mr. McGhan made certain representations as to the status of the outstanding loans payable by Mr. McGhan to Hanover, the documentation for the loans and the enforceability of his obligations under the loan documents. The loans were not modified and must be repaid in accordance with their original terms. In addition, the agreement provided that Mr. McGhan may exercise his vested stock options pursuant to the post-termination

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

exercise periods set forth in the applicable plan. Since the date of the agreement, Mr. McGhan has exercised all such vested stock options and the net shares from such exercise have been posted as collateral for his outstanding indebtedness to the Company. In addition, Mr. McGhan agreed, among other things, not to compete with Hanover and not to solicit Hanover employees or customers under terms described in the agreement for a period of twenty-four months after the effective date of the agreement. In consideration for this non-compete/non-solicitation agreement, Hanover agreed to pay Mr. McGhan $33,333 per month for a period of eighteen months after the effective date of the agreement.

   Charles D. Erwin. Mr. Erwin served as Chief Operating Officer of the Company since April 2001 and served as Senior Vice President--Sales and Marketing since May 2000. Mr. Erwin resigned from these positions on August 2, 2002. In 2000, the Company advanced $824,087 to Mr. Erwin in return for a promissory note. In 2002 and 2001, according to the terms of the original note, the Company recorded compensation expense and forgave $207,382 and $145,118 of such indebtedness (which included $42,565 and $62,709 of accrued interest), respectively. The balance of the loan was repaid in full by Mr. Erwin in December 2002. Set forth below is information concerning the indebtedness of Mr. Erwin to Hanover as of December 31, 2001, 2001 and 2000:

                           Aggregate    Largest
                             Note        Note     Weighted
                           Principal   Principal   Average
                            Amount      Amount     Rate of
                          Outstanding Outstanding Interest
                           at Period  during each at Period
                     Year     End       Period       End
                     ---- ----------- ----------- ---------
                     2002  $     --    $631,800      4.3%
                     2001  $631,800    $769,148      4.8%
                     2000  $769,148    $824,087      9.5%

   On August 2, 2002, the Company entered into a Separation Agreement with Mr. Erwin. The agreement sets forth a mutual agreement to sever the relationships between Mr. Erwin and Hanover, including the employment relationships of Mr. Erwin with Hanover and its affiliates. In the agreement, the parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. Erwin to secure repayment of an outstanding loan owed by Mr. Erwin to Hanover; (ii) certain waivers and releases by Mr. Erwin; and (iii) the payment of a reasonable and customary finders fee for certain proposals brought to Hanover's attention by Mr. Erwin during the twenty-four month period after the effective date of the agreement. In the agreement, Mr. Erwin has made certain representations as to the status of an outstanding loan payable by Mr. Erwin to Hanover, the documentation for the loan and the enforceability of the his obligations under the loan documents. The loan was not modified and as noted above this note was repaid in full in December 2002. In addition, the agreement provides that Mr. Erwin may exercise his vested stock options pursuant to the post-termination exercise periods set forth in the applicable plan. Since the date of the agreement, Mr. Erwin has exercised all such vested stock options. Mr. Erwin's non-vested stock options were forfeited as of August 2, 2002. In addition, Mr. Erwin agreed, among other things, not to compete with Hanover and not to solicit Hanover employees or customers under terms described in the agreement for a period of twenty-four months after the effective date of the agreement. In consideration for this non-compete/non-solicitation agreement, Hanover agreed to pay Mr. Erwin $20,611 per month for a period of eighteen months after the effective date of the agreement.

   Joe C. Bradford. In August 2002, our Board of Directors did not reappoint Mr. Bradford to the position of Senior Vice President--Worldwide Operations Development, which he held since May 2000. On September 27, 2002, Mr. Bradford resigned his employment with Hanover. In 2000, the Company advanced $764,961 to Mr. Bradford in return for a promissory note that matures in June 2004. In 2002 and 2001, according to the

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

terms of the note, the Company recorded compensation expense and forgave $192,504 and $134,706 of such indebtedness (which included $39,512 and $58,210 of accrued interest), respectively. Set forth below is information concerning the indebtedness of Mr. Bradford to Hanover as of December 31, 2002, 2001 and 2000:

                           Aggregate    Largest
                             Note        Note     Weighted
                           Principal   Principal   Average
                            Amount      Amount     Rate of
                          Outstanding Outstanding Interest
                           at Period  during each at Period
                     Year     End       Period       End
                     ---- ----------- ----------- ---------
                     2002  $535,473    $579,845      4.3%
                     2001  $579,845    $706,022      4.8%
                     2000  $706,022    $764,961      9.5%

19.  Commitments and Contingencies

   Rent expense, excluding lease payments for the leasing transactions described in Note 12, for 2002, 2001 and 2000 was approximately $4,142,000, $4,008,000, and $2,159,000 respectively. Commitments for future minimum rental payments exclusive of those disclosed in Note 12 under noncancelable operating leases with terms in excess of one year at December 31, 2002 are (in thousands): 2003--$4,947; 2004--$4,000; 2005--$2,617; 2006--$590; 2007--$94 and
$131 thereafter.

   Hanover has issued the following guarantees which are not recorded on the Company's Consolidated Balance Sheet:

                                                               Maximum Potential
                                                                 Undiscounted
                                                                Payments as of
                                                       Term    December 31, 2002
                         -                           --------- -----------------
                                                                (in thousands)
Indebtedness of non-consolidated affiliates:
   Simco/Harwat Consortium (1)......................   2003       $   13,188
   El Furrial (1)...................................   2013           43,512

Other:
Leased compression equipment residual value......... 2004-2011       881,299
Performance guarantees through letters of credit (2) 2003-2007        14,635
Standby letters of credit........................... 2003-2004        42,035
Bid bonds and performance bonds (2)................. 2003-2007        72,341
                                                                  ----------
                                                                  $1,067,010
                                                                  ==========

--------
(1) The Company has guaranteed the debt within this non-consolidated affiliate up to the Company's ownership percentage in such affiliate. (See Note 8).
(2) The Company has issued guarantees to third parties to ensure performance of its obligations some of which may be fulfilled by third parties.

   As part of the POI acquisition, as of December 31, 2002 we were required to pay up to $58.0 million to Schlumberger from the proceeds of the financing of PIGAP II, a South American joint venture, a minority interest of which was acquired by Hanover in the acquisition of POI. Because the joint venture failed to execute

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

the financing on or before December 31, 2002, we had the right to put our interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by Hanover to the joint venture. In January 2003, we exercised our right to put our interest in the joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. The consummation of the transfer of Hanover's interest in the joint venture back to Schlumberger is subject to certain consents. Hanover is currently in discussions with Schlumberger to explore the possibility of entering into a new agreement under which Hanover would retain the 30% ownership interest in the joint venture. In light of the ongoing discussions between Hanover and Schlumberger relating to the put, the parties have agreed to postpone the closing date to no later than May 31, 2003. At December 31, 2002, the Company expected the $58,000,000 obligation together with accrued interest to be paid in 2003, this obligation is recorded in accrued liabilities in the accompanying balance sheet. The purchase price is also subject to a contingent payment by Hanover to Schlumberger based on the realization of certain tax benefits by Hanover over the next 15 years.

   Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Southern District of Texas. These class actions have been consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover Compressor Company, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O'Connor. The plaintiffs in these securities actions purport to represent purchasers of our common stock during various periods ranging from May 15, 2000 through January 28, 2002. The complaints assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel. A consolidated amended complaint is currently due to be filed on or before April 7, 2003.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. These derivative lawsuits, which were filed by certain of our shareholders purportedly on behalf of the Company, allege, among other things, that our directors breached their fiduciary duties to shareholders and seek unspecified amounts of damages, interest and costs, including legal fees. The derivative actions in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002. With that consolidation, the currently pending derivative lawsuits are:

                                                                                                                 Date
        Plaintiff                       Defendants              Civil Action No.            Court             Instituted
        ---------          ------------------------------------ ---------------- ---------------------------- ----------
Harbor Finance Partners,   Michael J. McGhan, William S.           H-02-0761     United States District Court  03/01/02
derivatively on behalf of  Goldberg, Ted Collins, Jr.,                           for the Southern District of
Hanover Compressor Company Robert R. Furgason, Melvyn N. Klein,                  Texas
                           Michael A. O'Connor, and Alvin V.
                           Shoemaker, Defendants and Hanover
                           Compressor Company, Nominal
                           Defendant

Coffelt Family,            Michael A. O'Connor, Michael J.         19410-NC      Court of Chancery for the     02/15/02
LLC, derivatively on       McGhan, William S. Goldberg, Ted                      State of Delaware State
behalf of Hanover          Collins, Jr., Melvyn N. Klein,                        Court in New Castle
Compressor Company         Alvin V. Shoemaker, and Robert R.                     County
                           Furgason, Defendants and Hanover
                           Compressor Company, Nominal
                           Defendant

   Motions are currently pending for appointment of lead counsel in the consolidated derivative actions in the Southern District of Texas. Currently, the Company will be required to file an answer or otherwise move with respect to the derivative action filed in Delaware by May 3, 2003. The Board of Directors has formed a Special Litigation Committee to address the issues raised by the derivative suits. Subject to the work of that Committee and its instructions, we intend to defend these cases vigorously.

   The putative class action securities lawsuit and the derivative lawsuits are at an early stage. Consequently, it is premature at this time to predict liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with such actions. An adverse outcome in these actions could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

   On November 14, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation relating to the matters involved in the restatements of our financial statements. We are cooperating fully with the Fort Worth District Office staff of the Securities and Exchange Commission. It is too soon to determine whether the outcome of this investigation will have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

   In January 24, 2003, Plumbers & Steamfitters, Local 137 Pension Fund and John Petti filed a putative securities class action against PricewaterhouseCoopers LLP, which is Hanover's auditor. The alleged class is all persons who purchased the equity or debt securities of Hanover Compressor Company or its affiliates from March 8, 2000 through and including October 23, 2002. On February 13, 2003, the court consolidated this action with Civil Action No. H-02-0410.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   On March 26, 2003, Ann Angleopoulos filed a putative class action against Hanover, Michael McGhan, Michael O'Conner, Chad Deaton and other purportedly unknown defendants. The alleged class is comprised of persons who between November 8, 2000 and the present participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action seeks relief under the Employee Retirement Income Security Act based upon Hanover's and the individual defendants' alleged mishandling of the Company's 401(k) Plan. The Company has not yet been served with the complaint in this action.

   As of December 31, 2002, the Company has paid approximately $7,734,000 in legal related expenses in connection with the internal investigations, the putative class action securities lawsuits, the derivative lawsuits and the Securities and Exchange Commission investigation. Of this amount, the Company has paid approximately $999,000 on behalf of officers and directors in connection with the above-named proceedings. The Company intends to pay the litigation costs of its officers and directors, subject to the limitations imposed by Delaware law and the Company's certificate of incorporation and bylaws. The Company expects to be reimbursed for all or a portion of these litigation expenses from the Company's directors' and officers' insurance policies.

   In the ordinary course of business the Company is involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. (See Note 26.)

20.  Accounting for Derivatives

   We adopted SFAS 133, as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which were outstanding at December 31, 2002 with notional amounts of $75,000,000 and $125,000,000 and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001; however, they were extended for an additional two years at the option of the counterparty and now expire in July 2003. The difference paid or received on the swap transactions is recorded as an accrued lease liability and is recognized in leasing expense. On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss resulting from the cumulative effect of an accounting change in the statement of operations of approximately $164,000, net of tax benefit of $89,000. During the year ended December 31, 2002 and 2001, we recognized an unrealized gain of approximately $3,245,000 and an additional unrealized loss of approximately $7,596,000, respectively, related to the change in the fair value of these interest rate swaps in the statement of operations because these swaps did not meet the specific hedge criteria as a result of the counterparty's option to extend the interest rate swaps. Further, management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At December 31, 2002, we recorded approximately $4,606,000 in accrued liabilities with respect to the fair value adjustment related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in the statement of income.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


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

   These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the year ended December 31, 2002 and 2001, we recorded a loss of approximately $13,640,000 and $9,343,000 million, respectively, net of tax of $4,774,000 and $3,270,000 with respect to these three swaps, in other comprehensive income. As of December 31, 2002, a total of approximately $11,476,000 was recorded in accrued current liabilities and approximately $11,507,000 in other long-term liabilities with respect to the fair value adjustment related to these three swaps.

   The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

21.  New Accounting Pronouncements

   In June 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for Hanover on January 1, 2003. The Company is currently assessing the new standard and does not believe it will have a material impact on its consolidated results of operations, cash flows or financial position.

   In August 2001, the FASB issued SFAS 144. The new rules supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). The new rules retain many of the fundamental recognition and measurement provisions of SFAS 121, but significantly change the criteria for classifying an asset as held-for-sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted the new standard, which had no material effect on its consolidated results of operations, cash flows or financial position.

   In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. The Company has adopted the provisions of the new standard related to SFAS 13, which had no material effect on its consolidated results of operations, cash flows or financial position.

   In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3. We will adopt the provision of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

   In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the impact of adoption of EITF 00-21 on its financial position and results of operations.

   In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions which are included within these financials and is currently evaluating the impact of adoption of the recognition and measurement provisions of FIN 45 on its financial position and results of operations.

   In December 2002, the FASB issued Statement of SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions which are included within these financials and is currently evaluating the impact of adoption of SFAS 148 on its financial position and results of operations.

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will require us to include in our consolidated financial statements the special purpose entities that lease compression equipment to us beginning in July 2003. If these special purpose entities had been consolidated in Hanover's financial statements as of December 31, 2002, Hanover would add approximately $1,031,000,000 in compressor equipment and approximately $1,140,000,000 in debt to its balance sheet and reverse $109,000,000 of deferred gains that were recorded on its balance sheet as a result of the sale and leaseback transactions. In addition, Hanover would record depreciation expense on the compression equipment for prior periods (net of tax) as part of the cumulative effect

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

of the adoption of FIN 46 and would record depreciation expense in future periods. The Company is currently evaluating the impact of recording depreciation for prior periods. After the adoption of FIN 46, the Company estimates that it will record approximately $20,000,000 per year in additional depreciation expense on its leased compression equipment.

22.  April 2002 Restatement

   In conjunction with a review of our joint ventures and other transactions conducted by counsel under the direction of the Audit Committee in early 2002, the Company determined to restate its financial statements for the year ended December 31, 2000. See Note 23 for information regarding the further restatement of the 2000 consolidated financial statements.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


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

                                                          Cawthorne
                                                      Channel Project in Acquisitions of
                                                       Nigeria/Hampton     Compressors   Compressor  Sale of
                                                         Roads Joint     In Non-Monetary    Sale     Turbine
                                         As Filed (1)      Venture          Exchange     Transaction Engine   Restated (1)
                                         ------------ ------------------ --------------- ----------- -------  ------------
                                                              (in thousands except per share amounts)
Revenues:
   Rentals..............................   $254,515        $     --          $    --      $     --   $    --    $254,515
   Parts, service and used equipment....    133,340              --               --       (12,004)   (7,500)    113,836
   Compressor fabrication...............     96,838          (6,568)              --            --        --      90,270
   Production and processing equipment
    fabrication.........................     88,572          (9,451)              --            --        --      79,121
   Gain on sale of other assets.........      5,743              --           (2,225)           --        --       3,518
   Gain on change in interest in non-
    consolidated affiliate..............        864              --               --            --        --         864
   Other................................      4,768              --               --            --        --       4,768
                                           --------        --------          -------      --------   -------    --------
      Total revenues....................    584,640         (16,019)          (2,225)      (12,004)   (7,500)    546,892
                                           --------        --------          -------      --------   -------    --------
Expenses:
   Rentals..............................     87,992              --               --            --        --      87,992
   Parts, service and used equipment....     94,106              --               --        (7,954)   (6,194)     79,958
   Compressor fabrication...............     81,996          (5,242)              --            --        --      76,754
   Production and processing equipment
    fabrication.........................     69,281          (6,597)              --            --        --      62,684
   Selling, general and administrative..     51,742              26               --            --        --      51,768
   Depreciation and amortization........     52,188              --               --            --        --      52,188
   Lease expense........................     45,484              --               --            --        --      45,484
   Interest expense.....................      8,467             212               --            --        --       8,679
   Distributions on mandatorily
    redeemable convertible preferred
    Securities..........................      6,369              --               --            --        --       6,369
                                           --------        --------          -------      --------   -------    --------
      Total expenses....................    497,625         (11,601)                        (7,954)   (6,194)    471,876
                                           --------        --------          -------      --------   -------    --------
   Income (loss) from continuing
    operations before income taxes......     87,015          (4,418)          (2,225)       (4,050)   (1,306)     75,016
   Provision for (benefit from) income
    taxes...............................     32,309          (1,644)            (827)       (1,507)     (486)     27,845
                                           --------        --------          -------      --------   -------    --------
Income (loss) from continuing
 operations.............................     54,706          (2,774)          (1,398)       (2,543)     (820)     47,171
   Income (loss) from discontinued
    operations..........................      3,993              --               --            --        --       3,993
                                           --------        --------          -------      --------   -------    --------
Net income (loss).......................   $ 58,699        $ (2,774)         $(1,398)     $ (2,543)  $  (820)   $ 51,164
                                           ========        ========          =======      ========   =======    ========
Basic earnings per common share:
   Income from continuing
    operations..........................   $   0.89                                                             $   0.77
   Income from discontinued
    operations..........................       0.06                                                                 0.06
                                           --------                                                             --------
      Net income........................   $   0.95                                                             $   0.83
                                           ========                                                             ========
Diluted earnings per common share:
   Income from continuing
    operations..........................   $   0.82                                                             $   0.71
   Income from discontinued
    operations..........................       0.06                                                                 0.06
                                           --------                                                             --------
      Net income........................   $   0.88                                                             $   0.77
                                           ========                                                             ========

--------
(1) As reclassified for 2002 presentation, see Note 3 for a discussion of discontinued operations.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


Cawthorne Channel Project in Nigeria/Hampton Roads Joint Venture

   Cawthorne Channel is a project to build, own and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between Global Energy and Refining Ltd. ("Global") and Shell Petroleum Development Company of Nigeria Limited, the Nigerian operating unit of The Royal/Dutch Shell Group ("Shell"). The Company entered into a contract with Global in June 1999 to fabricate and lease facilities to Global to assist Global in fulfilling its obligations under its contract with Shell. Subsequently, the Company acquired 1,000,000 shares of preferred stock in Global in settlement of a $1.1 million debt owed by Global to the Company.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


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

Sale of Turbine Engine

   In the fourth quarter of 2000, the Company entered the non-oil field power generation market to take advantage of rising electricity demand and purchased used turbines to carry out this effort. In connection with this effort, the Company agreed to sell a turbine to a third party on extended credit and recognized revenues of $7,500,000 and $1,306,000 of pre-tax income in the fourth quarter of 2000. In early 2001, the third party assigned their interest in the turbine to another unrelated third party. The Company was ultimately paid for the turbine in December 2001. Based on the information provided to the Company at the time of the April 2002 restatement, the Company determined that revenue should have been recognized for this transaction in the fourth quarter of 2001 when payment was received and collectability was assured. As a result of the discovery of new information, the Company determined to restate the sale of the turbine engine recorded in the fourth quarter of 2001. See Sale and Purchase of Turbine Engine in Note 23.

Reclassification

   The Company determined that the deferred gain related to the 1999 and 2000 leases was calculated in error. A reclassification between property, plant and equipment and other liabilities has been made to correct this matter. This reclassification had no impact on net income.

23.  November 2002 Restatement

   In October 2002, a special committee of the Board of Directors together with the Audit Committee of the Board and company management, aided by outside legal counsel, completed an extensive investigation of transactions recorded during 2001, 2000 and 1999, including those transactions restated by the Company in April 2002 (see Note 22). As a result of this investigation, the Company determined, to restate its financial results further for the years ended 2001 and 2000 and 1999.

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

                       December 31, 2002, 2001 and 2000


   The impact of the November 2002 restatement for the year ended December 31, 2000 is summarized below:

                                                                                                       Sale Of
                                                     Indonesia                                       Compression
                                            As Filed Technical              Sale of Used    Pre-         And
                                             April   Assistance Scrap Sale  Compression  Acquisition Production   Delay
                                            2002(1)   Revenue   Transaction  Equipment     Revenue    Equipment  Penalty
                                            -------- ---------- ----------- ------------ ----------- ----------- --------
                                                                    (in thousands, except per share amounts)
Revenues:
  Rentals.................................. $254,515  $   (678)  $     --     $     --    $     --    $     --   $     --
  Parts, service and used equipment........  113,836        --         --           --          --        (310)        --
  Compressor fabrication...................   90,270        --         --           --          --          --         --
  Production and processing equipment
   fabrication.............................   79,121        --         --           --          --          --         --
  Equity in income of non-consolidated
   affiliates..............................    3,518        --         --           --          --          --         --
  Gain on change in interest in non-
   consolidated affiliate..................      864        --         --           --          --          --         --
  Other....................................    4,768        --         --           --          --          --        920
                                            --------  --------   --------     --------    --------    --------   --------
   Total revenues..........................  546,892      (678)        --           --          --        (310)       920
                                            --------  --------   --------     --------    --------    --------   --------
Expenses:
  Rentals..................................   87,992        --         --           --          --          --         --
  Parts, service and used equipment........   79,958        --         --           --          --          --         --
  Compressor fabrication...................   76,754        --         --           --          --          --         --
  Production and processing equipment
   fabrication.............................   62,684        --         --           --          --          --         --
  Selling, general and administrative......   51,768        --         --           --          --          --         --
  Depreciation and amortization............   52,188        --         --           --          --          --         --
  Lease expense............................   45,484        --         --           --          --          --         --
  Interest expense.........................    8,679        --         --           --          --          --         --
  Distributions on mandatorily redeemable
   convertible preferred Securities........    6,369        --         --           --          --          --         --
                                            --------  --------   --------     --------    --------    --------   --------
   Total expenses..........................  471,876
                                            --------  --------   --------     --------    --------    --------   --------
  Income (loss) from continuing operations
   before income taxes.....................   75,016      (678)        --           --          --        (310)       920
  Provision for (benefit from) income
   taxes...................................   27,845      (258)        --           --          --        (118)       349
                                            --------  --------   --------     --------    --------    --------   --------
  Income (loss) from continuing
   operations..............................   47,171      (420)        --           --          --        (192)       571
                                            --------  --------   --------     --------    --------    --------   --------
  Income (loss) from discontinued
   operations, net of tax..................    3,993        --       (434)        (372)       (678)         --         --
                                            --------  --------   --------     --------    --------    --------   --------
  Net income (loss)........................ $ 51,164  $   (420)  $   (434)    $   (372)   $   (678)   $   (192)  $    571
                                            ========  ========   ========     ========    ========    ========   ========
Basic earnings per common share:
  Income from continuing operations........ $   0.77
  Income from discontinued operations......     0.06
                                            --------
   Net income.............................. $   0.83
                                            ========
Diluted earnings per common share:
  Income from continuing operations........ $   0.71
  Income from discontinued operations......     0.06
                                            --------
  Net income............................... $   0.77
                                            ========




                                            Restated(1)
                                            -----------

Revenues:
  Rentals..................................  $253,837
  Parts, service and used equipment........   113,526
  Compressor fabrication...................    90,270
  Production and processing equipment
   fabrication.............................    79,121
  Equity in income of non-consolidated
   affiliates..............................     3,518
  Gain on change in interest in non-
   consolidated affiliate..................       864
  Other....................................     5,688
                                             --------
   Total revenues..........................   546,824
                                             --------
Expenses:
  Rentals..................................    87,992
  Parts, service and used equipment........    79,958
  Compressor fabrication...................    76,754
  Production and processing equipment
   fabrication.............................    62,684
  Selling, general and administrative......    51,768
  Depreciation and amortization............    52,188
  Lease expense............................    45,484
  Interest expense.........................     8,679
  Distributions on mandatorily redeemable
   convertible preferred Securities........     6,369
                                             --------
   Total expenses..........................   471,876
                                             --------
  Income (loss) from continuing operations
   before income taxes.....................    74,948
  Provision for (benefit from) income
   taxes...................................    27,818
                                             --------
  Income (loss) from continuing
   operations..............................    47,130
                                             --------
  Income (loss) from discontinued
   operations, net of tax..................     2,509
                                             --------
  Net income (loss)........................  $ 49,639
                                             ========
Basic earnings per common share:
  Income from continuing operations........  $   0.76
  Income from discontinued operations......      0.04
                                             --------
   Net income..............................  $   0.80
                                             ========
Diluted earnings per common share:
  Income from continuing operations........  $   0.71
  Income from discontinued operations......      0.04
                                             --------
  Net income...............................  $   0.75
                                             ========

--------
(1) As reclassified for 2002 presentation, see Note 3 for a discussion of discontinued operations.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   The impact of the November 2002 restatement for the year ended December 31, 2001 is summarized below:

                                                                      Indonesia  Overstatement                 Sale Of
                                                            Turbine   Technical   of Mark to               Compression And
                                               As Filed     Sale and  Assistance    Market     Scrap Sale    Production
                                            April 2002 (1)  Purchase   Revenue      Expense    Transaction    Equipment
                                            -------------- ---------  ---------- ------------- ----------- ---------------
                                                                     (in thousands, except per share amounts)
Revenues:
  Rentals..................................   $  400,776   $      --  $      --    $      --   $       --    $       --
  Parts, service and used equipment........      222,648      (7,500)      (276)          --           --            --
  Compressor fabrication...................      223,519          --         --           --           --            --
  Production and processing equipment
   fabrication.............................      184,040          --         --           --           --            --
  Equity in income of non-consolidated
   affiliates..............................        9,350          --         --           --           --            --
  Other....................................        8,403          --         --           --           --            --
                                              ----------   ---------  ---------    ---------   ----------    ----------
   Total...................................    1,048,736      (7,500)      (276)                                     --
                                              ----------   ---------  ---------    ---------   ----------    ----------
Expenses:
  Rentals..................................      140,998          --         --           --           --            --
  Parts, service and used equipment........      158,607      (6,194)      (428)          --           --           716
  Compressor fabrication...................      188,122          --         --           --           --            --
  Production and processing equipment
   fabrication.............................      147,824          --         --           --           --            --
  Selling, general and administrative......       92,172          --         --           --           --            --
  Depreciation and amortization............       88,823          --         --           --           --            --
  Lease expense............................       70,435          --         --           --           --            --
  Interest expense.........................       17,531          --         --           --           --            --
  Foreign currency translation.............        6,658          --         --           --           --            --
  Distributions on mandatorily redeemable
   convertible preferred securities........        6,373          --         --           --           --            --
  Other....................................       18,566          --         --       (1,243)          --            --
                                              ----------   ---------  ---------    ---------   ----------    ----------
   Total expenses..........................      936,109      (6,194)      (428)      (1,243)                       716
                                              ----------   ---------  ---------    ---------   ----------    ----------
  Income (loss) from continuing operations
   before income taxes.....................      112,627      (1,306)       152        1,243           --          (716)
  Provision for (benefit from) income
   taxes...................................       42,627        (496)        58          472           --          (273)
                                              ----------   ---------  ---------    ---------   ----------    ----------
Income (loss) from continuing
 operations................................       70,000        (810)        94          771                       (443)
  Income from discontinued operations net
   of taxes................................        2,801          --         --           --          164            --
                                              ----------   ---------  ---------    ---------   ----------    ----------
Net income (loss) before cumulative effect
 of accounting change......................       72,801        (810)        94          771          164          (443)
  Cumulative effect of accounting change
   for derivative instruments, net of
   income tax..............................         (164)         --         --           --           --            --
                                              ----------   ---------  ---------    ---------   ----------    ----------
Net income (loss)..........................   $   72,637   $    (810) $      94    $     771   $      164    $     (443)
                                              ==========   =========  =========    =========   ==========    ==========
Basic earnings per common share:...........
  Income from continuing operations........   $     0.96
  Income from discontinued operations......         0.04
                                              ----------
   Net income..............................   $     1.00
                                              ==========
Diluted earnings per common share:.........
  Income from continuing operations........   $     0.92
  Income from discontinued operations......         0.03
                                              ----------
   Net income..............................   $     0.95
                                              ==========



                                            Restated (1)
                                            ------------

Revenues:
  Rentals..................................  $  400,776
  Parts, service and used equipment........     214,872
  Compressor fabrication...................     223,519
  Production and processing equipment
   fabrication.............................     184,040
  Equity in income of non-consolidated
   affiliates..............................       9,350
  Other....................................       8,403
                                             ----------
   Total...................................   1,040,960
                                             ----------
Expenses:
  Rentals..................................     140,998
  Parts, service and used equipment........     152,701
  Compressor fabrication...................     188,122
  Production and processing equipment
   fabrication.............................     147,824
  Selling, general and administrative......      92,172
  Depreciation and amortization............      88,823
  Lease expense............................      70,435
  Interest expense.........................      17,531
  Foreign currency translation.............       6,658
  Distributions on mandatorily redeemable
   convertible preferred securities........       6,373
  Other....................................      17,323
                                             ----------
   Total expenses..........................     928,960
                                             ----------
  Income (loss) from continuing operations
   before income taxes.....................     112,000
  Provision for (benefit from) income
   taxes...................................      42,388
                                             ----------
Income (loss) from continuing
 operations................................      69,612
  Income from discontinued operations net
   of taxes................................       2,965
                                             ----------
Net income (loss) before cumulative effect
 of accounting change......................      72,577
  Cumulative effect of accounting change
   for derivative instruments, net of
   income tax..............................        (164)
                                             ----------
Net income (loss)..........................  $   72,413
                                             ==========
Basic earnings per common share:...........
  Income from continuing operations........  $     0.96
  Income from discontinued operations......        0.04
                                             ----------
   Net income..............................  $     1.00
                                             ==========
Diluted earnings per common share:.........
  Income from continuing operations........  $     0.91
  Income from discontinued operations......        0.03
                                             ----------
   Net income..............................  $     0.94
                                             ==========

(1) As reclassified for 2002 presentation, see note 3 for a discussion of discontinued operations.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000



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

Turbine Engine Sale and Purchase

   As described in Note 22 under the heading "Sale of Turbine Engine" above, in the fourth quarter of 2000, the Company entered into an agreement to sell a turbine to a third party. In the April 2002 restatement, based on information provided to the Company at that time, the Company restated the transaction to recognize the $7,500,000 in revenue in the fourth quarter of 2001, when full payment was received. Through the Company's subsequent investigation, it discovered that in the fourth quarter of 2001, the Company purchased an interest in a

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

turbine engine package from a third party for $8,000,000. The third party was the same entity that had ultimately purchased the Company's turbine engine. Based upon an evaluation of this new information, the Company has determined to account for these transactions as a non-monetary exchange, rather than a sale and purchase transaction. Accordingly, the revenue and related expense which was recorded in the fourth quarter of 2001 was reversed.

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

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

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

24.  Subsequent Events

   In January 2003, we exercised our right to put our interest in the PIGAP II joint venture (See Note 8) back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. The consummation of the transfer of Hanover's interest in PIGAP II back to Schlumberger is subject to certain consents. Hanover is currently in discussions with Schlumberger to explore the possibility of entering into a new agreement under which Hanover would retain the 30% ownership interest PIGAP II. In light of the ongoing discussions between Hanover and Schlumberger relating to the put, the parties have agreed to postpone the closing date to no later than May 31, 2003.

   In February 2003, the Company executed an amendment to its bank credit facility and certain compression equipment leases that we entered into in 1999 and 2000. (See Note 11.) The amendment, which was effective as of December 31, 2002, modified certain financial covenants to allow the Company greater flexibility in accessing the capacity under the bank credit facility to support its short-term liquidity needs. In addition, at the higher end of the Company's permitted consolidated leverage ratio, the amendment would increase the commitment fee

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000

under the bank credit facility by 0.125% and increase the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in the Company's interest costs as a result of the amendment will depend on the Company's consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by the Company. As part of the amendment, the Company granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of Hanover and the Company's domestic subsidiaries, and pledged 66% of the equity interest in certain of Hanover's foreign subsidiaries. In consideration for obtaining the amendment, the Company agreed to pay approximately $1.8 million in fees to the lenders under these agreements.

25.  Industry Segments and Geographic Information

   The Company manages its business segments primarily on the type of product or service provided. The Company has five principal industry segments:
Rentals--Domestic, Rentals--International, Parts, Service and Used Equipment, Compressor Fabrication and Production and Processing Equipment Fabrication. The Rentals segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Compressor Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production of crude oil and natural gas.

   The Company evaluates the performance of its segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation distributions on mandatorily redeemable convertible preferred securities, change in value of derivative instruments, goodwill impairment, other expenses and income taxes. Amounts defined as "Other" include equity in income of nonconsolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost, except for compressor fabrication sales which are accounted for on an arms length basis. Intersegment sales and any resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly. Capital expenditures include fixed asset purchases.

   No single customer accounts for 10% or more of the Company's revenues for during any of the periods presented. One vendor accounted for approximately $41,200,000 of the Company's purchases in 2000.

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


   The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 2002, 2001 and 2000.

  Industry Segments

                                                              Parts,
                                                              service              Production
                                      Domestic International and used  Compressor   equipment
                                      rentals     rentals    equipment fabrication fabrication  Other   Eliminations Consolidated
                                      -------- ------------- --------- ----------- ----------- -------- ------------ ------------
                                                                       (in thousands of dollars)
2002:
   Revenues from external customers.. $328,600   $189,700    $223,845   $114,009    $149,656   $ 23,000  $      --    $1,028,810
   Intersegment sales................       --      6,718      54,249     60,790      12,848      5,057   (139,662)           --
                                      --------   --------    --------   --------    --------   --------  ---------    ----------
      Total revenues.................  328,600    196,418     278,094    174,799     162,504     28,057   (139,662)    1,028,810
   Gross profit......................  207,860    132,121      44,001     14,563      22,214     23,000         --       443,759
   Identifiable assets...............  763,161    792,554      92,609     90,639     245,366    169,700         --     2,154,029
   Capital expenditures..............  120,581    101,349       1,093        441      26,706         --         --       250,170
   Depreciation and amortization.....   90,160     54,249       1,233      1,282       4,257         --         --       151,181
2001: (Restated)
   Revenues from external customers.. $269,679   $131,097    $214,872   $223,519    $184,040   $ 17,753  $      --    $1,040,960
   Intersegment sales................       --      2,858      72,930    112,748       7,110      4,600   (200,246)           --
                                      --------   --------    --------   --------    --------   --------  ---------    ----------
      Total revenues.................  269,679    133,955     287,802    336,267     191,150     22,353   (200,246)    1,040,960
   Gross profit......................  174,476     85,302      62,171     35,397      36,216     17,753         --       411,315
   Identifiable assets...............  867,544    683,829     145,010    153,198     194,081    222,114         --     2,265,776
   Capital expenditures..............  450,172    137,805       6,763        399      24,626     20,118         --       639,883
   Depreciation and amortization.....   45,743     33,685       1,259      4,774       3,362         --         --        88,823
2000: (Restated)
   Revenues from external customers.. $172,517   $ 81,320    $113,526   $ 90,270    $ 79,121   $ 10,070  $      --    $  546,824
   Intersegment sales................       --      1,200      31,086     89,963       3,653      7,413   (133,315)           --
                                      --------   --------    --------   --------    --------   --------  ---------    ----------
      Total revenues.................  172,517     82,520     144,612    180,233      82,774     17,483   (133,315)      546,824
   Gross profit......................  112,181     53,664      33,568     13,516      16,437     10,070         --       239,436
   Identifiable assets...............  428,332    431,362      13,226    202,390     125,377     45,485         --     1,246,172
   Capital expenditures..............  214,460     58,801          --        874         723         --         --       274,858
   Depreciation and amortization.....   29,568     15,117          --      4,381       3,122         --         --        52,188

  Geographic Data

                                        United
                                        States   International(1) Consolidated
                                      ---------- ---------------- ------------
                                             (in thousands of dollars)
 2002:
    Revenues from external customers. $  692,823    $  335,987     $1,028,810
    Identifiable assets.............. $1,068,003    $1,086,026     $2,154,029
 2001: (Restated)
    Revenues from external customers. $  730,702    $  310,258     $1,040,960
    Identifiable assets.............. $1,319,084    $  946,692     $2,265,776
 2000: (Restated)
    Revenues from external customers. $  424,837    $  121,987     $  546,824
    Identifiable assets.............. $  760,105    $  486,067     $1,246,172

--------
(1) International operations include approximately $104,043,000 and $77,171,000 of revenues and $430,989,000 and $467,801,000 of identifiable assets for 2002 and 2001, respectively, related to operations and investments in Venezuela. Approximately $141,008,000 and $152,443,000 of the identifiable assets in 2002 and 2001, respectively, relates to the joint ventures acquired in connection with the POI acquisition completed in August 2001. (See Note 8).

                          HANOVER COMPRESSOR COMPANY

                       December 31, 2002, 2001 and 2000


26.  Other Expense

   Other expense during 2002 included $15,950,000 in charges for investments in four non-consolidated affiliates which have experienced a decline in value which we believe to be other than temporary, a $500,000 write off of a purchase option for an acquisition which was abandoned, a $8,454,000 write down of notes receivable and $2,703,000 in other non-operating costs. Included in the $8,454,000 write down of notes receivable is a $6,021,000 reserve established for loans to employees who are not executive officers.

   Other expenses during 2001 were $9,727,000 which included a $2,750,000 bridge loan commitment fee associated with Hanover's acquisition of POI, a $5,013,000 write down of an investment in Aurion, a $965,000 litigation settlement and $999,000 in other non-operating expenses.

27.  Restructuring, Impairment and Other Charges

   During 2002, the Company recorded restructuring, impairment and other charges. Below is a summary of these pre-tax charges and the line on the Company's Consolidated Statement of Operations which was impacted by the charges (in thousands):

Inventory reserves--(in Parts and service and used equipment expense).............. $  6,800
Severance and other charges (in Selling, general and administrative)...............    6,160
Write off of idle equipment and assets to be sold or abandoned (in Depreciation and
  amortization.....................................................................   34,485
Goodwill impairments...............................................................   52,103
Non-consolidated affiliate write downs/charges (in Other expense)..................   15,950
Write down of discontinued operations..............................................   58,282
Note receivable reserves (in Other expense)........................................    8,454
Write-off of abandoned purchase option (in Other expense)..........................      500
                                                                                    --------
                                                                                    $182,734
                                                                                    ========

   For a further description of these charges see Notes 3, 4, 6, 7, 8, 9 and 26.

                          HANOVER COMPRESSOR COMPANY

                  SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

   The table below sets forth selected unaudited financial information for each quarter of the two years:

                                                       1st       2nd       3rd         4th
                                                     quarter  quarter(1) quarter  quarter (2)(3)
                                                     -------- ---------- -------- --------------
                                                      (in thousands, except per share amounts)
2002:
   Revenue(4)....................................... $255,526  $262,220  $249,367    $261,697
   Gross profit(4)..................................  108,756   110,108   117,993     106,902
   Net income.......................................    5,034   (55,241)    9,059     (74,920)
   Earnings per common and common equivalent share:
       Basic........................................ $   0.06  $  (0.70) $   0.11    $  (0.93)
       Diluted...................................... $   0.06  $  (0.70) $   0.11    $  (0.93)

2001: (Restated)
   Revenue(4)....................................... $222,786  $235,203  $274,720    $308,251
   Gross profit(4)..................................   89,132    92,549   109,251     120,383
   Net income.......................................   19,809    20,752    19,848      12,004
   Earnings per common and common equivalent share:
       Basic........................................ $   0.30  $   0.30  $   0.27    $   0.15
       Diluted...................................... $   0.27  $   0.28  $   0.26    $   0.14

--------
(1) During the second quarter of 2002, the Company recorded a $47,500,000 goodwill impairment, $6,000,000 write down of assets held for sale, a $6,100,000 inventory reserve, a $500,000 write off of a purchase option for an acquisition which was abandoned and $14,100,000 write down related to investments in certain non-consolidated affiliates.
(2) The Company incurred other expenses during the fourth quarter of 2001 which included a $5,013,000 write down of an investment in Aurion, a $965,000 litigation settlement, and $999,000 in other non-operating expenses. In addition, the Company incurred a $5,511,000 translation loss related to its foreign operations, primarily in Argentina and Venezuela.
(3) The Company incurred other expenses during the fourth quarter of 2002 which included a $8,454,000 write down of notes receivable and a $1,850,000 write off related to Aurion. In addition, during the fourth quarter of 2002, the Company recorded i) $52,282,000 pre-tax charge for the estimated loss in fair-value from the carrying value expected to be realized at the time of disposal of its discontinued operations; ii) $34,485,000 in additional impairment to reduce the carrying value of certain idle compression equipment that are being retired and the acceleration of depreciation related to certain plants and facilities expected to be sold or abandoned;
    iii) $4,603,000 goodwill impairment related to the Company's pump division which is expected to be sold in 2003; and iv) $2,720,000 in employee separation costs.
(4) Amounts reflect reclassifications for discontinued operations. (See Note 3).

                                  SCHEDULE II

                          HANOVER COMPRESSOR COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                         Additions
                                                                Balance   Charged
                                                                  at     to Costs               Balance
                                                               Beginning    and                at End of
                         Description                           of Period Expenses  Deductions   Period
                         -----------                           --------- --------- ----------  ---------
                                                                            (in thousands)
Allowance for doubtful accounts deducted from accounts
  receivable in the balance sheet
   2002.......................................................  $6,300    $ 7,091    $8,229(1)  $ 5,162
   2001.......................................................   2,659      4,860     1,219(1)    6,300
   2000.......................................................   1,730      3,198     2,269(1)    2,659
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet(3)
   2002.......................................................  $2,101    $13,853    $1,743(2)  $14,211
   2001.......................................................     560      2,336       795(2)    2,101
Allowance for deferred tax assets not expected to be realized
   2002.......................................................  $   --    $23,371    $   --     $23,371
Allowance for employee loans
   2002.......................................................  $   --    $ 6,021    $   --     $ 6,021

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off at cost, net of value received.
(3) Amounts for 2000 were not material.