Form 10-Q/A
period 2003-03-31
HANOVER COMPRESSOR CO /
filed 2003-08-06
CIK 909413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   Form 10-Q/A


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

                                EXPLANATORY NOTE

Adjustment to First Quarter Securities-Related Litigation Settlement Charge

On May 12, 2003, Hanover reached an agreement to settle its outstanding securities-related litigation. In connection with this settlement, in its first quarter 2003 financial statements, the Company recorded a $68.7 million pre-tax charge ($54.0 million, after-tax, or $0.67 per share) in the first quarter 2003. The charge included approximately $26.6 million or $0.33 per share, without tax benefit, for 2.5 million Hanover common shares being paid by GKH Investments, L.P. and GKH Private Limited (collectively "GKH").

As discussed in the Company's first quarter Form 10-Q, the Company planned to seek guidance from the Office of the Chief Accountant of the Securities and Exchange Commission (the "SEC") to determine whether the common shares provided by GKH should be recorded as an expense. After submission of a detailed letter and discussions with the SEC Staff, the Staff informed the Company that it would not object to GKH's portion of the settlement not being considered a related party transaction as defined in SEC Staff Accounting Bulletin 5-T. Accordingly, the $26.6 million charge related to the 2.5 million Hanover common shares being paid by GKH could be reversed from the Company's first quarter 2003 financial statements. Hanover is filing this amendment to its Form 10-Q for the period ended March 31, 2003 to exclude the GKH contribution from the estimated settlement expense. See Note 7 to the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q/A for further discussion of the estimated settlement expense for the securities related litigation settlement.

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                           HANOVER COMPRESSOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
        (in thousands of dollars, except for par value and share amounts)
                                   (unaudited)

                                                                                                         March 31,    December 31,

                                                                                                           2003           2002
                                                                                                           ----           ----
                                              ASSETS

Current assets:
      Cash and cash equivalents ...................................................................   $    20,748     $    19,011
      Accounts receivable, net ....................................................................       249,182         211,722
      Inventory, net ..............................................................................       175,951         166,004
      Costs and estimated earnings in excess of billings on uncompleted contracts .................        60,027          57,346
      Prepaid taxes ...............................................................................         9,559           7,664
      Assets held for sale ........................................................................        67,756          69,408
      Other current assets ........................................................................        47,087          49,933
                                                                                                      -----------     -----------
            Total current assets ..................................................................       630,310         581,088
Property, plant and equipment, net ................................................................     1,169,514       1,167,675
Goodwill, net .....................................................................................       178,712         180,519
Intangible and other assets .......................................................................        76,480          74,058
Investments in non-consolidated affiliates ........................................................       155,502         150,689
                                                                                                      -----------     -----------
            Total assets ..........................................................................   $ 2,210,518     $ 2,154,029
                                                                                                      ===========     ===========

                           LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt ........................................................   $    41,919     $    33,741
      Accounts payable, trade .....................................................................        76,421          72,637
      Accrued liabilities .........................................................................       205,158         189,639
      Advance billings ............................................................................        34,192          36,156
      Liabilities held for sale ...................................................................        21,757          22,259
      Billings on uncompleted contracts in excess of costs and estimated earnings .................        14,069          14,571
                                                                                                      -----------     -----------
            Total current liabilities .............................................................       393,516         369,003
Long-term debt ....................................................................................       558,217         521,203
Other liabilities .................................................................................       167,599         137,332
Deferred income taxes .............................................................................        99,751         112,472
                                                                                                      -----------     -----------
            Total liabilities .....................................................................     1,219,083       1,140,010
                                                                                                      -----------     -----------
Commitments and contingencies (Note 7)
Minority interest .................................................................................           115             143
Mandatorily redeemable convertible preferred securities ...........................................        86,250          86,250
Common stockholders' equity:
      Common stock, $.001 par value; 200,000,000 shares authorized; 80,845,120 and 80,815,209
         shares issued, respectively ..............................................................            81              81
      Additional paid-in capital ..................................................................       841,794         841,657
      Deferred employee compensation - restricted stock grants ....................................        (2,115)         (2,285)
      Accumulated other comprehensive loss ........................................................        (9,960)        (13,696)
      Retained earnings ...........................................................................        77,595         104,194
      Treasury stock--253,115 common shares, at cost ..............................................        (2,325)         (2,325)
                                                                                                      -----------     -----------
            Total common stockholders' equity .....................................................       905,070         927,626
                                                                                                      -----------     -----------
            Total liabilities and common stockholders' equity .....................................   $ 2,210,518     $ 2,154,029
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

                           HANOVER COMPRESSOR COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands of dollars, except per share amounts)
                                   (unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                              2003         2002
                                                                                              ----         ----
Revenues:
      Domestic rentals ...................................................................   $78,649      $86,134
      International rentals ..............................................................    51,440       42,737
      Parts, service and used equipment ..................................................    37,770       62,291
      Compressor and accessory fabrication ...............................................    21,380       26,058
      Production and processing equipment fabrication ....................................    80,140       33,132
      Equity in income of non-consolidated affiliates ....................................     2,880        4,932
      Other ..............................................................................     1,428          242
                                                                                             -------      -------
                                                                                             273,687      255,526
                                                                                             -------      -------
Expenses:
      Domestic rentals ...................................................................    30,846       29,873
      International rentals ..............................................................    15,020       12,801
      Parts, service and used equipment ..................................................    24,463       53,160
      Compressor and accessory fabrication ...............................................    18,638       22,399
      Production and processing equipment fabrication ....................................    69,562       28,537
      Selling, general and administrative ................................................    39,272       32,720
      Foreign currency translation .......................................................       373       12,681
      Change in fair value of derivative financial instruments ...........................    (1,960)      (2,010)
      Provision for estimated cost of litigation settlement ..............................    42,103          --
      Other ..............................................................................     1,367          211
      Depreciation and amortization ......................................................    34,578       24,295
      Leasing expense ....................................................................    24,653       22,928
      Interest expense ...................................................................    10,554        8,262
      Distributions on mandatorily redeemable convertible preferred securities ...........     1,593        1,593
                                                                                           ---------    ---------
                                                                                             311,062      247,450
                                                                                           ---------    ---------
Income (loss) from continuing operations before income taxes .............................   (37,375)       8,076
Provision for (benefit from) income taxes ................................................   (11,745)       3,246
                                                                                           ---------    ---------
Income (loss) from continuing operations .................................................   (25,630)       4,830
Income from discontinued operations, net of tax ..........................................       475          204
Loss from write down of discontinued operations, net of tax ..............................    (1,444)         --
                                                                                           ---------    ---------
Net income (loss) ........................................................................ $ (26,599)     $ 5,034
                                                                                           ==========   =========
Diluted net income (loss) per share:
      Net income (loss) .................................................................. $ (26,599)     $ 5,034
      (Income) loss from discontinued operations, net of tax .............................       969         (204)
                                                                                           ---------   ----------
Net income (loss) for purposes of computing diluted net income per share from continuing
 operations .............................................................................. $ (25,630)     $ 4,830
                                                                                           =========   ==========
Basic earnings (loss) per common share:
      Income (loss) from continuing operations ........................................... $   (0.32)  $     0.06
      Loss from discontinued operations ..................................................     (0.01)        --
                                                                                           ---------   ----------
Net income (loss) ........................................................................ $   (0.33)  $     0.06
                                                                                           =========   ==========
Diluted earnings (loss) per common share:
      Income (loss) from continuing operations ........................................... $   (0.32)  $     0.06
      Income (loss) from discontinued operations .........................................     (0.01)         --
                                                                                           ---------   ----------
Net income (loss) ........................................................................ $   (0.33)  $     0.06
                                                                                           =========   ==========
Weighted average common and equivalent shares outstanding:
      Basic ..............................................................................    80,435       79,195
                                                                                           ==========  ==========
      Diluted ............................................................................    80,435       82,190
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

                           HANOVER COMPRESSOR COMPANY
         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                            (in thousands of dollars)
                                   (unaudited)


                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                              2003          2002
                                                                                              ----          ----
Net income (loss) .....................................................................      $(26,599)     $ 5,034
Other comprehensive income, net of tax:
      Change in fair value of derivative financial instruments ........................           426        1,959
      Foreign currency translation adjustment .........................................         3,310            4
                                                                                            ---------    ---------
Comprehensive income (loss) ...........................................................     $ (22,863)   $   6,997
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

                           HANOVER COMPRESSOR COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                              ---------------
                                                                                             2003          2002
                                                                                             ----          ----
Cash flows from operating activities:
      Net income (loss) ................................................................. $  (26,599)    $   5,034
      Adjustments:
            Depreciation and amortization ...............................................     34,578        24,295
            Amortization of debt issuance costs and debt discount .......................         30           350
            Loss (income) from discontinued operations, net of tax ......................        969          (204)
            Bad debt expense ............................................................      1,002           467
            Gain on sale of property, plant and equipment ...............................       (886)       (2,065)
            Equity in income of non-consolidated affiliates, net of dividends received ..     (2,880)       (2,194)
            Gain on derivative instruments ..............................................     (1,960)       (2,010)
            Provision for inventory impairment and reserves .............................      1,251            --
            Provision for estimated cost of litigation settlement .......................     42,103            --
            Pay-in-kind interest on Schlumberger note ...................................      5,171         3,571
            Deferred income taxes .......................................................    (13,402)         (122)
            Changes in assets and liabilities:
                  Accounts receivable and notes .........................................     (9,321)       22,316
                  Inventory .............................................................     (8,254)      (27,909)
                  Costs and estimated earnings versus billings on uncompleted contracts .     (2,685)       14,475
                  Accounts payable and other liabilities ................................    (20,803)      (80,040)
                  Advance billings ......................................................     (2,336)          818
                  Other .................................................................         98          (758)
                                                                                             -------      --------
                        Net cash used in continuing operations ..........................     (3,924)      (43,976)
                        Net cash provided by discontinued operations ....................      1,182         1,566
                                                                                             -------      --------
                        Net cash used in operating activities ...........................     (2,742)      (42,410)
                                                                                             -------      --------
Cash flows from investing activities:
      Capital expenditures ..............................................................    (36,383)      (66,401)
      Payments for deferred lease transaction costs .....................................     (1,097)         (326)
      Proceeds from sale of property, plant and equipment ...............................      4,442        27,445
      Cash used to acquire investments in and advances to unconsolidated affiliates .....     (1,531)       (6,474)
                                                                                             -------      --------
                        Net cash used in continuing operations ..........................    (34,569)      (45,756)
                        Net cash used in discontinued operations ........................       (281)       (1,492)
                                                                                             -------      --------
                        Net cash used in investing activities ...........................    (34,850)      (47,248)
                                                                                             -------      --------
Cash flows from financing activities:
      Net borrowings on revolving credit facility .......................................     33,000        71,000
      Payments for debt issue costs .....................................................       (687)         (125)
      Proceeds from warrant conversions and stock options exercised .....................        108            --
      Proceeds from employee stock purchase .............................................        --            593
      Net borrowings (repayments) of other debt .........................................      7,196          (633)
      Proceeds from employee stockholder notes ..........................................         --           372
                                                                                             -------      --------
                        Net cash provided by continuing operations ......................     39,617        71,207
                        Net cash used in discontinued operations ........................       (378)           (2)
                                                                                             -------      --------
                        Net cash provided by financing activities .......................     39,239        71,205
                                                                                             -------      --------
Effect of exchange rate changes on cash and equivalents .................................         90        (1,583)
                                                                                             -------      --------
Net increase (decrease) in cash and cash equivalents ....................................      1,737       (20,036)
Cash and cash equivalents at beginning of period ........................................     19,011        23,191
                                                                                             -------      --------
Cash and cash equivalents at end of period .............................................. $   20,748     $   3,155
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

                                       7

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


                                                                       Three months ended March 31,
                                                                       ---------------------------
                                                                              2003         2002
                                                                              ----         ----
Net income (loss) as reported ...........................................   $(26,599)    $ 5,034
      Add back: Restricted stock grant expense, net of tax ..............        170         --
      Deduct: Stock-based employee compensation expense determined
       under the fair value method, net of tax ..........................       (398)       (354)
                                                                            --------     -------
      Pro forma net income (loss) .......................................   $(26,827)    $ 4,680
                                                                            ========     =======
Earnings (loss) per share:
      Basic as reported .................................................   $  (0.33)    $  0.06
      Basic pro forma ...................................................   $  (0.33)    $  0.06
      Diluted as reported ...............................................   $  (0.33)    $  0.06
      Diluted pro forma .................................................   $  (0.33)    $  0.06

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

In connection with this settlement, Hanover recorded a pre-tax charge of approximately $42.1 million ($27.4 million after-tax), net of insurance recoveries, in its first quarter 2003 financial statements for Hanover's contribution of cash and estimated costs, 2.5 million common shares, and the contingent note.

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

                                                                           Hanover
                                                                         Settlement
                                                                         ----------
Cash ................................................................    $ 30,050
Estimated fair value of note to be issued ...........................       5,194
Common stock to be issued by Hanover ................................      26,600
Legal fees and administrative costs .................................       6,929
                                                                         --------
Total ...............................................................      68,773
Less insurance recoveries ...........................................     (26,670)
                                                                         --------
               Net estimated litigation settlement ..................    $ 42,103
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

We recorded a receivable of $26.7 million related to the expected amount of insurance recoveries and a $31.8 million long-term liability in the accompanying balance sheet pending approval by the courts and satisfaction of certain other conditions and $37.0 million in accounts payable and accrued expenses related to amounts which are expected to be paid in the next twelve months. Upon issuance of the note and common stock, we will record such amounts in liabilities and stockholders' equity, respectively, and will include the shares in our outstanding shares used for earnings per share calculations.

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

In connection with this settlement, Hanover recorded a pre-tax charge of approximately $42.1 million ($27.4 million after-tax), net of insurance recoveries, in its first quarter 2003 financial statements for Hanover's contribution of cash and estimated costs, 2.5 million common shares, and the contingent note.

                                             Hanover
                                           Settlement
                                           ----------
Cash ...................................... $ 30,050
Estimated fair value of note to be issued .    5,194

Common stock to be issued by Hanover .....   26,600
Legal fees and administrative costs ......    6,929
                                           --------
Total ....................................   68,773
Less insurance recoveries ................  (26,670)
                                           --------
     Net estimated litigation settlement . $ 42,103
                                           ========

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

We recorded a receivable of $26.7 million related to the expected amount of insurance recoveries and a $31.8 million long-term liability in the accompanying balance sheet pending approval by the courts and satisfaction of certain other conditions and $37.0 million in accounts payable and accrued expenses related to amounts which are expected to be paid in the next twelve months. Upon issuance of the note and common stock, we will record such amounts in liabilities and stockholders' equity, respectively, and will include the shares in our outstanding shares used for earnings per share calculations.

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

INCOME TAXES

The provision for income taxes decreased $14.9 million, or 462%, to a benefit of $11.7 million during the three months ended March 31, 2003 from a provision of $3.2 million during the three months ended March 31, 2002. The decrease resulted primarily from the corresponding decrease in income before income taxes. The effective income tax rates during the three months ended March 31, 2003 and March 31, 2002 were 31% and 40% respectively. The decrease in the effective tax rate benefit for 2003 was primarily due to the U.S. tax impact of foreign operations and the weight of foreign income to U.S. service income.

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

NET INCOME

Net income decreased by $31.6 million, or 632%, to a loss of $26.6 million during the three months ended March 31, 2003 from income of $5.0 million during the three months ended March 31, 2002 for the reasons discussed above.

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

On May 12, 2003, we reached agreement to settle the securities class actions, the ERISA class actions and the shareholder derivative actions. The final value of the settlement may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of our stock when issued and potential changes in the market conditions affecting the valuation of the note to be issued. Additionally, the settlement is contingent on confirmatory discovery, final documentation, court approval and certain other conditions. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. We are exposed to market risk on the value of our common stock to be issued by us. For every $1 change in market value of a share of our common stock, we will record a $2.5 million change in our estimate of the fair value of the stock portion of the settlement. In addition, until issued, the value of the note may change based on the fair market value of note. For every 1% change in the market borrowing rate, we will record a $0.2 million change in our estimate of the fair value of the note to be issued in the settlement.

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

In connection with this settlement, Hanover recorded a pre-tax charge of approximately $42.1 million ($27.4 million after-tax), net of insurance recoveries in its first quarter 2003 financial statements for Hanover's contribution of cash and estimated costs, 2.5 million common shares, and the contingent note.

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

                                              Hanover
                                             Settlement
                                             ----------
Cash ......................................   $ 30,050
Estimated fair value of note to be issued .      5,194
Common stock to be issued by Hanover ......     26,600
Legal fees and administrative costs .......      6,929
                                              --------
Total .....................................     68,773
Less insurance recoveries .................    (26,670)
                                              --------
      Net estimated litigation settlement .   $ 42,103
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

We recorded a receivable of $26.7 million related to the expected amount of insurance recoveries and a $31.8 million long-term liability in the accompanying balance sheet pending approval by the courts and satisfaction of certain other conditions and $37.0 million in accounts payable and accrued expenses related to amounts which are expected to be paid in the next twelve months. Upon issuance of the note and common stock, we will record such amounts in liabilities and stockholders' equity, respectively, and will include the shares in our outstanding shares used for earnings per share calculations.

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

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

     (a)  Exhibits

          10.1 Employment letter with Peter Schreck dated August 22, 2000.
               (1)[10.1]

          10.2 Employment letter with Stephen York dated March 6, 2002.
               (1)[10.2]

          32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

          32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
----------------
(1) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the first quarter of 2003, under the exhibit number indicated in brackets [ ], and incorporated by reference.


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

Date: August 5, 2003

By: /s/ Chad C. Deaton
------------------------------------------------------
     Chad C. Deaton
     President and Chief Executive Officer

Date: August 5, 2003

By: /s/ John E. Jackson
------------------------------------------------------
     John E. Jackson
     Senior Vice President and Chief Financial Officer

                      Certification of the CEO Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002


     I, Chad C. Deaton, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Hanover Compressor Company;

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


Date: August 5, 2003

By:             /s/    CHAD C. DEATON
       -----------------------------------------------
       Name:    Chad C. Deaton
       Title:   President and Chief Executive Officer
                (Principal Executive Officer)

                      Certification of the CFO Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

     I, John E. Jackson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Hanover Compressor Company;

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

Date: August 5, 2003


By:                   /s/  JOHN E. JACKSON
       --------------------------------------------------------
       Name:   John E. Jackson
       Title:  Senior Vice President
               and Chief Financial Officer
               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

      10.1 Employment letter with Peter Schreck dated August 22, 2000.(1)[10.1]

      10.2 Employment letter with Stephen York dated March 6, 2002.(1)[10.2]

      32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

      32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
----------------
(1) Such exhibit previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the first quarter of 2003, under the exhibit number indicated in brackets [ ], and incorporated by reference.