Form 10-Q
period 2003-06-30
HANOVER COMPRESSOR CO /
filed 2003-08-13
CIK 909413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO                 .

Commission File No. 1-13071

Hanover Compressor Company

(Exact name of registrant as specified in its charter)

Delaware	76-0625124
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12001 North Houston Rosslyn, Houston, Texas 77086

(Address of principal executive offices)

(281) 447-8787

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☑     No  ☐

Number of shares of the Common Stock of the registrant outstanding as of August 8, 2003: 81,549,118 shares.

Part I. Financial Information

ITEM 1.	FINANCIAL STATEMENTS

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except for par value and share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,754	$19,011
Restricted cash—securities settlement escrow	29,526	—
Accounts receivable, net of allowance of $7,492 and $5,162	217,138	211,722
Inventory, net	159,378	166,004
Costs and estimated earnings in excess of billings on uncompleted contracts	59,926	57,346
Prepaid taxes	8,579	7,664
Assets held for sale	61,421	69,408
Other current assets	39,237	49,933

Total current assets	589,959	581,088
Property, plant and equipment, net	1,184,807	1,167,675
Goodwill, net	182,982	180,519
Intangible and other assets	71,380	74,058
Investments in non-consolidated affiliates	162,016	150,689

Total assets	$2,191,144	$2,154,029

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$45,009	$33,741
Accounts payable, trade	62,262	72,637
Accrued liabilities	148,551	189,639
Advance billings	31,911	36,156
Liabilities held for sale	22,762	22,259
Billings on uncompleted contracts in excess of costs and estimated earnings	13,881	14,571

Total current liabilities	324,376	369,003
Long-term debt	592,895	521,203
Other liabilities	168,798	137,332
Deferred income taxes	98,152	112,472

Total liabilities	1,184,221	1,140,010

Commitments and contingencies (Note 8)
Minority interest	203	143
Mandatorily redeemable convertible preferred securities	86,250	86,250
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 81,725,387 and 80,815,209 shares issued, respectively	82	81
Additional paid-in capital	846,908	841,657
Deferred employee compensation—restricted stock grants	(1,576)	(2,285)
Accumulated other comprehensive loss	(421)	(13,696)
Retained earnings	77,802	104,194
Treasury stock—253,115 common shares, at cost	(2,325)	(2,325)

Total common stockholders’ equity	920,470	927,626

Total liabilities and common stockholders’ equity	$2,191,144	$2,154,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Domestic rentals	$80,256	$82,324	$158,905	$168,458
International rentals	51,014	46,960	102,454	89,697
Parts, service and used equipment	34,976	62,938	72,746	125,229
Compressor and accessory fabrication	36,420	32,443	57,800	58,501
Production and processing equipment fabrication	65,810	31,617	145,950	64,749
Equity in income of non-consolidated affiliates	6,412	5,214	9,292	10,146
Other	1,476	724	2,904	966

	276,364	262,220	550,051	517,746

Expenses:
Domestic rentals	30,648	27,639	61,494	57,512
International rentals	14,905	13,188	29,925	25,989
Parts, service and used equipment	26,011	55,508	50,474	108,668
Compressor and accessory fabrication	32,965	28,241	51,603	50,640
Production and processing equipment fabrication	60,145	27,536	129,707	56,073
Selling, general and administrative	40,222	38,155	79,494	70,875
Foreign currency translation	(573)	197	(200)	12,878
Change in fair value of derivative financial instruments	(2,179)	977	(4,139)	(1,033)
Provision for estimated cost of litigation settlement	1,650	—	43,753	—
Other	(862)	14,626	505	14,837
Depreciation and amortization	36,109	27,301	70,687	51,596
Leasing expense	23,341	23,946	47,994	46,874
Interest expense	10,693	9,174	21,247	17,436
Goodwill impairment	—	47,500	—	47,500
Distributions on mandatorily redeemable convertible preferred securities	1,594	1,594	3,187	3,187

	274,669	315,582	585,731	563,032

Income (loss) from continuing operations before income taxes	1,695	(53,362)	(35,680)	(45,286)
Provision for (benefit from) income taxes	1,222	(2,014)	(10,523)	1,232

Income (loss) from continuing operations	473	(51,348)	(25,157)	(46,518)
Income (loss) from discontinued operations, net of tax	(58)	(10)	417	194
Loss from write downs of discontinued operations, net of tax	(208)	(3,883)	(1,652)	(3,883)

Net income (loss)	$207	$(55,241)	$(26,392)	$(50,207)

Diluted net income (loss) per share:
Net income (loss)	$207	$(55,241)	$(26,392)	$(50,207)
Loss from discontinued operations, including write downs, net of tax	266	3,893	1,235	3,689

Net income (loss) for purposes of computing diluted net income (loss) per share from continuing operations	$473	$(51,348)	$(25,157)	$(46,518)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.65)	$(0.31)	$(0.59)
Loss from discontinued operations, including write downs	(0.01)	(0.05)	(0.02)	(0.04)

Net income (loss)	$—	$(0.70)	$(0.33)	$(0.63)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.65)	$(0.31)	$(0.59)
Loss from discontinued operations, including write downs	(0.01)	(0.05)	(0.02)	(0.04)

Net income (loss)	$—	$(0.70)	$(0.33)	$(0.63)

Weighted average common and equivalent shares outstanding:
Basic	80,804	79,382	80,620	79,288

Diluted	82,004	79,382	80,620	79,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$207	$(55,241)	$(26,392)	$(50,207)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	262	(4,457)	688	(2,498)
Foreign currency translation adjustment	9,277	2,640	12,587	2,644

Comprehensive income (loss)	$9,746	$(57,058)	$(13,117)	$(50,061)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(26,392)	$(50,207)
Adjustments:
Depreciation and amortization	70,687	51,596
Amortization of debt issuance costs and debt discount	60	60
Loss from discontinued operations, net of tax	1,235	3,689
Bad debt expense	2,030	2,348
Gain on sale of property, plant and equipment	(819)	(1,420)
Equity in income of non-consolidated affiliates, net of dividends received	(9,189)	(4,908)
Loss on investments and charges for non-consolidated affiliates	—	12,625
Gain on derivative instruments	(4,139)	(1,033)
Provision for inventory impairment and reserves	2,091	6,100
Provision for estimated cost of litigation settlement, in excess of cash paid	40,899	—
Goodwill impairment	—	47,500
Restricted stock compensation expense	339	85
Pay-in-kind interest on Schlumberger notes	10,751	11,971
Deferred income taxes	(15,186)	(2,711)
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(10,755)	46,072
Inventory	3,305	(8,371)
Costs and estimated earnings versus billings on uncompleted contracts	8,827	17,271
Accounts payable and other liabilities	(31,873)	(52,625)
Advance billings	(5,369)	1,289
Other	7,384	(7,463)

Net cash provided by continuing operations	43,886	71,868
Net cash provided by discontinued operations	1,882	3,585

Net cash provided by operating activities	45,768	75,453

Cash flows from investing activities:
Capital expenditures	(76,830)	(142,830)
Payments for deferred lease transaction costs	(1,303)	(412)
Proceeds from sale of property, plant and equipment	8,916	37,780
Cash used for business acquisitions, net	—	(9,278)
Cash returned from non-consolidated affiliates	—	460

Net cash used in continuing operations	(69,217)	(114,280)
Net cash provided by (used in) discontinued operations	4,834	(9,163)

Net cash used in investing activities	(64,383)	(123,443)

Cash flows from financing activities:
Net borrowings on revolving credit facility	5,500	66,000
Payments for debt issue costs	(823)	(275)
Proceeds from warrant conversions and stock options exercised	2,899	820
Proceeds from employee stock purchase	—	264
Net borrowings (repayments) of other debt	6,932	(1,187)
Proceeds from employee stockholder notes	—	25

Net cash provided by continuing operations	14,508	65,647
Net cash used in discontinued operations	(762)	(3)

Net cash provided by financing activities	13,746	65,644

Effect of exchange rate changes on cash and equivalents	612	(196)

Net increase (decrease) in cash and cash equivalents	(4,257)	17,458
Cash and cash equivalents at beginning of period	19,011	23,191

Cash and cash equivalents at end of period	$14,754	$40,649

Acquisitions of businesses:
Property, plant and equipment acquired	$—	$7,400

Other assets acquired, net of cash acquired	$—	$1,785

Liabilities assumed	$—	$93

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hanover Compressor Company (“Hanover”, “we”, “us”, “our” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of Hanover for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. These interim results are not necessarily indicative of results for a full year.

Earnings Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options and warrants to purchase common stock, restricted stock, convertible senior notes and mandatorily redeemable preferred securities, unless their effect would be anti-dilutive.

The table below indicates the potential common shares issuable which were included in computing the dilutive potential common shares used in dilutive earnings (loss) per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding—used in basic earnings (loss) per common share	80,804	79,382	80,620	79,288
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	1,200	**	**	**
On exercise of warrants	**	**	**	**
On conversion of mandatorily redeemable convertible preferred securities	**	**	**	**
On conversion of convertible senior notes	**	**	**	**

Weighted average common shares and dilutive potential common shares— used in dilutive earnings (loss) per common share	82,004	79,382	80,620	79,288

**	Excluded from diluted earnings (loss) per common share as the effect would have been anti-dilutive.

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	—	2,857	1,248	2,917
On exercise of options-exercise price greater than average market value at end of period	4,117	290	4,142	290
On exercise of warrants	4	4	4	4
On conversion of mandatorily redeemable convertible preferred securities	4,825	4,825	4,825	4,825
On conversion of convertible senior notes	4,370	4,370	4,370	4,370

	13,316	12,346	14,589	12,406

Stock-Based Compensation

Certain of our employees participate in stock option plans that provide for the granting of options to purchase Hanover common shares. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) Hanover measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The following pro forma net income (loss) and earnings (loss) per share data illustrates the effect on net income (loss) and net earnings (loss) per share if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$207	$(55,241)	$(26,392)	$(50,207)
Add back: Restricted stock grant expense, net of tax	169	85	339	85
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(423)	(467)	(821)	(821)

Pro forma net loss	$(47)	$(55,623)	$(26,874)	$(50,943)

Income (loss) per share:
Basic, as reported	$0.00	$(0.70)	$(0.33)	$(0.63)
Basic, pro forma	$0.00	$(0.70)	$(0.33)	$(0.64)
Diluted, as reported	$0.00	$(0.70)	$(0.33)	$(0.63)
Diluted, pro forma	$0.00	$(0.70)	$(0.33)	$(0.64)

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2003 financial statement classification. These reclassifications have no impact on net income. See Note 12 for a discussion of discontinued operations.

2.    BUSINESS ACQUISITIONS AND COMBINATIONS

2002 Acquisitions

In July 2002, we increased our ownership of Belleli Energy S.r.l. (“Belleli”), an Italian-based engineering, procurement and construction company that engineers and manufactures desalination plants and heavy wall reactors for refineries and processing plants for use primarily in Europe and the Middle

East, to 40.3% from 20.3% by converting a $4.0 million loan, together with the accrued interest thereon, to Belleli into additional equity ownership. In November 2002, we increased our ownership to 51% by exchanging a $9.4 million loan, together with the accrued interest thereon, to the other principal owner of Belleli for additional equity ownership and began consolidating the results of Belleli’s operations.

We are in the process of completing our valuation of Belleli’s intangible assets. In connection with our increase in ownership in November 2002, we had certain rights to purchase the remaining interest in Belleli and the right to market the entire company to a third party. In August 2003, we exercised our option to purchase the remaining interest. (See Note 13.) During 2002, we also purchased certain operating assets of Belleli for approximately $22.4 million from a bankruptcy estate and leased these assets to Belleli for approximately $1.2 million per year, for seven years, for use in its operations.

In July 2002, we acquired a 92.5% interest in Wellhead Power Gates, LLC (“Gates”) for approximately $14.4 million and had loaned approximately $6 million to Gates prior to our acquisition. Gates is a developer and owner of a forty-six megawatt cycle power facility in Fresno County, California. This investment is accounted for as a consolidated subsidiary and has been classified as an asset held for sale and its operating results are reported in income (loss) from discontinued operations. See Note 12 for a discussion of discontinued operations.

In July 2002, we acquired a 49.0% interest in Wellhead Power Panoche, LLC (“Panoche”) for approximately $6.8 million and had loaned approximately $5.0 million to Panoche prior to the acquisition of our interest. Panoche is a developer and owner of a forty-nine megawatt cycle power facility in Fresno County, California, which is under contract with California Department of Water Resources. This investment has been classified as an asset held for sale and the equity income (loss) from this non-consolidated subsidiary is reported in income (loss) from discontinued operations. See Note 12 for a discussion of discontinued operations.

In July 2002, we acquired certain assets of Voyager Compression Services, LLC a natural gas compression services company located in Gaylord, Michigan, for approximately $2.5 million in cash.

3.    INVENTORIES

Inventory consisted of the following amounts (in thousands):

	June 30, 2003	December 31, 2002
Parts and supplies	$121,061	$114,833
Work in progress	28,407	37,790
Finished goods	9,910	13,381

	$159,378	$166,004

As of June 30, 2003 and December 31, 2002 we had inventory reserves of approximately $16.4 million and $14.2 million, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Compression equipment, plants and related facilities and other rental assets	$1,302,040	$1,261,241
Land and buildings	89,589	86,732
Transportation and shop equipment	77,422	75,443
Other	38,370	31,888

	1,507,421	1,455,304
Accumulated depreciation	(322,614)	(287,629)

	$1,184,807	$1,167,675

5.    DEBT

Debt consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Bank credit facility	$162,000	$156,500
4.75% convertible senior notes due 2008	192,000	192,000
Schlumberger note, interest at 13.5%	—	167,096
Schlumberger note, zero coupon accreting interest at 11.0%, due 2007	175,830	—
PIGAP note, interest at 6.0%, due 2053	58,873	—
Real estate mortgage, interest at 3.1%, collateralized by certain land and buildings, payable through September 2004	3,083	3,250
Belleli—factored receivables	23,577	15,970
Belleli—revolving credit facility	15,982	11,964
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	6,559	8,164

	637,904	554,944
Less—current maturities	(45,009)	(33,741)

Long-term debt	$592,895	$521,203

Our bank credit facility as amended and restated to date provides for a $350 million revolving credit facility that matures on November 30, 2004. Advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (3.7% and 3.2% weighted average interest rate at June 30, 2003 and December 31, 2002, respectively). A commitment fee based upon a percentage of the average available commitment is payable quarterly to the lenders participating in the bank credit facility. The fee ranges from 0.25% to 0.50% per annum and fluctuates with our consolidated leverage ratio. In addition to the drawn balance on the bank credit facility, as of June 30, 2003, we had $70.1 million in letters of credit outstanding under our bank credit facility. The bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. Giving effect to the covenant limitations in our bank credit facility, as amended to date, the availability under the bank credit facility at June 30, 2003 was approximately $117.9 million. The bank credit facility also limits the payment of cash dividends on our common stock to 25% of net income for the period from December 2001 through November 30, 2004.

In February 2003, we executed an amendment to our bank credit facility and the compression equipment leases that we entered into in 1999 and 2000. The amendment, which was effective December 31, 2002, modifies certain financial covenants to allow us greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment would increase the commitment fee under the bank credit facility by 0.125% and increase the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in our interest cost as a result of the amendment will depend on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and pledged 66% of the equity interest in certain of Hanover’s foreign subsidiaries. In consideration for obtaining the amendment, we paid approximately $1.8 million to the lenders under these agreements. We also agreed to a restriction on our capital expenditures during 2003, which under the amendment cannot exceed $200 million.

In November 2002, we increased our ownership in Belleli to 51%. (See Note 2.) In August 2003, we exercised our option to purchase the remaining interest not owned by us. (See Note 13.) Belleli has financed its operations through the factoring of its receivables. Such factoring is typically short term in nature and at June 30, 2003 bore interest at a weighted average rate of 3.95%. In addition, Belleli’s revolving credit facilities bore interest at a weighted average rate of 4.0% and 3.0% at June 30, 2003 and December 31, 2002, respectively. These revolving credit facilities expire in September and December of 2003 and are secured by letters of credit issued and outstanding under Hanover’s bank credit facility of $7.7 million as of June 30, 2003.

In January 2003, we gave notice of our intent to exercise our right to put our interest in the PIGAP II joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. Hanover acquired its interest in PIGAP II as part of its purchase of Production Operators Corporation and related assets (“POC”) from Schlumberger in August 2001. PIGAP II is a joint venture, currently owned 70% by a subsidiary of The Williams Companies Inc. and 30% by Hanover, which operates a natural gas compression facility in Venezuela.

On May 14, 2003, we entered into an agreement with Schlumberger to terminate our right to put our interest in the PIGAP II joint venture to Schlumberger. On that date we also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from us in August 2001 as part of the purchase price for the acquisition of POC. As a result, we retained our ownership interest in PIGAP II.

A comparison of the primary financial terms of the original $150 million subordinated note and the restructured note are shown in the table below.

Primary Financial Term	Restructured Note	Original Note
Principal Outstanding at March 31, 2003:	$171 million	$171 million

Maturity:	March 31, 2007	December 31, 2005

Interest Rate:	Zero coupon accreting at 11.0% fixed	13.5%, 14.5% beginning March 1, 2004, 15.5% beginning March 1, 2005

Schlumberger First Call Rights on Hanover Equity Issuance:	None	Schlumberger had first call on any Hanover equity offering proceeds

Call Provision:	Hanover cannot call the Note prior to March 31, 2006	Callable at any time

As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. Under the restructured terms, the maturity of the restructured note has been extended to March 31, 2007, from the original maturity of December 31, 2005. The note will be a zero coupon note with original issue discount accreting at 11.0% for its remaining life, up to a total principal amount of $262.6 million payable at maturity. The note will accrue an additional 2.0% interest upon the occurrence and during the continuance of an event of default under the note. The note will also accrue an additional 3.0% interest if Hanover’s consolidated leverage ratio, as defined in the note agreement, exceeds 5.18 to 1.0 as of the end of two consecutive fiscal quarters. Notwithstanding the foregoing, the note will accrue additional interest of a total of 3.0% if both of the previously mentioned circumstances occur. The note also contains a covenant that limits our ability to incur additional indebtedness if Hanover’s consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions. Schlumberger will no longer have a first call on any proceeds from the issuance of any shares of capital stock or other equity interests by Hanover and the note is not callable by Hanover until March 31, 2006. As agreed upon with Schlumberger, Hanover has agreed to bear the cost of and has filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the restructured note by Schlumberger.

Also on May 14, 2003, we agreed with Schlumberger Surenco, an affiliate of Schlumberger Technology Corporation, to the modification of the repayment terms of a $58 million obligation which was accrued as a contingent liability on our balance sheet since the acquisition of POC and was associated with the PIGAP II joint venture. The obligation was converted into a non-recourse promissory note (“PIGAP Note”) payable by Hanover Cayman Limited, our indirect wholly-owned consolidated subsidiary, with a 6% interest rate compounding semi-annually until maturity in December 2053. It is payable only from distributions received from the PIGAP II joint venture. Should no distributions from the PIGAP II joint venture be available at the time of an interest payment, accrued interest will be added to the principal balance of the PIGAP Note. Payments will first be applied to accrued interest and then to principal. We are required to make payments under the PIGAP Note equal to the distributions we receive from the PIGAP II joint venture until the PIGAP Note has been paid in full.

For financial accounting purposes, the above described changes to the restructured subordinated note and PIGAP Note are not considered an extinguishment of debt, but will be accounted for as debt modifications which resulted in no income or expense recognition related to the transaction.

6.    ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Accrued salaries, bonuses and other employee benefits	$28,183	$21,024
Accrued income and other taxes	19,869	24,095
Accrued leasing expense	22,596	23,465
Additional purchase price for POC	—	60,740
Current portion of hedge instruments	12,939	16,082
Litigation settlement accrual	37,106	—
Accrued other	27,858	44,233

	$148,551	$189,639

The decrease of $60.7 million for the additional purchase price for POC is due to the reclassification of a $58 million contingent liability and accrued interest associated with the PIGAP II joint venture that was restructured into the PIGAP Note. (See Note 5.)

7.    ACCOUNTING FOR DERIVATIVES

We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which were outstanding at June 30, 2003 with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001; however, they were extended for an additional two years at the option of the counterparty and expired in July 2003. The difference paid or received on the swap transactions is recorded as an accrued lease liability and is recognized in leasing expense. During the six months ended June 30, 2003 and 2002, we recognized an unrealized gain of approximately $4.1 million and $1.0 million, respectively, related to the change in the fair value of these interest rate swaps in our statement of operations because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At June 30, 2003, we had approximately $0.5 million in accrued current liabilities with respect to the fair value adjustment related to these interest rate swaps. The fair value of these interest rate swaps fluctuated with changes in interest rates over their terms and the fluctuations were recorded in our statement of operations.

During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Strike Rate	Notional Amount
March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the six months ended June 30, 2003 and 2002, we recorded income of approximately $1.1 million and a loss of $3.8 million, respectively, related to these three swaps, ($0.7 million and $2.5 million, net of tax) in other comprehensive income. As of June 30, 2003, a total of approximately $12.4 million was recorded in current liabilities and approximately $9.5 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

8.    COMMITMENTS AND CONTINGENCIES

Hanover has issued the following guarantees which are not recorded on our accompanying balance sheet:

	Term	Maximum Potential Undiscounted Payments as of June 30, 2003
		(in thousands)
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2003	12,250
El Furrial (1)	2013	42,028
Other:
Leased compression equipment residual value	2004-2011	881,299
Performance guarantees through letters of credit (2)	2003-2007	36,160
Standby letters of credit	2003-2004	33,939
Bid bonds and performance bonds (2)	2003-2007	70,271

(1)	We have guaranteed the amount included above, which is a percentage of the debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.
(2)	We have issued guarantees to third parties to ensure performance of our obligations some of which may be fulfilled by third parties.

As part of the POC acquisition purchase price, Hanover may be required to make a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover over the next 15 years. To date we have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.

Litigation and Securities and Exchange Commission Investigation

Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Southern District of Texas. These class actions were consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O’Connor. The complaints asserted various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel.

On January 24, 2003, Plumbers & Steamfitters, Local 137 Pension Fund and John Petti filed a putative securities class action against PricewaterhouseCoopers LLP, which is Hanover’s auditor. The alleged class was all persons who purchased the equity or debt securities of Hanover from March 8, 2000 through and including October 23, 2002. On February 13, 2003, the court consolidated this action with Civil Action No. H-02-0410 described above.

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

Plaintiff	Defendants	Civil Action No.	Court	Date Instituted
Harbor Finance Partners, Derivatively on behalf of Hanover Compressor Company	Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Robert R. Furgason, Melvyn N. Klein, Michael A. O’Connor, and Alvin V. Shoemaker, Defendants and Hanover Compressor Company, Nominal Defendant	H-02-0761	United States District Court for the Southern District of Texas	03/01/02

Coffelt Family, LLC, derivatively on behalf of Hanover Compressor Company	Michael A. O’Connor, Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Melvyn N. Klein, Alvin V. Shoemaker, and Robert R. Furgason, Defendants and Hanover Compressor Company, Nominal Defendant	19410-NC	Court of Chancery for the State of Delaware State Court in New Castle County	02/15/02

Motions are currently pending for appointment of lead counsel in the consolidated derivative actions in the Southern District of Texas.

On and after March 26, 2003, three plaintiffs filed separate putative class actions collectively against Hanover, Michael McGhan, Michael O’Connor, William Goldberg and Chad Deaton (and other purportedly unknown defendants) in the United States District Court for the Southern District of Texas. The alleged class is comprised of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action seeks relief under the Employee Retirement Income Security Act (ERISA) based upon Hanover’s and the individual defendants’ alleged mishandling of Hanover’s 401(k) Plan. The three ERISA putative class actions are entitled: Kirkley v. Hanover, Case No. H-03-1155; Angleopoulos v. Hanover, Case No. H-03-1064; and Freeman v. Hanover, Case No. H-03-1095.

On May 12, 2003, Hanover reached agreement, subject to court approval, to settle the securities class actions, the ERISA class actions and the shareholder derivative actions described above. The terms of the proposed settlement provide for Hanover to: (i) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (ii) issue 2.5 million shares of common stock, and (iii) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but can be extinguished (with no monies owing under it) if Hanover’s common stock trades at or above the average price of $12.25 for 15 consecutive days at any time between March 31, 2004 and March 31, 2007. As part of the settlement, Hanover has also agreed to implement corporate governance enhancements, including allowing large shareholders to participate in the process to appoint two independent directors to Hanover’s Board. The Company’s auditor, PricewaterhouseCoopers LLP, is not a party to the settlement and will continue to be a defendant in the consolidated securities class action.

GKH Investments, L.P. and GKH Private Limited (collectively “GKH”) which together own approximately ten percent of Hanover’s outstanding common stock and which sold shares in the Company’s March 2001 secondary offering of common stock are parties to the proposed settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the proposed settlement provide for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources.

In connection with this settlement, Hanover initially recorded a pre-tax charge of approximately $68.7 million ($54.0 million after tax) in its first quarter 2003 financial statements. This charge included approximately $42.1 million ($27.4 million after tax), net of insurance recoveries, for Hanover’s contribution of cash and estimated costs, 2.5 million common shares, and the contingent note. The charge also included approximately $26.6 million, without tax benefit, for 2.5 million Hanover common shares to be funded by GKH. Because this settlement could be considered to be a related party transaction as defined in SEC Staff Accounting Bulletin 5-T, the fair value of the Hanover shares to be paid by GKH was recorded as an expense in Hanover’s statement of operations.

As discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2003, we planned to seek guidance from the Office of the Chief Accountant of the SEC to determine whether the Hanover common shares provided by GKH should be recorded as an expense by Hanover. After the submission of a detailed letter and discussions with the SEC Staff, the Staff informed us that it would not object to GKH’s portion of the settlement not being considered a related party transaction as defined in SEC Staff Accounting Bulletin 5-T. Accordingly, the $26.6 million charge related to the 2.5 million Hanover common shares being paid by GKH could be reversed from our first quarter 2003 financial statements.

On August 5, 2003, the Company filed an amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2003 to amend its first quarter 2003 financial statements to exclude the $26.6 million charge related to the 2.5 million common shares being funded by GKH. As a result, in its first quarter 2003 financial statements, as amended, the Company recorded a pre-tax charge of approximately $42.1 million ($27.4 million after tax), net of insurance recoveries, for Hanover’s contribution of cash and estimated costs, 2.5 million Hanover common shares, and the contingent note.

In addition, in the second quarter of 2003, the Company adjusted its estimate of the settlement and recorded an additional $1.7 million charge due to the change in the value of Hanover’s common stock from May 14 to June 30, 2003.

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

	Amended First Quarter Estimated Settlement	Second Quarter Adjustment To Estimated Settlement	Total
Cash	$30,050	$—	$30,050
Estimated fair value of note to be issued	5,194	—	5,194
Common stock to be issued by Hanover	26,600	1,650	28,250
Legal fees and administrative costs	6,929	—	6,929

Total	68,773	1,650	70,423
Less insurance recoveries	(26,670)	—	(26,670)

Net estimated litigation settlement	$42,103	$1,650	$43,753

The $5.2 million estimated fair value of the note to be issued was based on the present value of the future cash flows discounted at borrowing rates currently available for debt with similar terms and maturities. Utilizing a market-borrowing rate of 11%, the principal value and stipulated interest rate required by the note of 5% per annum, an estimated discount of $1.5 million was computed on the note to be issued. Upon the issuance of the note, the discount will be amortized to interest expense over the term of the note. Because the note could be extinguished without a payment (if Hanover’s common stock trades at or above the average price of $12.25 for 15 consecutive days at any time between March 31, 2004 and March 31, 2007), we will be required to record an asset in future periods for the value of the embedded derivative, as required by SFAS 133, when the note is issued. This asset will be marked to market in future periods with any increase or decrease included in our statement of operations.

As of June 30, 2003, our accompanying balance sheet includes a $33.5 million long-term liability pending approval by the courts and satisfaction of certain other conditions and $37.1 million in accrued liabilities related to amounts which are expected to be paid in the next twelve months. During the second quarter, the $26.7 million receivable from the insurance carriers and $2.8 million of our portion of the cash settlement was paid into an escrow fund and is included in the accompanying balance sheet as restricted cash. Upon issuance of the note and common stock, we will record such amounts in liabilities and stockholders’ equity, respectively, and will include the shares in our outstanding shares used for earnings per share calculations.

The final value of the settlement may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of our common stock when issued and potential changes in the market conditions affecting the valuation of the note to be issued. Additionally, the settlement is contingent on confirmatory discovery, final documentation, court approval and certain other conditions. Accordingly, we will revalue our estimate of the cost of the settlement on a quarterly basis and at the time the securities are issued.

On May 13, 2003, Hanover moved to consolidate all of the ERISA actions and the consolidated shareholder derivative action into the consolidated securities class action. This motion was denied with respect to the ERISA actions on July 15, 2003 without prejudice to reurging. On July 22, 2003, Hanover filed an unopposed motion reurging the court to consolidate for settlement purposes, the ERISA actions into the consolidated securities class action. By order dated August 1, 2003, the court granted the unopposed motion and consolidated the ERISA actions into the federal securities actions for settlement purposes. In addition, Hanover and the other defendants in the actions, together with the plaintiffs that entered into the settlement, filed a motion in the consolidated securities action which has been granted, pursuant to which the parties have agreed to seek preliminary approval of the court for the settlement by September 29, 2003.

On July 18, 2003, the parties entered into an Amended Memorandum of Understanding which did not alter the aggregate amount to be paid under the settlement described above, but in which the counsel for the named plaintiffs in the Angleopoulos and the Freeman ERISA class actions agreed to become parties to the settlement. As partial consideration therefore, it was agreed that an additional $0.8 million (for a total of $1.8 million) from the settlement fund that was previously designated for relief for the securities class actions would be reallocated to provide relief in connection with the ERISA class actions.

The settlement is subject to court approval and could be the subject of an objection by shareholders as well as from plaintiff’s counsel to Harbor Finance in the shareholder derivative action who was not a signatory to the agreement reached among the remaining parties.

On November 14, 2002, the SEC issued a Formal Order of Private Investigation relating to the matters involved in the restatements of our financial statements. We are cooperating fully with the Fort Worth District Office Staff of the SEC. It is too soon to determine whether the outcome of this investigation will have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

As of June 30, 2003, we had incurred approximately $12.2 million in legal related expenses in connection with the internal investigations, the putative class action securities lawsuits, the derivative lawsuit and the SEC investigation. Of this amount, we incurred approximately $2.0 million on behalf of officers and directors in connection with the above-named proceedings. We intend to pay the litigation costs of our officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover’s certificate of incorporation and bylaws. We expect to incur approximately $6.8 million in additional legal fees and administrative expenses in connection with the settlement of the securities-related litigation.

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

9.    RELATED PARTY TRANSACTIONS

In connection with the restatements announced by Hanover in 2002, certain present and former officers and directors have been named as defendants in putative stockholder class actions, stockholder derivative actions and have been involved with the investigation being conducted by the Staff of the SEC. Pursuant to the indemnification provisions of Hanover’s articles of incorporation and bylaws, we paid legal fees on behalf of certain employees, officers and directors involved in these proceedings. In this connection, expenses incurred on behalf of indemnified officers and directors during 2002 and the first six months of 2003 totaled $1.1 million and $0.9 million, respectively, in the aggregate.

During 2002, $0.4 million was incurred on behalf of former director and officer William S. Goldberg; and $0.3 million was incurred on behalf of former director and officer Michael J. McGhan; $0.1 million was incurred on behalf of former officer Charles D. Erwin; and $0.1 million was incurred on behalf of former officer Joe S. Bradford; $0.1 million was incurred on behalf of directors Ted Collins, Jr., Robert R. Furgason, Rene Huck, Melvyn N. Klein, Michael A. O’Connor, and Alvin V. Shoemaker, who were elected prior to 2002; and $0.1 million was incurred on behalf of directors I. Jon Brumley, Victor E. Grijalva, and Gordon T. Hall who were elected during 2002.

During 2003, $0.2 million was incurred on behalf of former director and officer William S. Goldberg; and $0.1 million was incurred on behalf of former director and officer Michael J. McGhan; $0.1 million was incurred on behalf of former officer Charles D. Erwin; and $0.1 million was incurred on behalf of directors Ted Collins, Jr., Robert R. Furgason, Rene Huck, Melvyn N. Klein, Michael A. O’Connor, and Alvin V. Shoemaker, who were elected prior to 2002; and $0.5 million was incurred on behalf of various officers of the Company.

In 2001, the Company advanced cash of $2.2 million in return for promissory notes to Michael J. McGhan, Hanover’s former president and chief executive officer who resigned August 1, 2002. The notes bore interest at 4.88%, matured on April 11, 2006, and were collateralized by personal real estate and Hanover common stock with full recourse. On May 19, 2003, Mr. McGhan paid in full the $2.2 million loan together with the applicable accrued interest.

On May 14, 2003, Hanover entered into agreements with Schlumberger to terminate our right to put our interest in the PIGAP II joint venture, to restructure a $150 million subordinated promissory note and to modify the repayment terms of a $58 million obligation. (See Note 5.)

On July 30, 2003, the Company’s subsidiary, Hanover Compression Limited Partnership (“HCLP”) entered into a Membership Interest Redemption Agreement pursuant to which its 10% interest in Energy Transfer Group, LLC (“ETG”) was redeemed and as a result HCLP withdrew as a member of ETG. In consideration for the surrender of HCLP’s 10% membership interest in ETG, pursuant to a Partnership Interest Purchase Agreement dated as of July 30, 2003, subsidiaries of ETG sold to subsidiaries of the Company their entire 1% interest in Energy Transfer Hanover Ventures, L.P. (“Energy Ventures”). As a result of the transaction, the Company now owns, indirectly, 100% of Energy Ventures. The Company’s 10% interest in ETG was carried on the Company’s books for no value. Ted Collins, Jr., a Director of the Company, owns 100% of Azalea Partners, which in turn owns 13% of ETG.

10.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement was effective for Hanover on January 1, 2003. The adoption of this new standard did not have a material impact on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard which had no material effect on our consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. We adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002, which had no material effect on our financial statements. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. We are currently evaluating the impact of adoption of EITF 00-21 on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on our consolidated results of operations, cash flow or financial position.

In December 2002, the FASB issued Statement of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions which are included within these financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will require us to include in our consolidated financial statements the special purpose entities that lease compression equipment to us beginning in July 2003. If these special purpose entities had been consolidated in Hanover’s financial statements as of June 30, 2003, Hanover would add approximately $1,031 million in compressor equipment and approximately $1,140 million in debt to our balance sheet and reverse $109 million of deferred gains that were recorded on our balance sheet as a result of the sale and leaseback transactions. In addition, Hanover will record depreciation expense on the compression equipment for prior periods (net of tax) as part of the cumulative effect of the adoption of FIN 46 and will record depreciation expense in future periods. We will also record the payments made under our compression equipment leases as interest expense. We are currently evaluating the impact of recording depreciation for prior periods. For the quarter ending September 30, 2003, we expect to record a cumulative effect from the adoption of FIN 46 to record prior period depreciation of the compression equipment which will result in a corresponding reduction in our net income and stockholders’ equity. Additionally, we estimate that we will record approximately $15 to $20 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will record the lease expense as interest expense in future periods.

We have a consolidated subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding with a liquidation value of $86.3 million. These securities are reported on our balance sheet as Mandatorily Redeemable Convertible Preferred Securities. The trust may be a variable interest entity under FIN 46 because we only have a limited ability to make decisions about its activities and we may not be the primary beneficiary of the trust. If the trust is a variable interest entity under FIN 46, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust may no longer be reported on our balance sheet. Instead, we would report as a liability our subordinated notes payable to the trust. These intercompany notes have previously been eliminated in our consolidated financial statements. Distributions on the Mandatorily Redeemable Preferred Securities would no longer be reported on our statements of operations, but interest on the notes would be recorded as interest expense. The above described changes on our balance sheet and statements of operations would essentially be reclassifications. We are evaluating whether we will be required to make these reclassifications and other FIN 46 changes, if any, effective July 1, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. We are currently evaluating the impact of adoption of SFAS 149 on our consolidated results of operations, cash flow or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated results of operations, cash flow or financial position.

11.    REPORTABLE SEGMENTS

We manage our business segments primarily based upon the type of product or service provided. We have five principal industry segments: Domestic Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; and Production and Processing Equipment Fabrication. The Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services, to full operation of a customer’s owned assets and surface equipment. In addition, sales of used equipment are included in our Parts, Service and Used Equipment segment. The Compressor and Accessory Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production and treating of crude oil and natural gas and engineering, procurement and construction of desalination plants.

We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, distributions on mandatorily redeemable convertible preferred securities, change in value of derivative instruments, provision for estimated cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other” include equity in income of nonconsolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost, except for compressor fabrication sales which are accounted for on an arms length basis. Intersegment sales and any resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly.

The following tables present sales and other financial information by industry segment for the three months ended June 30, 2003 and 2002.

	Domestic rentals	International rentals	Parts, service and used equipment	Compressor fabrication	Production equipment fabrication	Other	Eliminations	Consolidated
	(in thousands)
June 30, 2003:
Revenues from external customers	$80,256	$51,014	$34,976	$36,420	$65,810	$7,888	$—	$276,364
Intersegment sales	—	5,921	13,465	2,691	10,968	—	(33,045)	—

Total revenues	80,256	56,935	48,441	39,111	76,778	7,888	(33,045)	276,364

Gross profit	49,608	36,109	8,965	3,455	5,665	7,888	—	111,690
Identifiable assets	725,605	832,015	76,344	93,824	257,060	206,296	—	2,191,144

June 30, 2002:
Revenues from external customers	$82,324	$46,960	$62,938	$32,443	$31,617	$5,938	$—	$262,220
Intersegment sales	—	375	23,947	13,670	3,408	2,308	(43,708)	—

Total revenues	82,324	47,335	86,885	46,113	35,025	8,246	(43,708)	262,220

Gross profit	54,685	33,772	7,430	4,202	4,081	5,938	—	110,108
Identifiable assets	851,866	748,083	143,529	108,658	145,492	218,997	—	2,216,625
The following tables present sales and other financial information by industry segment for the six months ended June 30, 2003 and 2002.
	Domestic rentals	International rentals	Parts, service and used equipment	Compressor fabrication	Production equipment fabrication	Other	Eliminations	Consolidated
	(in thousands)
June 30, 2003:
Revenues from external customers	$158,905	$102,454	$72,746	$57,800	$145,950	$12,196	$—	$550,051
Intersegment sales	—	9,235	40,573	4,621	12,985	—	(67,414)	—

Total revenues	158,905	111,689	113,319	62,421	158,935	12,196	(67,414)	550,051

Gross profit	97,411	72,529	22,272	6,197	16,243	12,196	—	226,848

June 30, 2002:
Revenues from external customers	$168,458	$89,697	$125,229	$58,501	$64,749	$11,112	$—	$517,746
Intersegment sales	—	716	31,961	44,954	6,364	3,886	(87,881)	—

Total revenues	168,458	90,413	157,190	103,455	71,113	14,998	(87,881)	517,746

Gross profit	110,946	63,708	16,561	7,861	8,676	11,112	—	218,864

12.    DISCONTINUED OPERATIONS

During 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our domestic rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses have been reflected as discontinued operations in our statement of operations for the periods ended June 30, 2003 and 2002. These assets are expected to be sold during 2003 and the assets and liabilities are reflected as assets held for sale on our balance sheet.

Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues and other:
Domestic rentals	$1,705	$—	$3,376	$—
Parts, service and used equipment	3,658	4,922	7,287	10,218
Equity in income of non-consolidated affiliates	136	—	550	—
Other	(6)	67	(93)	151

	5,493	4,989	11,120	10,369

Expenses:
Domestic rentals	494	—	793	—
Parts, service and used equipment	2,255	2,992	4,759	6,026
Selling, general and administrative	2,271	1,911	3,955	3,862
Depreciation and amortization	—	86	—	167
Interest expense	296	—	600	—
Other	325	10	371	10

	5,641	4,999	10,478	10,065

Income (loss) from discontinued operations before income taxes	(148)	(10)	642	304
Provision for (benefit from) income taxes	(90)	—	225	110

Income (loss) from discontinued operations	$(58)	$(10)	$417	$194

Summary balance sheet data for discontinued operations as of June 30, 2003 (in thousands):

	Used Equipment	Non-Oilfield Power Generation	Total
Current assets	$19,158	$14,972	$34,130
Property plant and equipment	889	26,275	27,164
Non-current assets	—	127	127

Assets held for sale	20,047	41,374	61,421

Current liabilities	—	3,490	3,490
Non-current liabilities	—	19,272	19,272

Liabilities held for sale	—	22,762	22,762

Net assets held for sale	$20,047	$18,612	$38,659

Loss from the write down of discontinued operations was $0.2 million during the three months ended June 30, 2003 and

$3.9 million during the three months ended June 30, 2002. During the six months ended June 30, 2003 and 2002, loss from the write down of discontinued operations was $1.7 million and $3.9 million, respectively. The losses relate to write downs of our discontinued operations to their estimated market value.

On May 8, 2003, we announced that we had agreed to sell our 49% membership interest in Panoche and our 92.5% membership interest in Gates to Hal Dittmer and Fresno Power Investors Limited Partnership (the “Purchasers”), who currently own the remaining interests in Panoche and Gates. Panoche and Gates own gas fired peaking power plants of 49 megawatts and 46 megawatts, respectively. Total consideration for the transaction is approximately $28 million consisting of approximately $3.1 million for our membership interests in Panoche and Gates, $6.9 million for loans from us to Panoche and Gates, and the release of our obligations under a capital lease from GE Capital to Gates that is included on the accompanying balance sheet as a liability held for sale and has a current outstanding balance of approximately $18 million. Upon closing, we will receive approximately $7.2 million in cash and $2.8 million in notes that mature in May 2004. The notes will be secured by the assets and stock of Santa Maria Cogen, Inc., the operator of a 9 megawatt power plant in Santa Maria, California. In addition, we will be released from a $12 million letter of credit from us to GE Capital that was provided as additional credit support for the Gates capital lease. The Panoche transaction closed in June 2003, and the Gates transaction is expected to close during 2003 and is subject to customary closing conditions. As of June 30, 2003, we had received $6.0 million in cash and a $1.4 million note in proceeds and deposits related to these transactions.

13.     SUBSEQUENT EVENTS

In August 2003, we exercised our option to acquire the remaining 49% interest in Belleli Energy S.r.l. for approximately $15 million. Belleli is an Italian-based engineering, procurement and construction company that engineers and manufactures desalination plants and heavy wall reactors for refineries and processing plants for use primarily in Europe and the Middle East. Belleli has three manufacturing facilities, one in Mantova, Italy and two in the United Arab Emirates (Jebel Ali and Hamriyah). In November 2002, Hanover increased its ownership in Belleli to 51% and began consolidating the results of Belleli’s operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified as such because of the context of the statement or because the statement may include words such as “believes”, “anticipates”, “expects”, “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment that is leased to our customers so as to fully recoup our cost of the equipment;

•	a prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production equipment;

•	reduced profit margins resulting from increased pricing pressure in our business;

•	the loss of market share through competition;

•	the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business;

•	currency fluctuations;

•	losses due to the inherent risks associated with our operations, including equipment defects; malfunctions and failures and natural disasters;

•	governmental safety, health, environmental and other regulations, which could require us to make significant capital expenditures;

•	legislative changes in the countries in which we do business;

•	our inability to successfully integrate acquired businesses;

•	our inability to properly implement new enterprise resource planning systems used for integration of our businesses;

•	our inability to retain key personnel;

•	war, social unrest, terrorists attacks and/or the responses thereto;

•	our inability to generate sufficient cash, access capital markets or incur indebtedness to fund our business;

•	our inability to comply with loan and compression equipment lease covenants;

•	the decreased financial flexibility associated with our significant cash requirements and substantial debt and compression equipment lease commitments;

•	our inability to reduce our debt relative to our total capitalization;

•	our inability to execute our exit and sale strategy with respect to assets classified as discontinued operations and held for sale;

•	our inability to conclude the agreed upon settlement of the securities-related litigation and adverse results in other litigation brought by plaintiffs that are not party to the settlement;

•	fluctuations in our net income attributable to changes in the fair value of our common stock which will be used to fund the settlement of the securities-related litigation; and

•	adverse results in the pending investigation by the Securities and Exchange Commission (“SEC”).

Other factors besides those described in this Form 10-Q could also affect our actual results. You should not unduly rely on the forward-looking statements contained in this Form 10-Q, which speak only as of the date of this Form 10-Q. Except as otherwise required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2002 and the reports we file from time to time with the SEC after the date of this Form 10-Q. All forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary statement.

GENERAL

Hanover Compressor Company (“Hanover”, “we”, “us”, “our” or the “Company”), a Delaware corporation, together with its subsidiaries, is a global market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for natural gas processing and transportation applications. We sell this equipment and provide it on a rental, contract compression, maintenance and acquisition leaseback basis to natural gas production, processing and transportation companies. Founded in 1990, and a public company since 1997, our customers include both major and premier independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production equipment and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. In addition, through our ownership of Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the construction of desalination plants.

We have grown through internal growth and through acquisitions. For 2003, we plan to reduce our capital spending and focus on completing the integration of recent acquisitions. In addition, we plan to reduce our headcount by approximately 500 employees worldwide and consolidate our fabrication operations into nine fabrication centers down from the 13 fabrication centers we had as of December 31, 2002. The estimated annualized savings from these actions are expected to be approximately $20 million. Some of these cost reductions were needed to align our costs with current sales levels. During the fourth quarter of 2002, we accrued approximately $2.8 million in employee separation costs related to the reduction in workforce. During the six months ended June 30, 2003, we paid approximately $1.0 million in separation benefits. Since December 31, 2002, our workforce has decreased by approximately 400 employees. We expect to complete the headcount reductions and consolidation of fabrications in the third quarter of 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES

Our total revenues increased by $14.2 million, or 5%, to $276.4 million during the three months ended June 30, 2003 from $262.2 million during the three months ended June 30, 2002. The increase resulted primarily from the inclusion of $31.4 million in revenues from Belleli which, beginning in November 2002, are included as part of our production and processing equipment business. In July 2002, we increased our ownership of Belleli to 40.3% from 20.3% by converting a $4.0 million loan, together with accrued interest thereon, to Belleli into additional equity ownership. In November 2002, we increased our ownership to 51% by exchanging a $9.4 million loan, together with accrued interest thereon, to the other principal owner of Belleli for additional equity ownership and began consolidating the results of Belleli’s operations. In August 2003, we exercised our option to purchase the remaining interest.

The increase related to Belleli was somewhat offset by a decrease in our revenues due to weaker market conditions. The North and South American rig count increased by 28% from a year ago, to 1,620 at June 30, 2003 from 1,264 at June 30, 2002. However, the twelve-month rolling average North and South American rig count decreased by 3% as of June 30, 2003 to 1,435 from 1,486 at June 30, 2002. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $4.79 per Mcf in the second quarter of 2003 from $2.76 per Mcf in the second quarter of 2002. Despite the increase in natural gas prices and the recent increase in rig count, U.S. natural gas production levels have not significantly changed and we believe that some of our customers have continued to delay capital spending which has impacted our revenues.

Revenues from rentals increased $2.0 million, or 2%, to $131.3 million during the three months ended June 30, 2003 from $129.3 million during the three months ended June 30, 2002. Revenues from domestic rentals decreased by $2.0 million, or 3%, to $80.3 million during the three months ended June 30, 2003 from $82.3 million during the three months ended June 30, 2002. The decrease in revenue from domestic rentals was primarily attributable to weaker demand and stronger competition for domestic compression which resulted in a lower utilization of our rental fleet. At June 30, 2003 and 2002, our domestic compression horsepower utilization rate was approximately 73% and 76%, respectively.

International rental revenues increased by $4.0 million, or 9%, to $51.0 million during the three months ended June 30, 2003 from $47.0 million during the three months ended June 30, 2002. International rental revenue increased primarily from the expansion of our business operations in Mexico and Argentina. At June 30, 2003 and 2002, our international compression horsepower utilization rate was approximately 94% and 95%, respectively

At June 30, 2003, our compressor rental fleet consisted of approximately 3,541,000 horsepower, a 2% decrease from the approximately 3,611,000 horsepower in the rental fleet at June 30, 2002. Domestic horsepower in our rental fleet decreased by 6% to approximately 2,622,000 horsepower at June 30, 2003 from approximately 2,777,000 horsepower at June 30, 2002. Our international horsepower increased by 10% to approximately 919,000 horsepower at June 30, 2003 from approximately 834,000 horsepower at June 30, 2002. Our overall compression horsepower utilization rate was approximately 79% at June 30, 2003 compared to approximately 81% at June 30, 2002.

Revenue from parts, service and used equipment decreased by $27.9 million, or 44%, to $35.0 million during the three months ended June 30, 2003 from $62.9 million during the three months ended June 30, 2002. The decrease in parts and service revenue was primarily due to lower used rental equipment sales and lower installation revenues. Included in parts, service and used equipment revenue for the three months ended June 30, 2003 was $4.2 million in used rental equipment and installation sales compared to $22.7 million for the second quarter 2002.

Revenues from compressor and accessory fabrication increased by $4.0 million, or 12%, to $36.4 million during the three months ended June 30, 2003 from $32.4 million during the three months ended June 30, 2002. During the three months ended June 30, 2003, an aggregate of approximately 70,000 horsepower of compression equipment was fabricated and sold compared to approximately 34,000 horsepower fabricated and sold during the three months ended June 30, 2002. The increase in sales from our compressor and accessory fabrication business, in the three months ended June 30, 2003, was primarily due to the recent improvement in market conditions. Our compression equipment backlog was $37.3 million at June 30, 2003 compared to $21.9 million at June 30, 2002.

Revenues from production and processing equipment fabrication increased by $34.2 million, or 108%, to $65.8 million during the three months ended June 30, 2003 from $31.6 million during the three months ended June 30, 2002. The increase in production and processing equipment revenues is primarily due to the inclusion of $31.4 million in revenues from the consolidation of Belleli. Our production and processing equipment backlog was $46.7 million at June 30, 2003 compared to $39.8 million at June 30, 2002, excluding Belleli’s backlog of $77.2 million at June 30, 2003.

Equity in income of non-consolidated affiliates increased by $1.2 million, or 23%, to $6.4 million during the three months ended June 30, 2003, from $5.2 million during the three months ended June 30, 2002. This increase is primarily due to an improvement in results from our interest in PIGAP II which had experienced a translation loss in the second quarter of 2002.

EXPENSES

Operating expenses for domestic rentals increased by $3.0 million, or 11%, to $30.6 million during the three months ended June 30, 2003 from $27.6 million during the three months ended June 30, 2002. The gross margin from rentals was 62% during the three months ended June 30, 2003 and 66% during the three months ended June 30, 2002. The decrease in gross margin was primarily due to a lower overall utilization of our domestic rental fleet without a corresponding decrease in overhead and expenses and $0.9 million in start up and commissioning costs for a gas plant facility scheduled to begin operations in the third quarter 2003.

Operating expenses for international rentals increased by $1.7 million, or 13%, to $14.9 million during the three months ended June 30, 2003 from $13.2 million during the three months ended June 30, 2002. The increase was primarily attributable to the corresponding increase in international rental revenues. The gross margin from international rentals was 71% during the three months ended June 30, 2003 and 72% during the three months ended June 30, 2002.

Operating expenses for our parts, service and used equipment business decreased by $29.5 million, or 53%, to $26.0 million during the three months ended June 30, 2003 from $55.5 million during the three months ended June 30, 2002. This decrease primarily related to the corresponding 44% decrease in parts, service and used equipment revenue and an increase in gross margin. The gross margin from parts, service and used equipment was 26% during the three months ended June 30, 2003 and 12% during the three months ended June 30, 2002. During the three months ended June 30, 2002, we recorded approximately $6.1 million in inventory write downs and reserves for parts inventory which was either obsolete, excess or carried at a price above market value. Also included in parts, service and used equipment revenue for the second quarter of 2003 was $4.2 million in used rental equipment and installation sales, with a 19% gross margin compared to $22.7 million in sales with an 11% gross margin for the second quarter 2002. Our used rental equipment and installation sales decreased our parts, service and used equipment gross margin by approximately 1% in the three months ended June 30, 2003. The inventory write downs and used rental equipment and installation sales decreased our parts, service and used equipment gross margin by approximately 16% in the three months ended June 30, 2002.

Operating expenses for our compressor and accessory fabrication business increased by $4.8 million, or 17%, to $33.0 million during the three months ended June 30, 2003 from $28.2 million during the three months ended June 30, 2002 commensurate with the corresponding increase in compressor and accessory fabrication revenue. The gross margin on compressor and accessory fabrication was 10% during the three months ended June 30, 2003 and 13% during the three months ended June 30, 2002. We continue to face strong competition for new compression fabrication business, which negatively impacted the selling price and related gross margins for the second quarter.

The operating expenses attributable to production and processing equipment fabrication business increased by $32.6 million, or 118%, to $60.1 million during the three months ended June 30, 2003 from $27.5 million during the three months ended June 30, 2002. The increase in production and processing equipment fabrication expenses was primarily due to the consolidation of the results of Belleli in the three months ended June 30, 2003. The gross margin attributable to production and processing equipment fabrication was 9% during the three months ended June 30, 2003 and 13% during the three months ended June 30, 2002. Of the decrease in gross margin for production and processing equipment fabrication, 2.8% was attributable to the inclusion of Belleli.

Selling, general and administrative expenses increased $2.0 million, or 5%, to $40.2 million during the three months ended June 30, 2003 from $38.2 million during the three months ended June 30, 2002. The increase is primarily due to the inclusion of Belleli’s selling and general and administrative costs of approximately $2.3 million.

The fair value of our derivative instruments (interest rate swaps) increased by $2.2 million during the three months ended June 30, 2003 while the fair value decreased by $1.0 million during the three months ended June 30, 2002. This was due to the recognition of an unrealized change in the fair value of our interest rate swaps which we have not designated as cash flow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Other expenses decreased $15.5 million to income of $0.9 during the three months ended June 30, 2003 from a loss of $14.6 million for the three months ended June 30, 2002. For the three months ended June 30, 2002, other expenses included a $12.1 million write-down of investments in three non-consolidated affiliates which have experienced a decline in value which we believe to be other than temporary, a $0.5 million write off of a purchase option for an acquisition which we have abandoned and a $2.0 million write down of a note receivable from Aurion Technologies, Inc.

Depreciation and amortization increased by $8.8 million to $36.1 million during the three months ended June 30, 2003 compared to $27.3 million during the three months ended June 30, 2002. The increase in depreciation and amortization expense was primarily due to additions to the rental fleet, including maintenance capital, placed in service during 2002 that is included in our depreciable asset base and due to $1.1 million depreciation and amortization expense from the inclusion of Belleli. In addition, because we sold compressors in sale-leaseback transactions, depreciation expense was reduced by approximately $8.2 million in the three months ended June 30, 2003 compared to approximately $9.1 million in the three months ended June 30, 2002.

Interest expense increased by $1.5 million to $10.7 million during the three months ended June 30, 2003 from $9.2 million for the three months ended June 30, 2002. The increase in interest expense was primarily due to an increase in the outstanding balance of the debt payable to Schlumberger and the inclusion of Belleli’s interest expense of approximately $0.4 million.

Due to a downturn in our business and changes in the business environment in which we operate, we completed a goodwill impairment analysis as of June 30, 2002. As a result of the analysis performed, we recorded an estimated $47.5 million impairment of goodwill attributable to our production and processing equipment fabrication business unit during the three months ended June 30, 2002.

PROVISION FOR ESTIMATED COST OF LITIGATION SETTLEMENT

On May 12, 2003, Hanover reached agreement, subject to court approval, to settle the securities class actions, the ERISA class actions and the shareholder derivative actions described in Note 8 in Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

The final value of the settlement may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of our common stock when issued and potential changes in the market conditions affecting the valuation of the note to be issued. In the second quarter of 2003, we recorded an additional $1.7 million charge to adjust the estimated expense for the change in market value of the 2.5 million shares of Hanover common stock that will be issued by the company as part of the securities-related litigation settlement.

Additionally, the settlement is contingent on confirmatory discovery, final documentation, court approval and certain other conditions. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued.

INCOME TAXES

The provision for income taxes increased $3.2 million to a provision of $1.2 million during the three months ended June 30, 2003 from a benefit of $2.0 million during the three months ended June 30, 2002. The increase resulted from the increase in income before income taxes and a higher average effective tax rate on pre-tax income. The average effective income tax rates during the three months ended June 30, 2003 and June 30, 2002 were 72% and 4%, respectively. The increase in rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income, and the non-deductible goodwill impairment charge recorded during the three months ended June 30, 2002.

DISCONTINUED OPERATIONS

During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Loss from discontinued operations increased $48,000 to net loss of $58,000 during the three months ended June 30, 2003 from a loss of $10,000 during the three months ended June 30, 2002. Loss from the write down of discontinued operations decreased $3.7 million, or 95% to $0.2 million during the three months ended June 30, 2003 from $3.9 million during the three months ended June 30, 2002. The loss recorded during the second quarter of 2002 related to a write down of our discontinued operations to their estimated market value.

NET INCOME (LOSS)

Net income increased by $55.4 million to $0.2 million during the three months ended June 30, 2003 from a loss of $55.2 million during the three months ended June 30, 2002. Net income increased primarily due to the inclusion in the three months ended June 30, 2002 of a $47.5 million goodwill impairment charge ($44.2 million after tax) and pre-tax charges of $26.2 million ($17.0 million after tax) to write down certain non-core assets and parts and power generation inventory.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES

Our total revenues increased by $32.4 million, or 6%, to $550.1 million during the six months ended June 30, 2003 from $517.7 million during the six months ended June 30, 2002. The increase resulted primarily from the inclusion of $67.1 million in revenues from Belleli which, beginning in November 2002, are included as part of our production and processing equipment business.

The increase related to Belleli was somewhat offset by a decrease in our revenues due to weaker market conditions. The North and South American rig count increased by 28% from a year ago, to 1,620 at June 30, 2003 from 1,264 at June 30, 2002. However, the twelve-month rolling average North and South American rig count decreased by 3% as of June 30, 2003 to 1,435 from 1,486 at June 30, 2002. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $4.79 per Mcf in the second quarter of 2003 from $2.76 per Mcf in the second quarter of 2002. Despite the increase in natural gas prices and the recent increase in rig count, natural gas production levels have not significantly changed and we believe that our customers have continued to delay capital spending which has impacted our revenues.

Revenues from rentals increased $3.2 million, or 1%, to $261.4 million during the six months ended June 30, 2003 from $258.2 million during the six months ended June 30, 2002. Domestic revenues from rentals decreased by $9.6 million, or 6%, to $158.9 million during the six months ended June 30, 2003 from $168.5 million during the six months ended June 30, 2002. The decrease in domestic revenues was primarily attributable to weaker demand and stronger competition for domestic compression which resulted in a lower utilization of our rental fleet. At June 30, 2003 and 2002, our domestic compression horsepower utilization rate was approximately 73% and 76%, respectively.

International rental revenues increased by $12.8 million, or 14%, to $102.5 million during the six months ended June 30, 2003 from $89.7 million during the six months ended June 30, 2002. International rental revenue increased primarily from: (i) the expansion of our business operations, (ii) the recognition of approximately $2.3 million in billings to Venezuelan customers in the first six months of 2003 which were not recognized in 2002 due to concerns about the ultimate receipt of these revenues as a result of the strike by workers of the national oil company in Venezuela and (iii) a $1.9 million fee received for the modification of a contract in Venezuela. At June 30, 2003 and 2002, our international compression horsepower utilization rate was approximately 94% and 95%, respectively.

At June 30, 2003, our compressor rental fleet consisted of approximately 3,541,000 horsepower, a 2% decrease from the approximately 3,611,000 horsepower in the rental fleet at June 30, 2002. Domestic horsepower in our rental fleet decreased by 6% to approximately 2,622,000 horsepower at June 30, 2003 from approximately 2,777,000 horsepower at June 30, 2002. In addition, international horsepower increased by 10% to approximately 919,000 horsepower at June 30, 2003 from approximately 834,000 horsepower at June 30, 2002. Our overall compression horsepower utilization rate was approximately 79% at June 30, 2003 compared to approximately 81% at June 30, 2002.

Revenue from parts, service and used equipment decreased by $52.5 million, or 42%, to $72.7 million during the six months ended June 30, 2003 from $125.2 million during the six months ended June 30, 2002. The decrease in parts and service revenue was primarily due to lower used rental equipment sales and lower installation revenues. Included in parts, service and used equipment revenue for the six months ended June 30, 2003 was $12.1 million in used rental equipment and installation sales compared to $51.4 million for the second quarter 2002.

Revenues from compressor and accessory fabrication decreased by $0.7 million, or 1%, to $57.8 million during the six months ended June 30, 2003 from $58.5 million during the six months ended June 30, 2002. During the six months ended June 30, 2003, an aggregate of approximately 99,000 horsepower of compression equipment was fabricated and sold compared to approximately 75,000 horsepower fabricated and sold during the six months ended June 30, 2002.

Revenues from production and processing equipment fabrication increased by $81.3 million, or 125%, to $146 million during the six months ended June 30, 2003 from $64.7 million during the six months ended June 30, 2002. The increase in production and processing equipment revenues is primarily due to the inclusion of $67.1 million in revenues from the consolidation of Belleli.

Equity in income of non-consolidated affiliates decreased by $0.8 million, or 8%, to $9.3 million during the six months ended June 30, 2003, from $10.1 million during the six months ended June 30, 2002. This decrease is primarily due to a fire that occurred at a facility owned by one of our minority owned Venezuelan non-consolidated affiliates.

EXPENSES

Operating expenses for domestic rentals increased by $4.0 million, or 7%, to $61.5 million during the six months ended June 30, 2003 from $57.5 million during the six months ended June 30, 2002. The gross margin from rentals was 61% during the six months ended June 30, 2003 and 66% during the six months ended June 30, 2002. The decrease in gross margin was due to a lower overall utilization of our domestic rental fleet without a corresponding decrease in overhead and expenses and $0.9 million in startup and commissioning costs for a gas plant facility scheduled to begin operations in the third quarter of 2003.

Operating expenses for international rentals increased by $3.9 million, or 15%, to $29.9 million during the six months ended June 30, 2003 from $26.0 million during the six months ended June 30, 2002. The increase was primarily attributable to the corresponding increase in international rental revenues. The gross margin from international rentals was 71% during the six months ended June 30, 2003 and June 30, 2002.

Operating expenses for our parts, service and used equipment business decreased by $58.2 million, or 54%, to $50.5 million during the six months ended June 30, 2003 from $108.7 during the six months ended June 30, 2002. The decrease was primarily related to the corresponding 42% decrease in parts, service and used equipment revenue and an increase in gross margin. The gross margin from parts, service and used equipment was 31% during the six months ended June 30, 2003 and 13% during the six months ended June 30, 2002. During the three months ended June 30, 2002, we recorded approximately $6.1 million in inventory write downs and reserves for parts inventory which was either obsolete, excess or carried at a price above market value. Also, included in parts, service and used equipment revenue for the six months ended June 30, 2003 was $12.1 million in used rental equipment and installation sales, with a 35% gross margin compared to $51.4 million in sales with an 8% gross margin for six months ended June 30, 2002. Our used rental equipment and installation sales increased our parts, service and used equipment gross margin by approximately 1% in the six months ended June 30, 2003. The inventory write down and used rental equipment and installation sales reduced our total parts, service and used equipment gross margin by approximately 12% in the six months ended June 30, 2002.

Operating expenses for our compressor and accessory fabrication business increased by $1.0 million, or 2%, to $51.6 million during the six months ended June 30, 2003 from $50.6 million during the six months ended June 30, 2002. The gross margin on compressor and accessory fabrication was 11% during the six months ended June 30, 2003 and 13% during the six months ended June 30, 2002. We continue to face strong competition for new compression fabrication business, which negatively impacted the selling price and related gross margins during 2003.

The operating expenses attributable to production and processing equipment fabrication business increased by $73.6 million, or 131%, to $129.7 million during the six months ended June 30, 2003 from $56.1 million during the six months ended June 30, 2002. The increase in production and processing equipment fabrication expenses was primarily due to the consolidation of the results of Belleli in the six months ended June 30, 2003. The gross margin attributable to production and processing equipment fabrication was 11% during the six months ended March 31, 2003 and 13% during the six months ended June 30, 2002. Of the decrease in gross margin for production and processing equipment fabrication, 2.7% was attributable to the inclusion of Belleli.

Selling, general and administrative expenses increased $8.6 million, or 12%, to $79.5 million during the six months ended June 30, 2003 from $70.9 million during the six months ended June 30, 2002. The increase is primarily due to the inclusion of Belleli’s selling, general and administrative costs of approximately $4.9 million and an increase in payroll and consulting costs related to our focus on improving our organizational structure to facilitate the consolidation of our operations.

Foreign currency translation for the six months ended June 30, 2003 resulted in income of $0.2 million, compared to a loss of $12.9 million for the six months ended June 30, 2002. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the

Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. During the six months ended June 30, 2002, we recorded an exchange loss of approximately $12.4 million and $1.2 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation gain of approximately $0.7 million for all other countries. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in the first six months of 2003.

The fair value of our derivative instruments (interest rate swaps) increased by $4.1 million and $1.0 million during the six months ended June 30, 2003 and 2002, respectively. This was due to the recognition of an unrealized change in the fair value of our interest rate swaps which we have not designated as cash flow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Other expenses decreased by $14.3 million to $0.5 million during the six months ended June 30, 2003 from $14.8 million for the six months ended June 30, 2002. For the six months ended June 30, 2002, other expenses included a $12.1 million write-down of investments in three non-consolidated affiliates which have experienced a decline in value which we believe to be other than temporary, a $0.5 million write off of a purchase option for an acquisition which we have abandoned and a $2.0 million write down of a note receivable from Aurion Technologies, Inc.

Depreciation and amortization increased by $19.1 million to $70.7 million during the six months ended June 30, 2003 compared to $51.6 million during the six months ended June 30, 2002. The increase in depreciation was primarily due to additions to the rental fleet, including maintenance capital, which were placed in service in 2002 and the first six months of 2003 that is included in our depreciable asset base, and due to $2.0 million depreciation and amortization expense from the inclusion of Belleli. In addition, because we sold compressors in sale-leaseback transactions, depreciation expense was reduced by approximately $16.6 million in the six months ended June 30, 2003 compared to approximately $18.4 million in the six months ended June 30, 2002.

We incurred leasing expense of $48.0 million during the six months ended June 30, 2003, compared to $46.9 million during the six months ended June 30, 2002. The increase in leasing expense was primarily due to an increase in our borrowing rates due to the amendment of three of our compression equipment leases. The amendment, which was effective December 31, 2002, modifies certain financial covenants to allow us greater flexibility in accessing the capacity under our bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment increases the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Our lease cost as a result of the amendment is dependent on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us.

Interest expense increased by $3.8 million to $21.2 million during the six months ended June 30, 2003 from $17.4 million for the six months ended June 30, 2002. The increase in interest expense was primarily due to an increase in the outstanding balance of the debt payable to Schlumberger and the inclusion of Belleli’s interest expense of approximately $0.9 million.

Due to a downturn in our business and changes in the business environment in which we operate, we completed a goodwill impairment analysis as of June 30, 2002. As a result of the analysis performed, we recorded an estimated $47.5 million impairment of goodwill attributable to our production and processing equipment fabrication business unit during the six months ended June 30, 2002.

PROVISION FOR ESTIMATED COST OF LITIGATION SETTLEMENT

On May 12, 2003, Hanover reached agreement, subject to court approval, to settle the securities class actions, the ERISA class actions and the shareholder derivative actions described above. The terms of the proposed settlement provide for Hanover to: (i) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (ii) issue 2.5 million shares of common stock, and (iii) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but can be extinguished (with no monies owing under it) if Hanover’s common stock trades at or above the average price of $12.25 for 15 consecutive days at any time between March 31, 2004 and March 31, 2007. As part of the settlement, Hanover has also agreed to implement corporate governance enhancements, including allowing large shareholders to participate in the process to appoint two independent directors to Hanover’s Board. The Company’s auditor, PricewaterhouseCoopers LLP, is not a party to the settlement and will continue to be a defendant in the consolidated securities class action.

GKH Investments, L.P. and GKH Private Limited (collectively “GKH”) which together own approximately ten percent of Hanover’s outstanding common stock and which sold shares in the Company’s March 2001 secondary offering of common stock are parties to the proposed settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the proposed settlement provide for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources.

In connection with this settlement, Hanover initially recorded a pre-tax charge of approximately $68.7 million ($54.0 million after-tax) in its first quarter 2003 financial statements. This charge included approximately $42.1 million ($27.4 million after-tax), net of insurance recoveries, for Hanover’s contribution of cash and estimated costs, 2.5 million common shares, and the contingent note. The charge also included approximately $26.6 million, without tax benefit, for 2.5 million Hanover common shares to be funded by GKH. Because this settlement could be considered to be a related party transaction as defined in SEC Staff Accounting Bulletin 5-T, the fair value of the Hanover shares to be paid by GKH was recorded as an expense in Hanover’s statement of operations.

As discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2003, we planned to seek guidance from the Office of the Chief Accountant of the SEC to determine whether the Hanover common shares provided by GKH should be recorded as an expense by Hanover. After the submission of a detailed letter and discussions with the SEC Staff, the Staff informed us that it would not object to GKH’s portion of the settlement not being considered a related party transaction as defined in SEC Staff Accounting Bulletin 5-T. Accordingly, the $26.6 million charge related to the 2.5 million Hanover common shares being paid by GKH could be reversed from our first quarter 2003 financial statements.

On August 5, 2003, the Company filed an amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2003 to amend its first quarter 2003 financial statements to exclude the $26.6 million charge related to the 2.5 million common shares being funded by GKH. As a result, in its first quarter 2003 financial statements, as amended, the Company recorded a pre-tax charge of approximately $42.1 million ($27.4 million after tax), net of insurance recoveries, for Hanover’s contribution of cash and estimated costs, 2.5 million Hanover common shares, and the contingent note.

In addition, in the second quarter of 2003, the Company adjusted its estimate of the settlement and recorded an additional $1.7 million charge due to the change in the value of Hanover’s common stock from May 14 to June 30, 2003.

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

	Amended First Quarter Estimated Settlement	Second Quarter Adjustment To Estimated Settlement	Total
Cash	$30,050	$—	$30,050
Estimated fair value of note to be issued	5,194	—	5,194
Common stock to be issued by Hanover	26,600	1,650	28,250
Legal fees and administrative costs	6,929	—	6,929

Total	68,773	1,650	70,423
Less insurance recoveries	(26,670)	—	(26,670)

Net estimated litigation settlement	$42,103	$1,650	$43,753

The $5.2 million estimated fair value of the note to be issued was based on the present value of the future cash flows discounted at borrowing rates currently available for debt with similar terms and maturities. Utilizing a market-borrowing rate of 11%, the principal value and stipulated interest rate required by the note of 5% per annum, an estimated discount of $1.5 million was computed on the note to be issued. Upon the issuance of the note, the discount will be amortized to interest expense over the term of the note. Because the note could be extinguished without a payment (if Hanover’s common stock trades at or above the average price of $12.25 for 15 consecutive days at any time between March 31, 2004 and March 31, 2007), we will be required to record an asset in future periods for the value of the embedded derivative, as required by SFAS 133, when the note is issued. This asset will be marked to market in future periods with any increase or decrease included in our statement of operations.

As of June 30, 2003, our accompanying balance sheet includes a $33.5 million long-term liability pending approval by the courts and satisfaction of certain other conditions and $37.1 million in accrued liabilities related to amounts which are expected to be paid in the next twelve months. During the second quarter, the $26.7 million receivable from the insurance carriers and $2.8 million of our portion of the cash settlement was paid into an escrow fund and is included in the accompanying balance sheet as restricted cash. Upon issuance of the note and common stock, we will record such amounts in liabilities and stockholders’ equity, respectively, and will include the shares in our outstanding shares used for earnings per share calculations.

The final value of the settlement may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of our common stock when issued and potential changes in the market conditions affecting the valuation of the note to be issued. Additionally, the settlement is contingent on confirmatory discovery, final documentation, court approval and certain other conditions. Accordingly, we will revalue our estimate of the cost of the settlement on a quarterly basis and at the time the securities are issued.

INCOME TAXES

The provision for income taxes decreased $11.7 million, to a benefit of $10.5 million during the six months ended June 30, 2003 from a provision of $1.2 million during the six months ended June 30, 2002. The decrease resulted from the increase in income before income taxes and a higher average effective tax rate on pre-tax income. The average effective income tax rates during the six months ended June 30, 2003 and June 30, 2002 were 30% and 3%, respectively. The increase in rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income, and the non-deductible goodwill impairment charge recorded during the six months ended June 30, 2002.

DISCONTINUED OPERATIONS

During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income (loss) from discontinued operations increased $0.2 million, to net income of $0.4 million during the six months ended June 30, 2003, from income of $0.2 million during the six months ended June 30, 2002. Loss from the write down of discontinued operations decreased $2.2 million, to a loss of $1.7 million during the six months ended June 30, 2003 from a loss of $3.9 million during the six months ended June 30, 2002. The losses relate to write downs of our discontinued operations to their estimated market value.

NET LOSS

Our net loss decreased by $23.8 million to a loss of $26.4 million during the six months ended June 30, 2003 from a loss of $50.2 million during the six months ended June 30, 2002. Net income increased primarily due to the inclusion in the six months ended June 30, 2002 of a $47.5 million goodwill impairment charge ($44.2 million after tax) and pre-tax charges of $26.2 million ($17.0 million after tax) to write down certain non-core assets and parts and power generation inventory. This increase was partially offset by the $43.8 million ($29.1 million after tax) provision for the estimated settlement cost of the securities-related litigation.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance amounted to $14.8 million at June 30, 2003 compared to $19.0 million at December 31, 2002. Our principal source of cash during the six months ended June 30, 2003 was approximately $45.1 million in cash flow from operations. Principal uses of cash during the six months ended June 30, 2003 were capital expenditures of $76.8 million.

Working capital increased to $265.6 million at June 30, 2003 from $212.1 million at December 31, 2002. The increase in working capital was primarily due to the reclassification of a $58.0 million contingent obligation to long-term debt, which is discussed below.

We invested $76.8 million in property, plant and equipment during six months ended June 30, 2003, primarily for international rental projects and maintenance capital. As of June 30, 2003, we had approximately 3,541,000 horsepower in the rental fleet with 2,622,000 horsepower domestically and 919,000 horsepower in the international rental fleet.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES, GENERAL PURPOSE AND ANTICIPATED SOURCE OF FUNDS

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During 2003, we plan to spend approximately $175 to $200 million on rental equipment fleet additions, including $60 million on equipment overhauls and other maintenance capital. A recent amendment to our bank credit facility restricts our capital spending to $200 million in 2003. We expect that our 2003 capital spending will be within operating cash flows, excluding working capital needs. As a result of our agreement to settle the securities-related litigation, we will be required to pay approximately $6.8 million in estimated expenses over the next 12 months in addition to the approximately $2.8 million paid in June 2003 for the cash portion of the settlement which was not covered by insurance. Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowing under the bank credit facility, sale and leaseback transactions, raising additional equity and issuing long-term debt.

As of June 30, 2003, after giving effect to the amendment made in February 2003, which was effective as of December 31, 2002, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, participation agreements related to our compression equipment lease obligations and indentures. Giving effect to the covenant limitations in our bank credit facility, as amended to date, the liquidity available under our bank credit facility at June 30, 2003 was approximately $117.9 million.

We believe that cash flow from operations and borrowing under our existing $350 million bank credit facility will provide us with adequate capital resources to fund our estimated level of capital expenditures for the short term. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations are not realized. As of June 30, 2003, we had approximately $162 million in borrowings and approximately $70.1 million in letters of credit outstanding on our $350 million bank credit facility (3.7% weighted average effective rate at June 30, 2003). The letters of credit expire between 2003 and 2007. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional $300 million in subordinated unsecured indebtedness and $125 million of other unsecured indebtedness. In addition, our bank credit facility permits us to enter into future sale and leaseback transactions with respect to equipment having a value not in excess of $300 million.

In addition to purchase money and similar obligations, the indentures and the participation agreements related to our compression equipment lease obligations permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0. The indentures and participation agreements define indebtedness to include the present value of our rental obligations under sale and leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2003, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including refinancing indebtedness.

In February 2003, we executed an amendment to our bank credit facility and certain compression equipment leases that we entered into in 1999 and 2000. The amendment, which was effective as of December 31, 2002, modified certain financial covenants to allow us greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment would increase the commitment fee under the bank credit facility by 0.125% and increase the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in our interest costs as a result of the amendment will depend on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and pledged 66% of the equity interest in certain of Hanover’s foreign subsidiaries. In consideration for obtaining the amendment, we agreed to pay approximately $1.8 million in fees to the lenders under these agreements.

Notwithstanding the foregoing, certain of the financial covenants contained in our bank credit facility and the participation agreements related to certain of our compression equipment lease obligations become more restrictive after December 31, 2003. While we believe based on our current projections that we will be in compliance with the more restrictive financial covenants after December 31, 2003, we may not be able to comply with those financial covenants if there is an adverse change to our expected financial condition or results of operations. If we are not able to comply with the more restrictive financial covenants and we are not able to obtain a waiver of such non-compliance from the lender banks under our bank credit facility and the participation agreements related to certain of our compression equipment lease obligations, we will go into default under our bank credit facility and certain of our participation agreements. A default under our bank credit facility or our participation agreements may trigger cross-default provisions in certain of our other indebtedness agreements. While we are currently in the process of negotiating a new bank credit facility and corresponding changes to the applicable participation agreements, we cannot be sure that we will be successful in negotiating such a new facility or that the financial covenants will be more favorable than the financial covenants that will take effect after December 31, 2003 under our existing bank credit facility and certain of our participation agreements.

In February 2003, Moody’s Investor Service announced that it had downgraded by one grade our senior implied credit rating, our 4.75% Convertible Senior Notes and our 7.25% Mandatorily Redeemable Convertible Preferred Securities to Ba3, B2 and B3, respectively, and Standard & Poor’s rating service announced that it had lowered our corporate credit rating to BB-. In addition, both rating agencies placed us on negative watch. In June 2003, Standard and Poor’s assigned a B- rating to our subordinated zero coupon notes due to Schlumberger and retained our negative watch status. In July 2003, Moody’s Investor Service announced that it had assigned a B3 rating to our subordinated zero coupon notes due to Schlumberger, confirmed our existing Ba3 senior implied and other debt ratings, and retained a negative rating outlook. We do not have any credit rating downgrade provisions in our debt or equipment lease agreements that would accelerate the maturity dates of our debt or rental obligations. However, a downgrade in our credit rating could materially and adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding.

On May 14, 2003, we entered into an agreement with Schlumberger to terminate our right to put our interest in the PIGAP II joint venture to Schlumberger. On that date we also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from us in August 2001 as part of the purchase price for the acquisition of POC. As a result, we retained our ownership interest in PIGAP II.

A comparison of the primary financial terms of the original $150 million subordinated note and the restructured note are shown in the table below.

Primary Financial Term	Restructured Note	Original Note
Principal Outstanding at March 31, 2003:	$171 million	$171 million

Maturity:	March 31, 2007	December 31, 2005

Interest Rate:	Zero coupon accreting at 11.0% fixed	13.5%, 14.5% beginning March 1, 2004, 15.5% beginning March 1, 2005

Schlumberger First Call Rights on Hanover Equity Issuance:	None	Schlumberger had first call on any Hanover equity offering proceeds

Call Provision:	Hanover cannot call the Note prior to March 31, 2006	Callable at any time

As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. Under the restructured terms, the maturity of the restructured note has been extended to March 31, 2007, from the original maturity of December 31, 2005. The note will be a zero coupon note with original issue discount accreting at 11.0% for its remaining life, up to a total principal amount of $262.6 million payable at maturity. The note will accrue an additional 2.0% interest upon the occurrence and during the continuance of an event of default under the note. The note will also accrue an additional 3.0% interest if Hanover’s “consolidated leverage ratio” exceeds 5.18 to 1.0 as of the end of two consecutive fiscal quarters. Notwithstanding the foregoing, the note will accrue additional interest of a total of 3.0% if both of the previously mentioned circumstances occur. The note also contains a covenant that limits our ability to incur additional indebtedness if Hanover’s “consolidated leverage ratio” exceeds 5.6 to 1.0, subject to certain exceptions. Schlumberger will no longer have a first call on any proceeds from the issuance of any shares of capital stock or other equity interests by Hanover and the note is not callable by Hanover until March 31, 2006. As agreed with Schlumberger, Hanover has agreed to bear the cost of and has filed a shelf registration statement with the SEC covering the resale of the restructured note by Schlumberger.

Also, on May 14, 2003, we agreed with Schlumberger Surenco, an affiliate of Schlumberger Technology Corporation, to the modification of the repayment terms of a $58 million obligation which was accrued as a contingent liability on our balance sheet since the acquisition of POC and was associated with the PIGAP II joint venture. The obligation was converted into a non-recourse promissory note (“PIGAP Note”) payable by Hanover Cayman Limited, our indirect wholly-owned consolidated subsidiary, with a 6% interest rate compounding semi-annually until maturity in December 2053. It is payable only from distributions received from the PIGAP II joint venture. Should no distributions from the PIGAP II joint venture be available at the time of an interest payment, accrued interest will be added to the principal balance of the PIGAP Note. Payments will first be applied to accrued interest and then to principal. We are required to make payments under the PIGAP Note equal to the distributions we receive from the PIGAP II joint venture until the PIGAP Note has been paid in full.

In June 2003, we filed a shelf registration statement with the SEC pursuant to which we may from time to time publicly offer equity, debt or other securities in an aggregate amount not to exceed $700 million. Once declared effective by the SEC and subject to market conditions, the shelf registration statement would be available to offer one or more series of debt securities the proceeds from which could be used to refinance a portion of our compression equipment lease obligations and/or borrowings under our bank credit facility. We cannot be sure that we will be able to complete such offerings of debt securities.

As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk which are not included on our accompanying balance sheet. The possibility of us having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established. Subsequent to December 31, 2002, there have been no significant changes to our obligations to make future payments under existing contracts other than the renegotiated amounts payable to Schlumberger and Schlumberger Surenco discussed above.

Hanover utilizes derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing its exposure to interest rate fluctuation on a portion of its variable rate debt and leasing obligations. We do not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the accompanying statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which were outstanding at June 30, 2003 with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, however, they were extended for an additional two years at the option of the counterparty and expired in July 2003. The difference paid or received on the swap transactions is recorded as an accrued lease liability and is recognized in leasing expense. During the six months ended June 30, 2003 and 2002, we recognized an unrealized gain of approximately $4.1 million and $1.0 million, respectively, related to the change in the fair value of these interest rate swaps in our statement of operations because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. As of June 30, 2003, we recorded approximately $0.5 million in accrued current liabilities with respect to the fair value adjustment related to these interest rate swaps. The fair value of these interest rate swaps fluctuated with changes in interest rates over their terms and the fluctuations were recorded in our statement of operations.

During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Strike Rate	Notional Amount
March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the six months ended June 30, 2003 and 2002, we recorded income of approximately $1.1 million and a loss of $3.8 million, respectively, related to these three swaps, ($0.7 million and $2.5 million, net of tax) in other comprehensive income. As of June 30, 2003, a total of approximately $12.4 million was recorded in current liabilities and approximately $9.5 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires that the parties to such contracts renegotiate the price terms within 180 days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in the first six months of 2003. During the year ended December 31, 2002, we recorded an exchange loss of approximately $9.9 million for assets exposed to currency translation in Argentina. For the six months ended June 30, 2003, our Argentine operations represented approximately 5% of our revenue and 9% of our gross margin. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina deteriorates, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.

In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar’s value. During the six months ended June 30, 2002, we recorded an exchange loss of approximately $12.4 million and $1.2 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation gain of approximately $0.7 million for all other countries. For the six months ended June 30, 2003, our Venezuelan operations represented approximately 9% of our revenue and 18% of our gross margin. At June 30, 2003, we had approximately $31.6 million in accounts receivable related to our Venezuelan operations.

In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production has dropped substantially. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, talks of a settlement break down, exchange controls remain in place, or economic conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the six months ended June 30, 2003, we recognized approximately $2.3 million of billings to Venezuelan customers which were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. At June 30, 2003, we had approximately $31.6 million in accounts receivable related to our Venezuelan operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for Hanover on January 1, 2003. The adoption of this new standard did not have a material impact on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard which had no material effect on our consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. We adopted the provision of SFAS 146 for restructuring activities initiated after December 31, 2002, which had no material effect on our financial statements. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. We are currently evaluating the impact of adoption of EITF 00-21 on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on our consolidated results of operations, cash flow or financial position.

In December 2002, the FASB issued Statement of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions which are included within these financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will require us to include in our consolidated financial statements the special purpose entities that lease compression equipment to us beginning in July 2003. If these special purpose entities had been consolidated in Hanover’s financial statements as of June 30, 2003, Hanover would add approximately $1,031 million in compressor equipment and approximately $1,140 million in debt to our balance sheet and reverse $109 million of deferred gains that were recorded on our balance sheet as a result of the sale and leaseback transactions. In addition, Hanover will record depreciation expense on the compression equipment for prior periods (net of tax) as part of the cumulative effect of the adoption of FIN 46 and will record depreciation expense in future periods. We will also record the payments made under our compression equipment leases as interest expense. We are currently evaluating the impact of recording depreciation for prior periods. For the quarter ending September 30, 2003, we expect to record a cumulative effect from the adoption of FIN 46 to record prior period depreciation of the compression equipment which will result in a corresponding reduction in our net income and stockholders’ equity. Additionally, we expect to record approximately $15 to $20 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will record the lease expense as interest expense in future periods.

We have a consolidated subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding with a liquidation value of $86.3 million. These securities are reported on our balance sheet as Mandatorily Redeemable Convertible Preferred Securities. The trust may be a variable interest entity under FIN 46 because we only have a limited ability to make decisions about its activities and we may not be the primary beneficiary of the trust. If the trust is a variable interest entity under FIN 46, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust may no longer be reported on our balance sheet. Instead, we would report as a liability our subordinated notes payable to the trust. These intercompany notes have previously been eliminated in our consolidated financial statements. Distributions on the Mandatorily Redeemable Preferred Securities would no longer be reported on our statements of operations, but interest on the notes would be recorded as interest expense. The above described changes on our balance sheet and statements of operations would essentially be reclassifications. We are evaluating whether we will be required to make these reclassifications and other FIN 46 changes, if any, effective July 1, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. We are currently evaluating the impact of adoption of SFAS 149 on our consolidated results of operations, cash flow or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated results of operations, cash flow or financial position.

ITEM 3.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate and foreign currency risk. Hanover and its subsidiaries periodically enter into interest rate swaps to manage its exposure to fluctuations in interest rates. At June 30, 2003, the fair market value of these interest rate swaps, excluding the portion attributable to and included in accrued leasing, was a liability of approximately $22.4 million, of which $12.9 million was recorded in accrued liabilities and $9.5 million in other long-term liabilities. We are party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

Maturity Date	Company Pays Fixed Rate	Notional Amount	Fair Value of the Swap at June 30, 2003
7/21/2003	5.5100%	$ 75,000	$(174)
7/21/2003	5.5600%	$125,000	$(293)
3/11/2005	5.2550%	$100,000	$(6,612)
3/11/2005	5.2725%	$100,000	$(6,629)
10/26/2005	5.3975%	$100,000	$(8,684)

At June 30, 2003, we are exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in September 1999 and October 2000. Assuming a hypothetical 10% increase in the variable rates from those in effect at quarter end, the increase in annual leasing expense on these equipment leases would be approximately $1.2 million.

We are also exposed to interest rate risk on borrowings under our floating rate bank credit facility. At June 30, 2003, $162 million was outstanding bearing interest at a weighted average effective rate of 3.7% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at June 30, 2003, the increase in annual interest expense for advances under this facility would be approximately $0.6 million.

On May 12, 2003, we reached agreement to settle the securities class actions, the ERISA class actions and the shareholder derivative actions. The final value of the settlement may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of our stock when issued and potential changes in the market conditions affecting the valuation of the note to be issued. Additionally, the settlement is contingent on confirmatory discovery, final documentation, court approval and certain other conditions. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. We are exposed to market risk on the value of our common stock to be issued by us. For every $1 change in market value of a share of our common stock, we will record a $2.5 million change in our estimate of the fair value of the stock portion of the settlement. In addition, until issued, the value of the note may change based on the fair market value of note. For every 1% change in our market borrowing rate, we will record a $0.2 million change in our estimate of the fair value of the note to be issued in the settlement.

We do not currently use derivative financial instruments to mitigate foreign currency risk; however, we may consider the use of such instruments because of recent events in Argentina and Venezuela. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires that the parties to such contracts renegotiate the price terms within 180 days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in the first six months of 2003. During the year ended December 31, 2002, we recorded an exchange loss of approximately $9.9 million for assets exposed to currency translation in Argentina. For the six months ended June 30, 2003, our Argentine operations represented approximately 5% of our revenue and 9% of our gross margin. For the year ended December 31, 2002, our Argentine operations represented approximately 5% of our revenue and 7% of our gross margin. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina deteriorates, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.

In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar’s value. During the year ended December 31, 2002, we recorded an exchange loss of approximately $5.8 million for assets exposed to currency translation in Venezuela. For the six months ended June 30, 2003, our Venezuelan operations represented approximately 9% of our revenue and 18% of our gross margin. For the year ended December 31, 2002, our Venezuelan operations represented approximately 10% of our revenue and 17% of our gross margin.

In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production has dropped substantially. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, talks of a settlement break down, exchange controls remain in place, or economic conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the six months ended June 30, 2003, we recognized approximately $2.3 million of billings to Venezuelan customers which were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. At June 30, 2003, we had approximately $31.6 million in accounts receivable related to our Venezuelan operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2003, Hanover’s principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. Under the direction of our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Senior Vice President and General Counsel, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: information systems, human resources; internal audit; reconciliation of intercompany accounts; approval of capital expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under compression equipment lease agreements; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in the legal, accounting/finance and human resource areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Southern District of Texas. These class actions were consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O’Connor. The complaints asserted various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel.

On January 24, 2003, Plumbers & Steamfitters, Local 137 Pension Fund and John Petti filed a putative securities class action against PricewaterhouseCoopers LLP, which is Hanover’s auditor. The alleged class was all persons who purchased the equity or debt securities of Hanover from March 8, 2000 through and including October 23, 2002. On February 13, 2003, the court consolidated this action with Civil Action No. H-02-0410 described above.

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

Plaintiff	Defendants	Civil Action No.	Court	Date Instituted
Harbor Finance Partners, Derivatively on behalf of Hanover Compressor Company	Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Robert R. Furgason, Melvyn N. Klein, Michael A. O’Connor, and Alvin V. Shoemaker, Defendants and Hanover Compressor Company, Nominal Defendant	H-02-0761	United States District Court for the Southern District of Texas	03/01/02

Coffelt Family, LLC, derivatively on behalf of Hanover Compressor Company	Michael A. O’Connor, Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Melvyn N. Klein, Alvin V. Shoemaker, and Robert R. Furgason, Defendants and Hanover Compressor Company, Nominal Defendant	19410-NC	Court of Chancery for the State of Delaware State Court in New Castle County	02/15/02

Motions are currently pending for appointment of lead counsel in the consolidated derivative actions in the Southern District of Texas.

On and after March 26, 2003, three plaintiffs filed separate putative class actions collectively against Hanover, Michael McGhan, Michael O’Connor, William Goldberg and Chad Deaton (and other purportedly unknown defendants) in the United States District Court for the Southern District of Texas. The alleged class is comprised of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action seeks relief under the Employee Retirement Income Security Act (ERISA) based upon Hanover’s and the individual defendants’ alleged mishandling of Hanover’s 401(k) Plan. The three ERISA putative class actions are entitled: Kirkley v. Hanover, Case No. H-03-1155; Angleopoulos v. Hanover, Case No. H-03-1064; and Freeman v. Hanover, Case No. H-03-1095.

On May 12, 2003, Hanover reached agreement, subject to court approval, to settle the securities class actions, the ERISA class actions and the shareholder derivative actions described above. The terms of the proposed settlement provide for Hanover to: (i) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (ii) issue 2.5 million shares of common stock, and (iii) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but can be extinguished (with no monies owing under it) if Hanover’s common stock trades at or above the average price of $12.25 for 15 consecutive days at any time between March 31, 2004 and March 31, 2007. As part of the settlement, Hanover has also agreed to implement corporate governance enhancements, including allowing large shareholders to participate in the process to appoint two independent directors to Hanover’s Board. The Company’s auditor, PricewaterhouseCoopers LLP, is not a party to the settlement and will continue to be a defendant in the consolidated securities class action.

GKH which owns approximately ten percent of Hanover’s outstanding common stock and which sold shares in the Company’s March 2001 secondary offering of common stock are parties to the proposed settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the proposed settlement provide for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources.

In connection with this settlement, Hanover initially recorded a pre-tax charge of approximately $68.7 million ($54.0 million after tax) in its first quarter 2003 financial statements. This charge included approximately $42.1 million ($27.4 million after tax), net of insurance recoveries, for Hanover’s contribution of cash and estimated costs, 2.5 million common shares, and the contingent note. The charge also included approximately $26.6 million, without tax benefit, for 2.5 million Hanover common shares to be funded by GKH. Because this settlement could be considered to be a related party transaction as defined in SEC Staff Accounting Bulletin 5-T, the fair value of the Hanover shares to be paid by GKH was recorded as an expense in Hanover’s statement of operations.

As discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2003, we planned to seek guidance from the Office of the Chief Accountant of the SEC to determine whether the Hanover common shares provided by GKH should be recorded as an expense by Hanover. After the submission of a detailed letter and discussions with the SEC Staff, the Staff informed us that it would not object to GKH’s portion of the settlement not being considered a related party transaction as defined in SEC Staff Accounting Bulletin 5-T. Accordingly, the $26.6 million charge related to the 2.5 million Hanover common shares being paid by GKH could be reversed from our first quarter 2003 financial statements.

On August 5, 2003, the Company filed an amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2003 to amend its first quarter 2003 financial statements to exclude the $26.6 million charge related to the 2.5 million common shares being funded by GKH. As a result, in its first quarter 2003 financial statements, as amended, the Company recorded a pre-tax charge of approximately $42.1 million ($27.4 million after tax), net of insurance recoveries, for Hanover’s contribution of cash and estimated costs, 2.5 million Hanover common shares, and the contingent note.

In addition, in the second quarter of 2003, the Company adjusted its estimate of the settlement and recorded an additional $1.7 million charge due to the change in the value of Hanover’s common stock from May 14 to June 30, 2003.

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

	Amended First Quarter Estimated Settlement	Second Quarter Adjustment To Estimated Settlement	Total
Cash	$30,050	$—	$30,050
Estimated fair value of note to be issued	5,194	—	5,194
Common stock to be issued by Hanover	26,600	1,650	28,250
Legal fees and administrative costs	6,929	—	6,929

Total	68,773	1,650	70,423
Less insurance recoveries	(26,670)	—	(26,670)

Net estimated litigation settlement	$42,103	$1,650	$43,753

The $5.2 million estimated fair value of the note to be issued was based on the present value of the future cash flows discounted at borrowing rates currently available for debt with similar terms and maturities. Utilizing a market-borrowing rate of 11%, the principal value and stipulated interest rate required by the note of 5% per annum, an estimated discount of $1.5 million was computed on the note to be issued. Upon the issuance of the note, the discount will be amortized to interest expense over the term of the note. Because the note could be extinguished without a payment (if Hanover’s common stock trades at or above the average price of $12.25 for 15 consecutive days at any time between March 31, 2004 and March 31, 2007), we will be required to record an asset in future periods for the value of the embedded derivative, as required by SFAS 133, when the note is issued. This asset will be marked to market in future periods with any increase or decrease included in our statement of operations.

As of June 30, 2003, our accompanying balance sheet includes a $33.5 million long-term liability pending approval by the courts and satisfaction of certain other conditions and $37.1 million in accrued liabilities related to amounts which are expected to be paid in the next twelve months. During the second quarter, the $26.7 million receivable from the insurance carriers and $2.8 million of our portion of the cash settlement was paid into an escrow fund and is included in the accompanying balance sheet as restricted cash. Upon issuance of the note and common stock, we will record such amounts in liabilities and stockholders’ equity, respectively, and will include the shares in our outstanding shares used for earnings per share calculations.

The final value of the settlement may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of our common stock when issued and potential changes in the market conditions affecting the valuation of the note to be issued. Additionally, the settlement is contingent on confirmatory discovery, final documentation, court approval and certain other conditions. Accordingly, we will revalue our estimate of the cost of the settlement on a quarterly basis and at the time the securities are issued.

On May 13, 2003, Hanover moved to consolidate all of the ERISA actions and the consolidated shareholder derivative action into the consolidated securities class action. This motion was denied with respect to the ERISA actions on July 15, 2003 without prejudice to reurging. On July 22, 2003, Hanover filed an unopposed motion reurging the court to consolidate for settlement purposes, the ERISA actions into the consolidated securities class action. By order dated August 1, 2003, the court granted the unopposed motion and consolidated the ERISA actions into the federal securities actions for settlement purposes. In addition, Hanover and the other defendants in the actions, together with the plaintiffs that entered into the settlement, filed a motion in the consolidated securities action which has been granted, pursuant to which the parties have agreed to seek preliminary approval of the court for the settlement by September 29, 2003.

On July 18, 2003, the parties entered into an Amended Memorandum of Understanding which did not alter the aggregate amount to be paid under the settlement described above, but in which the counsel for the named plaintiffs in the Angleopoulos and the Freeman ERISA class actions agreed to become parties to the settlement. As partial consideration therefore, it was agreed that an additional $0.8 million (for a total of $1.8 million) from the settlement fund that was previously designated for relief for the securities class actions would be reallocated to provide relief in connection with the ERISA class actions.

The settlement is subject to court approval and could be the subject of an objection by shareholders as well as from plaintiff’s counsel to Harbor Finance in the shareholder derivative action who was not a signatory to the agreement reached among the remaining parties.

On November 14, 2002, the SEC issued a Formal Order of Private Investigation relating to the matters involved in the restatements of our financial statements. We are cooperating fully with the Fort Worth District Office Staff of the SEC. It is too soon to determine whether the outcome of this investigation will have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

As of June 30, 2003, we had incurred approximately $12.2 million in legal related expenses in connection with the internal investigations, the putative class action securities lawsuits, the derivative lawsuit and the SEC investigation. Of this amount, we incurred approximately $2.0 million on behalf of officers and directors in connection with the above-named proceedings. We intend to pay the litigation costs of our officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover’s certificate of incorporation and bylaws. We expect to incur approximately $6.8 million in additional legal fees and administrative expenses in connection with the settlement of the securities-related litigation.

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

At its Annual Meeting of Stockholders held on May 15, 2003, the Company presented the following matters to the stockholders for action and the votes cast are indicated below:

1.    Re-election of nine Directors

Term Ending 2004	For	Withheld
I. Jon Brumley	60,761,445	1,517,066
Ted Collins, Jr.	60,305,626	1,972,885
Chad C. Deaton	62,024,366	254,145
Robert R. Furgason	60,305,993	1,972,518
Victor E. Grijalva	61,702,837	575,674
Gordon T. Hall	60,760,796	1,517,715
Melvyn N. Klein	60,378,821	1,899,690
Michael A. O’Connor	57,481,382	4,797,129
Alvin V. Shoemaker	59,045,262	3,233,249

2.    Ratification of the Reappointment of PricewaterhouseCoopers LLP as Independent Accountants

For	Against	Abstaining
59,877,603	2,298,883	102,025

3.    Approval of the Hanover Compressor Company 2003 Stock Incentive Plan

For	Against	Abstaining
59,998,157	1,933,993	346,360

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b)  Reports submitted on Form 8-K:

1.	A report on Form 8-K was filed on May 13, 2003, which reported under caption “Item 9—Regulation FD Disclosure (Information furnished under Item 12 – Results of Operations and Financial Condition)” Hanover’s financial results for the fiscal quarter ended March 31, 2003. A copy of the press release was attached as Exhibit 99.1 under caption “Item 7(c)—Exhibits”. The date of such report (the date of the earliest event reported) was May 13, 2003.

2.	A report on Form 8-K was filed on May 14, 2003, which reported under caption “Item 5—Other Events and Required FD Disclosure” the announcement that Hanover reached an agreement to settle its outstanding securities-related litigation. The date of such report (the date of the earliest event reported) was May 13, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

Date: August 13, 2003

By:	/S/ CHAD C. DEATON
Chad C. Deaton
President and Chief Executive Officer

Date: August 13, 2003

By:	/S/ JOHN E. JACKSON
John E. Jackson
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)