Form 10-Q/A
period 2003-09-30
HANOVER COMPRESSOR CO /
filed 2003-12-02
CIK 909413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 in order to correct certain inadvertent classification errors contained in our presentation of revenues and expenses related to compressor and accessory fabrication and production and processing equipment fabrication for the three and nine months ended September 30, 2003, as well as our backlog related to compressor and accessory fabrication and production and processing equipment fabrication as of September 30, 2003. Inasmuch as we are now filing this amendment, we have also corrected certain typographical errors contained in our Form 10-Q as described below and conformed certain portions of our description of legal proceedings to the description included in the preliminary prospectus supplement referred to below.

This amendment on Form 10-Q/A has no effect on our total revenues, total expenses, net income, total assets, total liabilities or total equity as previously reported on Form 10-Q.

The classification errors referred to above involve approximately $3.3 million of revenues and approximately $2.6 million of expenses that were previously classified as “Compressor and accessory fabrication” that have been re-classified as “Production and processing equipment fabrication.” This reclassification has been reflected in the revenues and expenses presented in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2003, as well as the segment information presented in note 12 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A. In addition, the classification errors referred to above involve approximately $4.4 million that was previously classified in our compression equipment backlog that has been reclassified in our production and processing equipment backlog as of September 30, 2003. We have also revised our discussion in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the foregoing.

The typographical errors referred to above which we have corrected are located in various parts of our Form 10-Q as follows:

1. The amount of identifiable assets for domestic rentals at September 30, 2002 in note 12 has been revised from $906,725,000 to $906,727,000.

2. Note 14 and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” have been revised to reflect that approximately $59.9 million was used to pay off the PIGAP Note rather than approximately $59 million.

3. “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002—Expenses” inadvertently failed to include the word “million” after “$143.9” in the first sentence of the paragraph discussing operating expenses for our parts, service and used equipment business.

4. “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” as it relates to the amounts, as of September 30, 2003, that have been recorded in current liabilities and long-term liabilities with respect to the fair value adjustment related to the three interest rate swaps we entered into during the second quarter of 2001 contained a typographical error as to those amounts. These amounts were correctly reported elsewhere in our Form 10-Q in (a) the unaudited condensed consolidated financial statements and (b) “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

In connection with the sale for the account of Schlumberger Technology Corporation of our Zero Coupon Subordinated Notes due March 31, 2007, Hanover filed a preliminary prospectus supplement on November 21, 2003 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended. Hanover’s preliminary prospectus supplement, as filed, contains updated risk factors and updated information about us and our business.

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

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Domestic rentals	$82,823	$80,818	$241,728	$249,276
International rentals	49,519	53,915	151,973	143,612
Parts, service and used equipment	45,581	47,597	118,327	172,826
Compressor and accessory fabrication	24,039	26,783	81,839	85,284
Production and processing equipment fabrication	65,202	35,022	211,152	99,771
Equity in income of non-consolidated affiliates	7,581	3,782	16,873	13,928
Other	452	1,450	3,356	2,416

	275,197	249,367	825,248	767,113

Expenses:
Domestic rentals	31,833	31,130	94,043	89,358
International rentals	17,757	13,866	47,682	39,855
Parts, service and used equipment	35,307	35,236	85,781	143,904
Compressor and accessory fabrication	22,347	23,244	73,950	73,884
Production and processing equipment fabrication	59,095	28,256	188,802	84,329
Selling, general and administrative	40,164	36,769	119,658	107,644
Foreign currency translation	1,536	461	1,336	13,339
Provision for estimated cost of litigation settlement	(3,500)	—	40,253	—
Other	2,446	—	2,951	14,837
Depreciation and amortization	56,199	30,771	126,886	82,367
Leasing expense	—	23,081	43,139	68,206
Interest expense	32,849	10,514	57,283	31,137
Goodwill impairment	—	—	—	47,500

	296,033	233,328	881,764	796,360

Income (loss) from continuing operations before income taxes	(20,836)	16,039	(56,516)	(29,247)
Provision for (benefit from) income taxes	(7,940)	6,180	(18,463)	7,412

Income (loss) from continuing operations	(12,896)	9,859	(38,053)	(36,659)
Income (loss) from discontinued operations, net of tax	761	(800)	1,178	(606)
Loss from write-downs of discontinued operations, net of tax	(10,908)	—	(12,560)	(3,883)
Cumulative effect of accounting change, net of tax	(86,910)	—	(86,910)	—

Net income (loss)	$(109,953)	$9,059	$(136,345)	$(41,148)

Diluted net income (loss) per share:
Net income (loss)	$(109,953)	$9,059	$(136,345)	$(41,148)
Loss from discontinued operations, including write-downs, net of tax	10,147	800	11,382	4,489
Cumulative effect of accounting change, net of tax	86,910	—	86,910	—

Net income (loss) for purposes of computing diluted net income (loss) per share from continuing operations	$(12,896)	$9,859	$(38,053)	$(36,659)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.16)	$0.12	$(0.47)	$(0.46)
Loss from discontinued operations, including write-downs	(0.12)	(0.01)	(0.15)	(0.06)
Cumulative effect of accounting change, net of tax	(1.07)	—	(1.07)	—

Net income (loss)	$(1.35)	$0.11	$(1.69)	$(0.52)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.16)	$0.12	$(0.47)	$(0.46)
Loss from discontinued operations, including write-downs	(0.12)	(0.01)	(0.15)	(0.06)
Cumulative effect of accounting change, net of tax	(1.07)	—	(1.07)	—

Net income (loss)	$(1.35)	$0.11	$(1.69)	$(0.52)

Weighted average common and equivalent shares outstanding:
Basic	81,439	79,438	80,907	79,338

Diluted	81,439	81,255	80,907	79,338

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

On November 14, 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements of our financial statements announced in 2002. We have cooperated with the Fort Worth District Office Staff of the SEC in its investigation. Based upon our discussions to date with the Fort Worth District Office Staff of the SEC, we currently believe that a settlement of the investigation will be reached on terms that we do not believe will have a material adverse impact on our business, consolidated financial position, results of operations or cash flows. However, we can give no assurances in this regard, and we expect any settlement with the SEC to include findings of violations of the securities laws by us with respect to certain of the restated transactions. We understand that any resolution of the investigation reached by us with the Fort Worth District Office Staff of the SEC will have no legal effect until it is reviewed and, if appropriate, approved by the SEC in Washington, D.C., and we cannot predict what action might ultimately be taken against us by the SEC. As such, we do not anticipate announcing any resolution of the investigation unless and until such resolution is approved by the SEC in Washington, D.C.

As of September 30, 2003, we had incurred approximately $14.0 million in legal related expenses in connection with the internal investigations, the putative class action securities lawsuits, the derivative lawsuit and the SEC investigation. Of this amount, we advanced approximately $2.2 million on behalf of current and former officers and directors in connection with the above-named proceedings. We intend to advance the litigation costs of our officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover’s certificate of incorporation and bylaws. We expect to incur approximately $4.4 million in additional legal fees and administrative expenses in connection with the settlement of the securities-related litigation, the SEC inveOn November 14, 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements of our financial statements announced in 2002. We have cooperated with the Fort Worth District Office Staff of the SEC in its investigation. Based upon our discussions to date with the Fort Worth District Office Staff of the SEC, we currently believe that a settlement of the investigation will be reached on terms that we do not believe will have a material adverse impact on our business, consolidated financial position, results of operations or cash flows. However, we can give no assurances in this regard, and we expect any settlement with the SEC to include findings of violations of the securities laws by us with respect to certain of the restated transactions. We understand that any resolution of the investigation reached by us with the Fort Worth District Office Staff of the SEC will have no legal effect until it is reviewed and, if appropriate, approved by the SEC in Washington, D.C., and we cannot predict what action might ultimately be taken against us by the SEC. As such, we do not anticipate announcing any resolution of the investigation unless and until such resolution is approved by the SEC in Washington, D.C. stigation and advances on behalf of current and former officers and directors for legal fees.

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

The following tables present sales and other financial information by industry segment for the three months ended September 30, 2003 and 2002.

	Domestic rentals	International rentals	Parts, service and used equipment	Compressor fabrication	Production equipment fabrication	Other	Eliminations	Consolidated
	(in thousands)
September 30, 2003:
Revenues from external customers	$82,823	$49,519	$45,581	$24,039	$65,202	$8,033	$—	$275,197
Intersegment sales	—	4,785	14,100	5,569	4,658	—	(29,112)	—

Total revenues	82,823	54,304	59,681	29,608	69,860	8,033	(29,112)	275,197
Gross profit	50,990	31,762	10,274	1,692	6,107	8,033	—	108,858
Identifiable assets	1,589,273	823,688	71,982	86,922	256,730	213,812	—	3,042,407
September 30, 2002:
Revenues from external customers	$80,818	$53,915	$47,597	$26,783	$35,022	$5,232	$—	$249,367
Intersegment sales	—	341	7,728	11,671	1,847	4,511	(26,098)	—

Total revenues	80,818	54,256	55,325	38,454	36,869	9,743	(26,098)	249,367
Gross profit	49,688	40,049	12,361	3,539	6,766	5,232	—	117,635
Identifiable assets	906,727	738,315	128,282	100,437	136,352	198,505	—	2,208,618

The following tables present sales and other financial information by industry segment for the nine months ended September 30, 2003 and 2002.

	Domestic rentals	International rentals	Parts, service and used equipment	Compressor fabrication	Production equipment fabrication	Other	Eliminations	Consolidated
	(in thousands)
September 30, 2003:
Revenues from external customers	$241,728	$151,973	$118,327	$81,839	$211,152	$20,229	$—	$825,248
Intersegment sales	—	14,020	54,673	10,190	17,643	—	(96,526)	—

Total revenues	241,728	165,993	173,000	92,029	228,795	20,229	(96,526)	825,248
Gross profit	147,685	104,291	32,546	7,889	22,350	20,229	—	334,990
September 30, 2002:
Revenues from external customers	$249,276	$143,612	$172,826	$85,284	$99,771	$16,344	$—	$767,113
Intersegment sales	—	1,057	39,689	56,625	8,211	8,397	(113,979)	—

Total revenues	249,276	144,669	212,515	141,909	107,982	24,741	(113,979)	767,113
Gross profit	159,918	103,757	28,922	11,400	15,442	16,344	—	335,783

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

14. SUBSEQUENT EVENT

In October 2003, our PIGAP II joint venture, which repressurizes oil fields in eastern Venezuela for Petroleos de Venezuela, S.A., closed a $230 million project financing that is non-recourse to Hanover. Proceeds from the loan were used to repay Williams and Hanover, based on their respective ownership percentages, for the initial funding of construction-related costs. We own 30% of the project and received approximately $78.5 million from the financing and a distribution of earnings from the project of which approximately $59.9 million was used to pay off the PIGAP Note described in Note 5.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q/A are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified as such because of the context of the statement or because the statement may include words such as “believes”, “anticipates”, “expects”, “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

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

Other factors besides those described in this Form 10-Q/A could also affect our actual results. You should not unduly rely on the forward-looking statements contained in this Form 10-Q/A, which speak only as of the date of this Form 10-Q/A. Except as otherwise required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q/A or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2002 and the reports we file from time to time with the SEC after the date of this Form 10-Q/A. All forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary statement.

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

Revenues from compressor and accessory fabrication decreased by $2.8 million, or 10%, to $24.0 million during the three months ended September 30, 2003 from $26.8 million during the three months ended September 30, 2002. Our compression equipment backlog was $29.3 million at September 30, 2003 compared to $20.4 million at September 30, 2002.

Revenues from production and processing equipment fabrication increased by $30.2 million, or 86%, to $65.2 million during the three months ended September 30, 2003 from $35.0 million during the three months ended September 30, 2002. The increase in production and processing equipment revenues is primarily due to the inclusion of $27.1 million in revenues from the inclusion of Belleli’s results in the three months ended September 30, 2003. Our production and processing equipment backlog was $32.2 million at September 30, 2003 compared to $47.3 million at September 30, 2002, excluding Belleli’s backlog of $65.6 million at September 30, 2003.

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

Operating expenses for our compressor and accessory fabrication business decreased by $0.9 million, or 4%, to $22.3 million during the three months ended September 30, 2003 from $23.2 million during the three months ended September 30, 2002. The gross margin from compressor and accessory fabrication was 7% during the three months ended September 30, 2003 and 13% during the three months ended September 30, 2002. We continue to face strong competition for new compression fabrication business, which negatively affected the selling price of our compression equipment and the related gross margins for the third quarter of 2003.

The operating expenses attributable to production and processing equipment fabrication business increased by $30.8 million, or 109%, to $59.1 million during the three months ended September 30, 2003 from $28.3 million during the three months ended September 30, 2002. The increase in production and processing equipment fabrication expenses was primarily due to the inclusion of the results of Belleli in the three months ended September 30, 2003. The gross margin attributable to production and processing equipment fabrication was 9% during the three months ended September 30, 2003 and 19% during the three months ended September 30, 2002. The decrease in gross margin was primarily attributable to increased competition in our high specification production equipment product lines and operational disruptions related to our consolidation efforts.

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

PROVISION FOR ESTIMATED COST OF LITIGATION SETTLEMENT

On October 23, 2003, we entered into a Stipulation of Settlement, which, subject to court approval, will settle the securities class actions, the ERISA class actions and the shareholder derivative actions described in Note 9 in Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A.

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

Revenues from compressor and accessory fabrication decreased by $3.5 million, or 4%, to $81.8 million during the nine months ended September 30, 2003 from $85.3 million during the nine months ended September 30, 2002.

Revenues from production and processing equipment fabrication increased by $111.4 million, or 112%, to $211.2 million during the nine months ended September 30, 2003 from $99.8 million during the nine months ended September 30, 2002. The increase in production and processing equipment revenues is primarily due to the inclusion of $94.1 million in revenues from the results of Belleli.

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

Operating expenses for our parts, service and used equipment business decreased by $58.1 million, or 40%, to $85.8 million during the nine months ended September 30, 2003 from $143.9 million during the nine months ended September 30, 2002. The decrease was primarily related to the corresponding 32% decrease in parts, service and used equipment revenue and an increase in gross margin. The gross margin from parts, service and used equipment was 28% during the nine months ended September 30, 2003 and 17% during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, we recorded approximately $6.1 million in inventory write-downs and reserves for parts inventory that was either obsolete, excess or carried at a price above market value. Also, included in parts, service and used equipment revenue for the nine months ended September 30, 2003 was $27.7 million in used rental equipment and installation sales, with a 16% gross margin compared to $64.9 million in sales with an 11% gross margin for the nine months ended September 30, 2002. Our used rental equipment and installation sales (which usually have a lower margin than our parts and service sales) decreased our parts, service and used equipment gross margin by approximately 4% in the nine months ended September 30, 2003. The inventory write-down and used rental equipment and installation sales reduced our total parts, service and used equipment gross margin by approximately 9% in the nine months ended September 30, 2002.

Operating expenses for our compressor and accessory fabrication business increased by $0.1 million to $74.0 million during the nine months ended September 30, 2003 from $73.9 million during the nine months ended September 30, 2002. The gross margin on compressor and accessory fabrication was 10% during the nine months ended September 30, 2003 and 13% during the nine months ended September 30, 2002. We continue to face strong competition for new compression fabrication business, which negatively affected the selling price of our compression equipment and the related gross margins during 2003.

The operating expenses attributable to production and processing equipment fabrication business increased by $104.5 million, or 124%, to $188.8 million during the nine months ended September 30, 2003 from $84.3 million during the nine months ended September 30, 2002. The increase in production and processing equipment fabrication expenses was primarily due to the consolidation of the results of Belleli in the nine months ended September 30, 2003. The gross margin attributable to production and processing equipment fabrication was 11% during the nine months ended September 30, 2003 and 15% during the nine months ended September 30, 2002. Of the decrease in gross margin for production and processing equipment fabrication, 2% was attributable to the inclusion of Belleli. The remaining decrease in gross margin was primarily attributable to increased competition and operational disruptions related to our consolidation efforts.

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

Also, on May 14, 2003, we agreed with Schlumberger Surenco, an affiliate of Schlumberger Technology Corporation, to the modification of the repayment terms of a $58 million obligation that was accrued as a contingent liability on our balance sheet since the acquisition of POC and was associated with the PIGAP II joint venture. The obligation was converted into a non recourse promissory note (“PIGAP Note”) payable by Hanover Cayman Limited, our indirect wholly-owned consolidated subsidiary, with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the projects’ financing and distributed approximately $78.5 million to Hanover, of which approximately $59.9 million was used to payoff the PIGAP Note.

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

On November 14, 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements of our financial statements announced in 2002. We have cooperated with the Fort Worth District Office Staff of the SEC in its investigation. Based upon our discussions to date with the Fort Worth District Office Staff of the SEC, we currently believe that a settlement of the investigation will be reached on terms that we do not believe will have a material adverse impact on our business, consolidated financial position, results of operations or cash flows. However, we can give no assurances in this regard, and we expect any settlement with the SEC to include findings of violations of the securities laws by us with respect to certain of the restated transactions. We understand that any resolution of the investigation reached by us with the Fort Worth District Office Staff of the SEC will have no legal effect until it is reviewed and, if appropriate, approved by the SEC in Washington, D.C., and we cannot predict what action might ultimately be taken against us by the SEC. As such, we do not anticipate announcing any resolution of the investigation unless and until such resolution is approved by the SEC in Washington, D.C.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Stipulation And Agreement Of Settlement(1) [10.1]

10.2	Second Amended and Restated Memorandum of Understanding(1) [10.2]

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Such exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter of 2003, under the exhibit number indicated in brackets [], and is incorporated by reference.
(2)	Filed herewith.
(3)	Furnished herewith.

(b) Reports submitted on Form 8-K:

1.	A report on Form 8-K was filed on July 13, 2003, which reported under the caption “Item 5— Other Events and Required FD Disclosure” the death of Michael O’Connor, Hanover’s director and chairman emeritus of the company. A copy of the press release was attached as Exhibit 99.1 under caption “Item 7(c)—Exhibits.” Also reported under the caption “Item 5— Other Events and Required FD Disclosure” was the announcement that Hanover entered into an Amended Memorandum of Understanding related to its securities litigation settlement. A copy of the Amended Memorandum of Understanding was attached as Exhibit 10.1 under the caption “Item 7(c)—Exhibits.” The date of such report (the date of the earliest event reported) was July 18, 2003.

2.	A report on Form 8-K was filed on July 30, 2003, which reported under caption “Item 9—Regulation FD Disclosure (Information furnished under Item 12 – Results of Operations and Financial Condition)” Hanover’s financial results for the fiscal quarter ended June 30, 2003. A copy of the press release was attached as Exhibit 99.1 under the caption “Item 7(c)—Exhibits.” The date of such report (the date of the earliest event reported) was July 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

Date: December 2, 2003

By:	/s/ CHAD C. DEATON
Chad C. Deaton
President and Chief Executive Officer

Date: December 2, 2003

By:	/s/ JOHN E. JACKSON
John E. Jackson
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Stipulation And Agreement Of Settlement(1) [10.1]

10.2	Second Amended and Restated Memorandum of Understanding(1) [10.2]

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Such exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third quarter of 2003, under the exhibit number indicated in brackets [], and is incorporated by reference.
(2)	Filed herewith.
(3)	Furnished herewith.