Form 10-K
period 2003-12-31
HANOVER COMPRESSOR CO /
filed 2004-03-29
CIK 909413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

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

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code:

(281) 447-8787

Securities registered pursuant to Section 12(b)of the Act:

Title of Each Class	Name of Each Exchange in Which Registered

Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act:

Title of class:     None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the Common Stock of the registrant held by non-affiliates as of June 30, 2003 was $659,857,000. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes. With respect to persons holding more that 5% of our outstanding voting shares and common stock, we have relied upon statement filed by such persons on or prior to June 30, 2003 pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

      Number of shares of the Common Stock of the registrant outstanding as of March 19, 2004: 85,536,605 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held in 2004, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, are incorporated by reference into Part III.

      The Index to Exhibits begins on page 72.

HANOVER COMPRESSOR COMPANY

		Page

PART I
Item 1.	Business	3
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	24
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 8.	Financial Statements and Supplementary Data	68
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A.	Controls and Procedures	68
PART III
Item 10.	Directors and Executive Officers of Hanover	69
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions	71
Item 14.	Principal Accounting Fees and Services	71
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	72
SIGNATURES		80
Amended Bylaws
Indenture for 4.75% Convertible Senior Notes
Form of 4.75% Convertible Senior Notes
Form of 8.50% Senior Secured Notes
Form of 8.75% Senior Secured Notes
Form of Zero Coupon Subordinated Notes
Form of 8.625% Senior Notes
Form 4.75% Convertible Senior Notes
Registration Rights Agreement
PIGAP Settlement Agreement
Offset Rights Agreement
Hanover Guarantee
Subsidiaries' Guarantee
Amend.to Guarantees,Credit & Participation Agmt
Amend.No.1 to Agreement and Plan of Merger
Amend.No.2 to Agreement and Plan of Merger
Separation Agreement with Mark Berg
Computation of Ratio of Earnings to Fixed Charges
Guide to Ethical Business Conduct
List of Subsidiaries
Consent of PricewaterhouseCoopers LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	legislative changes or changes in economic or political conditions in the countries in which we do business;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and failures and natural disasters;

•	our inability to implement certain business objectives, such as:

•	integrating acquired businesses,

•	implementing our new enterprise resource planning systems,

•	generating sufficient cash,

•	accessing capital markets,

•	refinancing existing or incurring additional indebtedness to fund our business, and

•	executing our exit and sale strategy with respect to assets classified on our balance sheet as discontinued operations and held for sale;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.

      Other factors in addition to those described in this Form 10-K could also affect our actual results. You should carefully consider the risks and uncertainties described above and those discussed in Item 1 “Business” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Financial Condition and Future Results,” of this Form 10-K in evaluating our forward-looking statements.

      You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-K or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC after the date of this Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Item 1.	Business

General

      Hanover Compressor Company, (“we”, “Hanover”, or the “Company”) a Delaware corporation, together with its subsidiaries, is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants, primarily for use in Europe and the Middle East.

      Substantially all of our assets and operations are owned or conducted by our wholly-owned subsidiary, Hanover Compression Limited Partnership (“HCLP”). In December 2001 and 2002, HCLP and its subsidiaries completed various internal restructuring transactions pursuant to which certain of the domestic subsidiaries of HCLP were merged, directly or indirectly, with and into HCLP.

      We believe that we are currently the largest natural gas compression company in the United States on the basis of aggregate rental horsepower, with approximately 6,071 rental units in the United States having an aggregate capacity of approximately 2,588,000 horsepower at December 31, 2003. In addition, we estimate that we are one of the largest providers of compression services in the Latin American and Canadian markets, operating approximately 835 units internationally with approximately 925,000 horsepower at December 31, 2003. As of December 31, 2003, approximately 74% of our natural gas compression horsepower was located in the United States and approximately 26% was located elsewhere, primarily in Latin America and Canada.

      Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our decentralized operating structure, technically experienced personnel and high-quality compressor fleet have allowed us to successfully provide reliable and timely customer service.

Industry trends

      We compete primarily in the market for transportable natural gas compression units of up to 4,500 horsepower. The market for rental compression has experienced significant growth over the past decade. Although recently we have not experienced any significant growth in domestic rentals or purchases of equipment and services by our customers, which we believe is primarily a result of the lack of a significant increase in U.S. natural gas production levels, we believe that the U.S. gas compression market will continue to grow due to the increased demand for natural gas, the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, the discovery of new reserves and the continuing interest in outsourcing compression by independent producers. However, because the majority of oil and gas reserves are located outside of the United States, we believe that international markets will be a primary source of our growth opportunities in the gas compression market in the years to come.

      As of December 31, 2003, the rental portion of the domestic gas compression market was estimated by industry sources to be approximately 5.0 million horsepower, which we estimate accounts for approximately 30% of aggregate U.S. horsepower, having doubled since 1996. Growth of the rental compression capacity in the U.S. market has been primarily driven by the trend toward outsourcing by energy producers and processors. We believe that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer’s investment in equipment and enabling the customer to more efficiently resize their compression capabilities to meet changing reservoir conditions. In addition, we believe that outsourcing typically provides the customer with more timely and technically proficient service and maintenance, which often reduces operating costs. We believe growth opportunities for compressor rental and sales exist due to (1) increased worldwide energy consumption, (2) implementation of international environmental and conservation laws prohibiting the flaring of natural gas, which increases the need for gathering systems, (3) increased outsourcing by energy producers and processors, (4) the environmental soundness, economy and availability of natural gas as an alternative energy source and (5) continued aging of the worldwide natural gas reserve base and the attendant decline of wellhead pressures. The rental compression business is capital intensive, and our ability to take advantage of these growth opportunities may be limited by our ability to raise capital to fund our expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K.

Recent Events

      Securities Class Actions. On October 23, 2003, we entered into a Stipulation of Settlement, which settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions which were filed against the Company and are more fully described in Item 3 “Legal Proceedings” in this Form 10-K. The terms of the settlement provide for us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but will be extinguished (with no money owing under it) if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007. In addition, upon the occurrence of a change of control that involves us, if the change of control or shareholder approval of the change of control occurs before February 9, 2005, which is twelve months after final court approval of the settlement, we will be obligated to contribute an additional $3 million to the settlement fund.

      As part of the settlement, we have also agreed to implement corporate governance enhancements, including allowing shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February 4, 2004 we appointed Margaret K. Dorman and Stephen M. Pazuk to our board of directors) and making certain changes to our code of conduct.

      GKH Investments, L.P. and GKH Private Limited (collectively “GKH”), which, as of December 31, 2003, together owned approximately 10% of our outstanding common stock and which sold shares in our March 2001 secondary offering of common stock, are parties to the settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the settlement provide for GKH to transfer 2.5 million shares of our common stock from their holdings or from other sources to the settlement fund.

      We received a letter on March 11, 2004 from the administrative trustee of the GKH Liquidating Trust indicating it and one of its affiliates had decided to distribute 5.8 million shares of the 8.3 million shares of Hanover common stock owned by the GKH Liquidating Trust (formerly held by GKH) and its affiliate to the relevant beneficiaries. The remaining 2.5 million shares held by GKH will be paid as part of the global shareholder litigation settlement.

      On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments, approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final

Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement has therefore become final and will be implemented according to its terms. Our independent auditor, PricewaterhouseCoopers LLP, is not a party to the settlement and remains a party to the securities class action. (See Item 3 “Legal Proceedings” and Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations — Year ended December 31, 2003 compared to year ended December 31, 2002 — Provision for securities litigation settlement.”)

      SEC Settlement. In December 2003, we entered into a settlement with the Securities and Exchange Commission (“SEC”), concluding the previously disclosed SEC investigation into the transactions underlying, and other matters relating to, the restatement of our financial statements for fiscal years 1999, 2000 and 2001. Without admitting or denying any of the SEC’s findings, we consented to the entry of a cease and desist order requiring future compliance with certain periodic reporting, record keeping and internal control provisions of the securities laws. The settlement did not impose any monetary penalty on us and required no additional restatements of our historical financial statements.

      Debt Refinancings. In December 2003, we issued under our shelf registration statement $200.0 million aggregate principal amount of our 8.625% Senior Notes due 2010, which are fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The net proceeds from this offering were used to repay the outstanding indebtedness and minority interest obligations of $194.0 million and $6.0 million, respectively, under our 1999A equipment lease that was to expire in June 2004.

      Also in December 2003, we issued under our shelf registration statement $143.8 million aggregate principal amount of our 4.75% Convertible Senior Notes due 2014. We may redeem these convertible notes beginning in 2011 under certain circumstances. The convertible notes are convertible into shares of our common stock at an initial conversion rate of 66.6667 shares of our common stock per $1,000 principal amount of the convertible notes (subject to adjustment in certain events) at any time prior to the stated maturity of the convertible notes or the redemption or repurchase of the convertible notes by us. The net proceeds from this offering were used to repay a portion of the outstanding indebtedness under our bank credit facility.

      New Bank Credit Facility. Effective December 15, 2003, we entered into a new $350 million bank credit facility having a maturity date of December 29, 2006 and made conforming amendments related to the compression equipment lease obligations that we entered into in 2000. Our prior $350 million bank credit facility that was scheduled to mature in November 2004, was terminated upon closing of the new facility. The new bank credit facility modified certain covenants that were contained in the prior facility and eliminated certain covenants entirely. The new agreement prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock. The new agreement clarifies and provides certain thresholds with respect to our ability to make investments in our foreign subsidiaries. In addition, under the new agreement, we granted the lenders a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries (with certain exceptions), and pledged 66% of the equity interest in certain of our foreign subsidiaries. We believe that this new bank credit facility will provide flexibility in accessing the capacity under the facility to support our short-term liquidity needs.

      Panoche/ Gates Dispositions. In May 2003, we announced that we had agreed to sell our 49% membership interest in Wellhead Power Panoche, LLC (“Panoche”) and our 92.5% membership interest in Wellhead Power Gates, LLC (“Gates”) to Hal Dittmer and Fresno Power Investors Limited Partnership, who owned the remaining interests in Panoche and Gates. Panoche and Gates own gas-fired peaking power plants of 49 megawatts and 46 megawatts, respectively. The Panoche transaction closed in June 2003 and the Gates transaction closed in September 2003. Total consideration for the transactions was approximately $27.2 million consisting of approximately $6.4 million in cash, $2.8 million in notes that mature in May 2004, a $0.5 million note that matures in September 2005 and the release of our obligations under a capital lease from GE Capital to Gates that had an outstanding balance of approximately $17.5 million at the time of the Gates closing. In addition, we were released from a $12 million letter of credit from us to GE Capital that was provided as additional credit support for the Gates capital lease.

      PIGAP II Restructuring and Our Zero Coupon Subordinated Notes due March 31, 2007. On May 14, 2003, we entered into an agreement with Schlumberger Limited to terminate our right to put our interest in the PIGAP II joint venture to Schlumberger. As a result, we retained our interest in PIGAP II. We had previously given notice of our intent to exercise the PIGAP put in January 2003. PIGAP II is a joint venture, currently owned 70% by a subsidiary of Williams Companies Inc. and 30% by Hanover, which operates a natural gas compression facility in Venezuela. The natural gas processed by PIGAP II is re-injected into oil reservoirs for enhanced oil recovery.

      Also on May 14, 2003, we agreed with Schlumberger Surenco, an affiliate of Schlumberger, to the modification of the repayment terms of a $58.0 million obligation that was accrued as a contingent liability on our balance sheet since the acquisition of Production Operators Corporation (“POC”) and was associated with the PIGAP II joint venture. The obligation was converted into a non-recourse promissory note (the “PIGAP Note”) payable by Hanover Cayman Limited, our indirect wholly-owned consolidated subsidiary, with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to Hanover, of which approximately $59.9 million was used to repay the PIGAP Note.

      In connection with the agreement to terminate our right to put our interest in PIGAP II back to Schlumberger, we also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from Hanover in August 2001 as part of the purchase price for our acquisition of POC’s natural gas compression business, ownership interest in certain joint venture projects in South America (including PIGAP II), and related assets. As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. We restructured the $150 million subordinated note as our Zero Coupon Subordinated Notes due March 31, 2007, which notes were issued to Schlumberger and were sold by Schlumberger in a registered public offering in December 2003. Original issue discount accretes under the zero coupon notes at a rate of 11.0% per annum for their remaining life, up to a total principal amount of $262.6 million payable at maturity. The notes will accrue additional interest at a rate of 2.0% per annum upon the occurrence and during the continuance of an event of default under the notes. The notes will also accrue additional interest at a rate of 3.0% per annum if our consolidated leverage ratio, as defined in the indenture governing the notes, exceeds 5.18 to 1.0 as of the end of any two consecutive fiscal quarters. Notwithstanding the preceding, in no event will the total additional interest accruing on the notes exceed 3.0% per annum if both of the previously mentioned circumstances occur. The notes also contain a covenant that limits our ability to incur additional indebtedness if our consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions.

      Belleli Acquisition. In 2002, we increased our ownership of Belleli to 51% from 20.3% by converting $13.4 million in loans, together with approximately $3.2 million in accrued interest thereon, into additional equity ownership and in November 2002 began consolidating the results of Belleli’s operations. Belleli has three manufacturing facilities, one in Mantova, Italy and two in the United Arab Emirates (Jebel Ali and Hamriyah). During 2002, we also purchased certain operating assets used by Belleli for approximately $22.4 million from a bankruptcy estate of Belleli’s former parent and leased these assets to Belleli for approximately $1.2 million per year, for a term of seven years.

      In connection with our increase in ownership in 2002, we entered into an agreement with the minority owner of Belleli that provided the minority owner the right, until June 30, 2003, to purchase our interest for an amount that approximated our investment in Belleli. The agreement also provided us with the right, beginning in July 2003, to purchase the minority owner’s interest in Belleli. In addition, the minority owner historically had been unwilling to provide its proportionate share of capital to Belleli. We believed that our ability to maximize value would be enhanced if we were able to exert greater control through the exercise of our purchase right. Thus, in August 2003, we exercised our option to acquire the remaining 49% interest in Belleli for approximately $15.0 million in order to gain complete control of Belleli. As a result of these transactions and intervening foreign exchange rate changes, we recorded $4.8 million in identifiable intangible assets, with a weighted average life of approximately 17 years, and $35.5 million in goodwill.

      As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. We currently do not expect to realize our original growth expectations for Belleli in the timeframe that we originally forecasted.

      During the performance of our annual goodwill impairment review in the fourth quarter of 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli. Upon further analysis, it was determined that the factors resulting in the goodwill impairment charge were also present during the third quarter of 2003 and that the exercise of our purchase option in the third quarter of 2003 and the presence of such factors should have resulted in an interim goodwill impairment test under SFAS 142 and an impairment charge at that time. We have adjusted our third quarter results accordingly.

Industry Overview

Gas Compression

      Typically, compression is required at several intervals of the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage and throughout the transportation systems.

      Over the life of an oil or gas well, natural reservoir pressure and deliverability typically decline as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer flows naturally into the pipeline. It is at this time that compression equipment is applied to economically boost the well’s production levels and allow gas to be brought to market.

      In addition to such wellhead and gas field gathering activities, natural gas compressors are used in a number of other applications, most of which are intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compressors are used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be removed and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compression equipment is applied to allow the gas to continue to flow in the pipeline to its destination. Additionally, compressors are used to re-inject associated gas to lift liquid hydrocarbons and thereby increase the rate of crude oil production from oil and gas wells. Furthermore, compression enables gas to be stored in underground storage reservoirs for subsequent extraction during periods of peak demand. Finally, compressors are often used in combination with oil and gas production equipment to process and refine oil and gas into higher value added and more marketable energy sources, as well as used in connection with compressed natural gas vehicle fueling facilities providing an alternative to gasoline.

      Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or change their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of the equipment, a dedicated local parts inventory, a diversified fleet of natural gas compressors and a highly trained staff of field service personnel are necessary to perform such functions in the most economic manner. These requirements, however, have typically proven to be an extremely inefficient use of capital and manpower for independent natural gas producers and have caused producers, as well as natural gas transporters and processors, to increasingly outsource their non-core compression activities to specialists such as us.

      The advent of rental and contract compression roughly 40 years ago made it possible for natural gas producers, transporters and processors to improve the efficiency and financial performance of their operations. We believe compressors leased from specialists generally have a higher rate of mechanical reliability and typically generate greater productivity than those owned by oil and gas operators. Furthermore, because compression needs of a well change over time, outsourcing of compression equipment enables an oil and gas producer to better match variable compression requirements to the production needs throughout the life of the well. Also, certain major domestic oil companies are seeking to streamline their operations and reduce their capital expenditures and other costs. To this end, they have sold certain domestic energy reserves to independent energy producers and are outsourcing facets of their operations. We believe that such initiatives are likely to contribute to increased rentals of compression equipment.

      Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a “skid.” A fabricator typically purchases the various compressor components from third-party manufacturers, but employs its own engineers and design and labor force.

      In order to meet customers’ needs, gas compressor fabricators typically offer a variety of services to their customers, including:

•	engineering, fabrication and assembly of the compressor unit;

•	installation and testing of the unit;

•	ongoing performance review to assess the need for a change in compression; and

•	periodic maintenance and replacement parts supply.

Production and Processing Equipment

      Crude oil and natural gas are generally not marketable as produced at the wellhead and must be processed before they can be transported to market. Production and processing equipment is used to separate and treat oil and gas as it is produced to achieve a marketable quality of product. Production processing typically involves the separation of oil and gas and the removal of contaminants. The end result is “pipeline,” or “sales” quality oil and gas. Further processing or refining is almost always required before oil or gas is suitable for use as fuel or feedstock for petrochemical production. Production processing normally takes place in the “upstream” market, while refining and petrochemical production is referred to as the “downstream” market.

      Wellhead or upstream production and processing equipment includes a wide and diverse range of products. We sell “standard” production equipment primarily into U.S. markets, which is used for processing wellhead production from onshore or shallow-water offshore platform production. In addition, we sell custom-engineered, built-to-specification production and processing equipment, which typically consists of much larger equipment packages than standard equipment, and is generally used in much larger scale production operations. These large projects tend to be in remote areas, such as deepwater offshore sites, and in developing countries with limited oil and gas industry infrastructure.

      The standard production equipment market tends to be somewhat commoditized, with sales following general industry trends. Equipment can be built for inventory based on historical product mix and predicted industry activity. The custom equipment market is driven by global economic and political trends, and the type of equipment that is purchased can vary significantly. Technology, engineering capabilities, project management and quality control standards are the key drivers in the custom equipment market.

      In addition, through our ownership of Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants, primarily for use in Europe and the Middle East.

Market Conditions

      We believe that the most fundamental force driving the demand for gas compression and production equipment is the growing global consumption of natural gas. As more gas is consumed, the demand for compression and production equipment increases. In addition, we expect the demand for liquefied natural gas, compressed natural gas and liquefied petroleum gas to continue to increase and result in additional demand for our compression and production equipment and related services.

      Although natural gas has historically been a more significant source of energy in the United States than in the rest of the world, we believe that aggregate foreign natural gas consumption has recently grown. Despite this growth in energy demand, most non-U.S. energy markets have historically lacked the infrastructure necessary to transport natural gas to local markets and natural gas historically has been flared at the wellhead. Given recent environmental legislation and the construction of numerous natural gas-fueled power plants built to meet international energy demand, we believe that international compression markets are experiencing growth.

      We believe that natural gas is considered to be the “fuel of the future” because it provides the best mix of environmental soundness, economy and availability of any energy source. Rising worldwide energy demand, environmental considerations, the further development of the natural gas pipeline infrastructure and the increasing use of natural gas as a fuel source in oilfield power generation are the principal reasons for this growth.

      While gas compression and production and processing equipment typically must be engineered to high specifications to meet demanding and unique customer specifications, the fundamental technology of such equipment has been stable and has not been subject to significant technological change.

Business Segments

      Our revenues and income are derived from five business segments:

•	Domestic rentals. Our domestic rentals segment primarily provides natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover-owned assets located within the United States.

•	International rentals. Our international rentals segment provides substantially the same services as our domestic rentals segment except it services locations outside the United States.

•	Compressor and accessory fabrication. Our compressor and accessory fabrication segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications.

•	Production and processing equipment fabrication. Our production and processing equipment fabrication segment includes the design, fabrication and sale of equipment used in the production and treating of crude oil and natural gas; and the engineering, procurement and manufacturing of heavy wall reactors for refineries and the construction of desalination plants.

•	Parts, service and used equipment. Our parts, service and used equipment segment provides a full range of services to support the surface production needs of customers, from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment.

      The domestic and international compression rentals segments have operations primarily in the United States, Canada and South America. For financial data relating to our business segments and financial data relating to the amount or percentage of revenue contributed by any class of similar products or services which accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and Note 23 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Compression Rentals, Maintenance Services and Compressor and Accessory Fabrication

      We provide our customers with a full range of compressor and associated equipment sales, rental, maintenance and contract compression services. As of December 31, 2003, our compressor fleet consisted of approximately 6,906 units, ranging from 8 to 4,450 horsepower per unit. The size, type and geographic diversity of this rental fleet enable us to provide our customers with a range of compression units that can serve a wide variety of applications and to select the correct equipment for the job, rather than trying to “fit” the job to our fleet of equipment.

      We base our gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of the contract and the inclusion of any other desired services, such as installation, transportation and the degree of daily operation. In early 2003, we began to selectively introduce price increases for our domestic compression rental business. Such price increases, along with a slight improvement in market conditions, resulted in a 3% increase in revenue from our domestic rentals business in the six months ended December 31, 2003 as compared to the six months ended December 31, 2002. Substantially all of our units are operated pursuant to “contract compression” or “rental with full maintenance” agreements under which we perform all maintenance and repairs on such units while under contract. In the U.S. onshore market, compression rental fleet units are generally leased under contract with minimum terms of six months to two years, which convert to month-to-month at the end of the stipulated minimum period. Historically, the majority of our customers have extended the length of their contracts, on a month-to-month basis, well beyond the initial term. Typically, our compression rental units used in offshore and international applications carry substantially longer lease terms than those for onshore domestic applications.

      An essential element of our success is our ability to provide compression services to customers with contractually committed compressor run-times of between 95% and 98%. Historically, our incidence of failing to meet run-time commitments (the penalty for which is paid in credits to the customer’s account) has been insignificant, due largely to our rigorous preventive maintenance program and extensive field service network that permits us to promptly address maintenance requirements. Our team of experienced maintenance personnel performs our rental compression maintenance services both at our facilities and in the field. Such maintenance facilities are situated in close proximity to actual rental fleet deployment to permit superior service response times.

      All rental fleet units are serviced at manufacturers’ recommended maintenance intervals, modified as required by the peculiar characteristics of each job and the actual operating experience of each compressor unit. Prior to the conclusion of any rental job, our field management evaluates the condition of the equipment and, where practical, corrects any problems before the equipment is shipped out from the job site. Although natural gas compressors generally do not suffer significant technological obsolescence, they do require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes alignment, compression checks and other parametric checks that indicate a change in the condition of the equipment. In addition, oil and wear-particle analysis is performed on all units on an ongoing scheduled basis and prior to their redeployment at specific compression rental jobs. Overhauls are done on a condition-based interval instead of a time-based schedule. In our experience, these rigorous procedures maximize component life and unit availability and minimize avoidable downtime. Typically, we overhaul each rental compressor unit for general refurbishment every 36 to 48 months and anticipate performing a comprehensive overhaul of each rental compressor unit every 60 to 72 months. This maintenance program has provided us with a highly reliable fleet of compressors in excellent condition.

      Our field service mechanics provide all operating and maintenance services for our compression units leased on a contract compression or full maintenance basis and are on-call 24 hours a day. Those field personnel receive regular mechanical and safety training both from our staff and our vendors. Each of our field mechanics is responsible for specific compressor unit installations and has at his or her disposal a dedicated local parts inventory. Additionally, each field mechanic operates from a fully equipped service vehicle. Each mechanic’s field service vehicle is equipped with a radio or cellular telephone, which allows that individual to be our primary contact with the customer’s field operations staff and to be contacted at either his or her residence or mobile phone 24 hours a day. Accordingly, our field service mechanics are given the responsibility to promptly respond to customer service needs as they arise based on the mechanic’s trained judgment and field expertise.

      We believe our competitive position has benefited from the managerial parity that our sales and field service organizations enjoy within the company, enabling these two vital organizations to work together in a highly coordinated fashion in order to deliver maximum customer service, responsiveness and reliability. The foundation for our successful field operations effort is the experience and responsiveness of our compressor rental field service and shop staff of compressor mechanics. Our field service mechanics are coordinated and supported by regional operations managers who have supervisory responsibility for specific geographic areas.

      Our compressor and accessory fabrication operations design, engineer and assemble compression units and accessories for sale to third parties as well as for placement in our compressor rental fleet. As of December 31, 2003, we had a compressor unit fabrication backlog for sale to third parties of $28.2 million compared to $29.8 million at December 31, 2002. Substantially all of our compressor and accessory fabrication backlog is expected to be produced within a three-month to six-month period. In general, units to be sold to third parties are assembled according to each customer’s specifications and sold on a turnkey basis. We acquire major components for these compressor units from third-party suppliers.

Compressor Rental Fleet

      The size and horsepower of our compressor rental fleet owned or operated under lease on December 31, 2003 is summarized in the following table.

		Aggregate
	Number	Horsepower	% of
Range of Horsepower Per Unit	of Units	(In thousands)	Horsepower

0-100	2,006	119	3.4%
101-200	1,387	221	6.3%
201-500	1,200	408	11.6%
501-800.	765	503	14.3%
801-1,100	372	374	10.6%
1,101-1,500	903	1,271	36.2%
1,501-2,500	197	364	10.4%
2,501-4,450	76	253	7.2%

Total	6,906	3,513	100.0%

     Production and Processing Equipment Fabrication

      Through our production and processing equipment fabrication division, we design, engineer, fabricate, sell and rent a broad range of oil and gas production equipment designed to heat, separate, dehydrate and measure crude oil and natural gas. Our product line includes line heaters, oil and gas separators, glycol dehydration units and skid-mounted production packages designed for both onshore and offshore production facilities. We also purchase and recondition used production and processing equipment that is then sold or rented and generally maintain standard product inventories to meet most customers’ rapid response requirements and minimize customer downtime. As of December 31, 2003, we had a production and processing equipment fabrication backlog of $18.1 million (excluding Belleli’s backlog of $106.7 million at December 31, 2003) compared to $56.0 million at December 31, 2002. Substantially all of our production equipment backlog is expected to be produced within a three to thirty-six month period. In addition, through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants, primarily for use in Europe and the Middle East.

     Parts, Service and Used Equipment

      We purchase and recondition used gas compression units, oilfield power generation and treating facilities and production equipment that is then sold or rented to customers. In addition, we often provide contract operations and related services for customers that prefer to own their production, gas treating and oilfield power generation or compression equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression rental, production processing equipment and oilfield power generation equipment and facilities. As customers look to us to provide an ever-widening array of outsourced services, we will continue to build our core business with emerging business opportunities, such as turnkey gas treatment, gas measurement and oilfield-related power generation sales and services. We maintain parts inventories for our own use and to meet our customers’ needs. As of December 31, 2003, we had approximately $114.1 million in parts and supplies inventories.

     Sources and Availability of Raw Materials

      Our fabrication operations consist of fabricating compressor and production and processing equipment from components and subassemblies, most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. Although our products are generally shipped within 180 days following their order date, increases in raw material costs cannot always be offset by increases in our products’ sales prices. We believe that all materials and components are readily available from multiple suppliers at competitive prices.

     Market and Customers

      Our global customer base consists of U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, national oil and gas companies, large and small independent producers and natural gas processors, gatherers and pipelines. Additionally, we have negotiated strategic alliances or preferred vendor relationships with key customers pursuant to which we receive preferential consideration in customer compressor and oil and gas production equipment procurement decisions in exchange for providing enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of our consolidated revenues during 2003, 2002 or 2001.

      Our compressor leasing activities are located throughout the continental United States, internationally and in offshore operations. International locations include Argentina, Barbados, Egypt, United Arab Emirates, Equatorial Guinea, India, Venezuela, Colombia, Trinidad, Bolivia, Brazil, Mexico, Peru, Pakistan, Indonesia, Nigeria, United Kingdom, Russia and Canada. In addition, we have representative offices in the Netherlands and the Cayman Islands. As of December 31, 2003, equipment representing approximately 26% of our compressor rental fleet horsepower was being used in international applications.

     Sales and Marketing

      Our salespeople pursue the rental and sales market for compressors and production equipment and other products in their respective territories. Each salesperson is assigned a customer list on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. Our advertising and promotion strategy is a concentrated approach, tailoring specific messages into a very focused presentation methodology.

      Additionally, our salespeople coordinate with each other to effectively pursue customers who operate in multiple regions. The salespeople maintain contact with our operations personnel in order to promptly respond to and satisfy customer needs. Our sales efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior product design, fabrication, installation, customer service and after-market support.

      Upon receipt of a request for proposal or bid by a customer, we assign a team of sales, operations and engineering personnel to analyze the application and prepare a quotation, including selection of the equipment, pricing and delivery date. The quotation is then delivered to the customer and, if we are selected as the vendor, final terms are agreed upon and a contract or purchase order is executed. Our engineering and operations personnel also often provide assistance on complex compressor applications, field operations issues or equipment modifications.

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

      Because the business is capital intensive, our ability to take advantage of growth opportunities is limited by our ability to raise capital. To the extent that any of our competitors have a lower cost of capital or have greater access to capital than we do, they may be able to compete more effectively, which may allow them to more readily take advantage of available opportunities.

      Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental units increases in a rental fleet, the number of sales, engineering, administrative and maintenance personnel required does not increase proportionately.

      One of the significant cost items in the compressor rental business is the amount of inventory required to service rental units. Each rental company must maintain a minimum amount of inventory to remain competitive. As the size of the rental fleet increases, the required amount of inventory does not increase in the same proportion, thus providing economic efficiencies. The larger rental fleet companies can generate cost savings through improved purchasing power and vendor support.

      We believe that we compete effectively on the basis of price, customer service, and flexibility in meeting customer needs and quality and reliability of our compressors and related services. A few major fabricators, some of whom also compete with us in the compressor rental business, continue to be aggressive competitors in the compressor fabrication business. In our production and processing equipment business, we have different competitors in the standard and custom engineered equipment markets. Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price, availability, the ability to provide integrated projects and level of product support after the sale. Our competition in the custom engineered market usually consists of larger companies. Increasingly, the ability to fabricate these large systems near to the point of end-use is a major competitive issue.

     Government Regulation

      We are subject to various federal, state, local and foreign laws and regulations relating to the environment, health and safety, including regulations and permitting for air emissions, wastewater and stormwater discharges and waste handling and disposal activities. From time to time as part of the regular overall evaluation of our operations, including newly acquired operations, we apply for or amend facility permits with respect to stormwater or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks, or pipelines and other regulated units, all of which may impose additional regulatory compliance and permitting obligations. Failure to comply with these environmental laws and regulations or associated permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions as to future compliance. Moreover, as with any owner or operator of real property, we are subject to clean-up costs and liability for regulated substances or any other toxic or hazardous wastes that may exist on or have been released under any of our properties.

      In connection with our due diligence investigation of potential new properties for acquisition, we typically perform an evaluation to identify potentially significant environmental issues and take measures to have such issues addressed by the seller or ourselves, as appropriate under the circumstances. We cannot be certain, however, that all such possible environmental issues will be identified and fully addressed prior to our acquisition of new properties. Moreover, the handling of petroleum products and other regulated substances is a normal part of our operations and we have experienced occasional minor spills or incidental leakages in connection with our operations. As part of the regular overall evaluation of our operations, including newly acquired facilities, we assess the compliance and permitting status of these operations and facilities with applicable environmental laws and regulations and seek to address identified issues in accordance with applicable law.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the facility or disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA and similar state laws, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

      The Resource Conservation and Recovery Act (“RCRA”) and regulations promulgated by it govern the generation, storage, transfer and disposal of hazardous wastes. We must comply with RCRA regulations for any of our operations that involve the generation, management or disposal of hazardous wastes (such as painting activities or the use of solvents). In addition, to the extent we operate underground tanks on behalf of specific customers, such operations may be regulated under RCRA. We believe we are in substantial compliance with RCRA and are not aware of any current claims against us alleging RCRA violations. We cannot provide any assurance, however, that we will not receive such notices of potential liability in the future.

      We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform remedial plugging or pit closure operations to prevent future contamination. We are not currently under any order requiring that we undertake or pay for any clean-up activities, nor are we aware of any current environmental claims by the government or private parties against us demanding remedial action or alleging that we are liable for remedial costs already incurred. However, we cannot provide any assurance that we will not receive any such claims in the future.

      The Federal Water Pollution Control Act of 1972, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The EPA also has adopted regulations requiring covered industrial operators to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. We believe that we are in substantial compliance with requirements under the Clean Water Act.

      The Clean Air Act restricts the emission of air pollutants from many sources, including compressors and operational support facilities. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, certain states have or are considering and the federal government has recently passed more stringent air emission controls on off-road engines. These laws and regulations may affect the costs of our operations.

      On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environment Department, of potential violations of regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay fees for compressor units located on sites for more than one year. We promptly paid the required fees and corrected the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, that amount was reduced to $189,768. We have responded to the penalty assessment, challenging some of the calculations, and have proposed an alternative settlement amount. We are currently negotiating with the New Mexico Environment Department on the method of calculation and proposed settlement amounts, and the issue is not yet resolved. A Stipulated Motion for Extension of Time to File Answer has been filed which extends the deadline for filing our response to March 22, 2004.

      We believe that we are currently in substantial compliance with environmental laws and regulations and that the phasing-in of recent more stringent air emission controls on off-road engines and other known regulatory requirements in the time periods currently contemplated by such laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. It is possible that stricter environmental laws and regulations may be imposed in the future, such as more stringent air emission requirements or proposals to make currently non-hazardous wastes subject to more stringent and costly handling, disposal and clean-up requirements. While we may be able to pass on the additional costs of complying with such laws to our customers, there can be no assurance that attempts to do so will be successful. Accordingly, new laws or regulations or amendments to existing laws or regulations might require us to undertake significant capital expenditures and otherwise have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

      Our operations outside the United States are potentially subject to similar foreign governmental controls and restrictions pertaining to the environment. We believe our operations are in substantial compliance with existing foreign governmental controls and restrictions and that compliance with these foreign controls and restrictions has not had a material adverse effect on our operations. We cannot provide any assurance, however, that we will not incur significant costs to comply with these foreign controls and restrictions in the future.

International Operations

      We operate in many different geographic markets, some of which are outside the United States. At December 31, 2003, of the approximately 925,000 horsepower of compression we had deployed internationally, approximately 84% was located in Latin America (primarily in Venezuela, Argentina and Mexico) and approximately 11% was located in Canada. Changes in local economic or political conditions, particularly in Venezuela, Argentina and other parts of Latin America, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers which may restrict our ability to enter into new markets;

•	changes in political conditions;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property;

•	the burden of complying with foreign laws; and

•	fluctuations in currency exchange rates and the value of the U.S. dollar.

      Our future plans involve expanding our business in international markets where we currently do not conduct business. Our decentralized management structure and the risks inherent in new business ventures, especially in international markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in or based on U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in their value.

      Although the operating environment in Argentina has since stabilized, in January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement were reached, a preliminary payment could be made based on a one dollar to one peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in 2003. For the year ended December 31, 2003, our Argentine operations represented approximately 5% of our revenue and 9% of our gross profit. During the years ended December 31, 2003 and 2002, we recorded an exchange gain of approximately $0.5 million and an exchange loss of approximately $9.9 million, respectively, for assets exposed to currency translation in Argentina. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina deteriorates, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.

      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production has dropped substantially. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an accord between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the twelve months ended December 31, 2003, we recognized approximately $2.7 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. In addition, a recent movement to remove President Chávez has resulted in renewed civil strife in Venezuela. If such strife continues or escalates, our results of operations in Venezuela could be further materially and adversely affected.

      During the years ended December 31, 2003 and 2002, we recorded exchange losses of approximately $2.4 million and $5.8 million, respectively, for assets exposed to currency translation in Venezuela. For the year ended December 31, 2003, our Venezuelan operations represented approximately 11% of our revenue and 18% of our gross profit. At December 31, 2003, we had approximately $23.0 million in accounts receivable related to our Venezuelan operations.

      In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods. As of December 31, 2003, we had approximately $6.0 million in net assets exposed to currency fluctuation in Venezuela. Based on these assets, a 10% change in exchange rates would result in a $0.5 million gain or loss in Venezuela.

      As part of our acquisition of the gas compression business of Schlumberger, we acquired minority interests in three joint ventures in Venezuela. As a minority investor in these joint ventures, we will not be able to control their operations and activities, including, without limitation, whether and when they distribute cash or property to their holders. In January 2003, we gave notice of our intent to exercise our right to put our interest in one of these joint ventures, the PIGAP II joint venture, back to Schlumberger Surenco. If not exercised, the put right would have expired as of February 1, 2003. On May 14, 2003, we entered into an agreement with Schlumberger Surenco to terminate the PIGAP II put and thus have retained our ownership interest in PIGAP II.

      We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. We understand that Global must complete a significant financing for part of the project in the near term or Shell would be able to terminate its contract with Global. Global has orally informed us that they have completed a financing, although it is not clear to us whether the funds raised will be sufficient to perform their obligations under the Shell contract. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under the Shell contract. We believe that Global is in default with respect to certain agreements they have with us, as a result of which we believe we have certain termination rights.

      If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. We currently have an investment of approximately $29.8 million associated with the barge facility and approximately $4.1 million associated with advances to, and our investment in, Global.

      For financial data relating to the Company’s geographic concentrations, see Note 23 to the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K.

Executive Officers of the Registrant

      The following sets forth, as of March 12, 2004, the name, age and business experience for the last five years of each of our executive officers:

Name	Age	Position

Chad C. Deaton	51	President and Chief Executive Officer; Director
John E. Jackson	45	Senior Vice President— Chief Financial Officer
Mark S. Berg*	45	Senior Vice President— General Counsel and Secretary
Peter G. Schreck	40	Vice President— Treasury and Planning
Stephen P. York	47	Vice President and Corporate Controller

      The following sets forth certain information regarding executive officers of the Company:

      Chad C. Deaton was elected President, Chief Executive Officer and director in August 2002. From 1976 through 1984, Mr. Deaton served in a variety of positions with the Dowell Division of Dow Chemical. Following Schlumberger’s acquisition of Dowell in 1984, Mr. Deaton served in management positions with Schlumberger in Europe, Russia and the United States. Mr. Deaton was executive vice president of Schlumberger Oilfield Services from 1998 to 1999. From September 1999 to September 2001, Mr. Deaton served as a Senior Advisor to Schlumberger Oilfield Services.

      John E. Jackson has served as Senior Vice President and Chief Financial Officer since February 2002. Prior to joining Hanover, Mr. Jackson served as Vice President and Chief Financial Officer of Duke Energy Field Services, a joint venture of Duke Energy and Phillips Petroleum that is one of the nation’s largest producers and marketers of natural gas liquids. Mr. Jackson joined Duke Energy Field Services as Vice President and Controller in April 1999 and was named Chief Financial Officer in February 2001. Prior to joining Duke Energy Field Services, Mr. Jackson served in a variety of treasury, controller and accounting positions at Union Pacific Resources between June 1981 and April 1999.

      Mark S. Berg* has served as Senior Vice President, General Counsel and Secretary since May 2002. From 1997 through 2001, Mr. Berg was an executive officer of American General Corporation, a Fortune 500 diversified financial services company, most recently serving in the position of Executive Vice President, General Counsel and Secretary. Mr. Berg began his career in 1983 as an associate with the Houston-based law firm of Vinson & Elkins L.L.P. and served as a partner from 1990 through 1997.

      Peter G. Schreck has served as Vice President — Treasury and Planning since September 2000. Mr. Schreck was previously employed in various financial positions by Union Pacific Corporation and its affiliated subsidiaries from 1988 through August 2000. Immediately prior to joining Hanover, Mr. Schreck held the position of Treasurer and Director of Financial Services for Union Pacific Resources Company.

      Stephen P. York has served as Vice President and Corporate Controller since April 2002. Prior to joining Hanover, Mr. York served as Director, Payroll Production of Exult, Inc., a provider of web-enabled human resources management services in Charlotte, NC, since 2001. From 1981 to 2000, Mr. York held various management positions with Bank of America Corporation, including Senior Vice President — Personnel Operations, Senior Vice President — Controller/ General Accounting, Senior Vice President — Corporate Accounts Payable/ Fixed Assets, and Vice President — Audit Director. Mr. York was an accountant with KPMG Peat Marwick in Waco, TX, from 1979 to 1981.

* On February 27, 2004, Mr. Berg entered into a Separation Agreement with us and we announced that Mr. Berg plans to step down from his position at Hanover effective March 31, 2004.

Employees

      As of December 31, 2003 we had approximately 5,500 employees, approximately 500 of whom are represented by a labor union. Furthermore, we had approximately 850 contract personnel. We believe that our relations with our employees and contract personnel are satisfactory.

Electronic Information

      We maintain a website which can be found at http://www.hanover-co.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and the amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available on our website. Also, such information is readily available at the website of the Securities and Exchange Commission, which can be found at http://www.sec.gov.

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

Item 2.	Properties

      The following table describes the material facilities owned or leased by Hanover and our subsidiaries as of December 31, 2003:

		Square
Location	Status	Feet	Uses

Broken Arrow, Oklahoma	Owned	127,505	Compressor and accessory fabrication
Davis, Oklahoma	Owned	393,870	Compressor and accessory fabrication
Houston, Texas	Owned	256,505	Compressor and accessory fabrication
Houston, Texas	Leased	51,941	Office
Anaco, Venezuela	Leased	10,000	Compressor rental and service
Casper, Wyoming	Owned	28,390	Compressor rental and service
Comodoro Rivadavia, Argentina	Leased	21,000	Compressor rental and service
Comodoro Rivadavia, Argentina	Owned	26,000	Compressor rental and service
Farmington, New Mexico	Owned	20,361	Compressor rental and service
Gillette, Wyoming	Leased	10,200	Compressor rental and service
Houston, Texas	Leased	13,200	Compressor rental and service
Kilgore, Texas	Owned	33,039	Compressor rental and service
Maturin, Venezuela	Owned	20,000	Compressor rental and service
Midland, Texas	Owned	53,300	Compressor rental and service
Neuquen, Argentina	Owned	30,000	Compressor rental and service
Pampa, Texas	Leased	24,000	Compressor rental and service
Pocola, Oklahoma	Owned	18,705	Compressor rental and service
Santa Cruz, Bolivia	Leased	32,200	Compressor rental and service
Victoria, Texas	Owned	21,840	Compressor rental and service
Victoria, Texas	Leased	18,083	Compressor rental and service
Walsall, UK–Redhouse	Owned	15,300	Compressor rental and service
Walsall, UK–Westgate	Owned	44,700	Compressor rental and service
Yukon, Oklahoma	Owned	22,453	Compressor rental and service
Odessa, Texas	Owned	15,751	Parts, service and used equipment
Houston, Texas	Leased	28,750	Parts, service and used equipment
Houston, Texas	Leased	73,450	Parts, service and used equipment
Odessa, Texas	Owned	30,281	Parts, service and used equipment
Broussard, Louisiana	Owned	74,402	Production and processing equipment fabrication
Calgary, Alberta, Canada	Owned	95,000	Production and processing equipment fabrication
Columbus, Texas	Owned	219,552	Production and processing equipment fabrication
Corpus Christi, Texas	Owned	11,000	Production and processing equipment fabrication
Dubai, UAE	Owned	33,128	Production and processing equipment fabrication
Hamriyah Free Zone, UAE	Owned	12,628	Production and processing equipment fabrication

		Square
Location	Status	Feet	Uses

Mantova, Italy	Owned	198,037	Production and processing equipment fabrication
Tulsa, Oklahoma	Owned	40,100	Production and processing equipment fabrication
Victoria, Texas	Owned	50,506	Production and processing equipment fabrication

Our corporate headquarters and compressor fabrication facility in Houston, Texas and our production equipment manufacturing facility in Columbus, Texas are mortgaged to secure the repayment of approximately $2.9 million (as of December 31, 2003) in indebtedness to a commercial bank.

      Our executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and our telephone number is (281) 447-8787.

Item 3.	Legal Proceedings

      Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Southern District of Texas. These class actions (together with subsequently filed actions) were consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O’Connor. The complaints asserted various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel. On September 5, 2003, lead plaintiffs filed an amended complaint in which they sought relief under Sections 10(b) of the Securities Exchange Act and Section 11 of the Securities Act against Hanover, certain former officers and directors and our auditor, PricewaterhouseCoopers LLP, on behalf of themselves and the class of persons who purchased Hanover securities between May 4, 1999 and December 23, 2002.

      In the securities action, the plaintiffs allege generally that the defendants violated the federal securities laws by making misstatements and omissions in Hanover’s periodic filings with the SEC as well as in other public statements in connection with the transactions that were restated in 2002.

      Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. These derivative lawsuits, which were filed by certain of our shareholders purportedly on behalf of Hanover, alleged, among other things, that our directors breached their fiduciary duties to shareholders in connection with certain of the transactions that were restated in 2002, and sought unspecified amounts of damages, interest and costs, including legal fees. The derivative lawsuits in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002 into the Harbor Finance Partners derivative lawsuit. With that consolidation, the pending derivative lawsuits were:

Date
Plaintiff	Defendants	Civil Action No.	Court	Instituted

Harbor Finance Partners, derivatively on behalf of Hanover Compressor Company	Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Robert R. Furgason, Melvyn N. Klein, Michael A. O’Connor, and Alvin V. Shoemaker, Defendants and Hanover Compressor Company, Nominal Defendant	H-02-0761	United States District Court for the Southern District of Texas	03/01/02
Coffelt Family, LLC, derivatively on behalf of Hanover Compressor Company	Michael A. O’Connor, Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Melvyn N. Klein, Alvin V. Shoemaker and Robert R. Furgason, Defendants and Hanover Compressor Company, Nominal Defendant	19410-NC	Court of Chancery for the State of Delaware State Court in New Castle County	02/15/02

     On October 2, 2003, the Harbor Finance Partners derivative lawsuit was consolidated into the Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust securities class action.

      On and after March 26, 2003, three plaintiffs filed separate putative class actions against Hanover, certain named individuals and other purportedly unknown defendants, in the United States District Court for the Southern District of Texas. The alleged class was composed of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action sought relief under ERISA based upon Hanover’s and the individual defendants’ alleged mishandling of Hanover’s 401(k) Plan. The three ERISA putative class actions are entitled: Kirkley v. Hanover, Case No. H-03-1155; Angleopoulos v. Hanover, Case No. H-03-1064; and Freeman v. Hanover, Case No. H-03-1095. On August 1, 2003, the three ERISA class actions were consolidated into the Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust federal securities class action. On October 9, 2003, a consolidated amended complaint was filed by the plaintiffs in the ERISA class action against Hanover, Michael McGhan, Michael O’Connor and William Goldberg, which included the same allegations as indicated above, and was filed on behalf of themselves and a class of persons who purchased or held Hanover securities in their 401(k) Plan between May 4, 1999 and December 23, 2002.

      These actions alleged generally that, in connection with the transactions that were restated in 2002, we and certain individuals acting as fiduciaries of Hanover’s 401(k) Plan breached our fiduciary duties to the plan participants by offering Hanover common stock as an investment option, failing to provide material information to plan participants regarding the suitability of Hanover common stock as an investment alternative, failing to monitor the performance of plan fiduciaries, and failing to provide material information to other fiduciaries.

      On October 23, 2003, we entered into a Stipulation of Settlement, which settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions described above. The terms of the settlement provided for us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but will be extinguished (with no money owing under it) if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007. In addition, upon the occurrence of a change of control that involves us, if the change of control or shareholder approval of the change of control occurs before February 9, 2005, which is twelve months after final court approval of the settlement, we will be obligated to contribute an additional $3 million to the settlement fund. As part of the settlement, we have also agreed to implement corporate governance enhancements, including allowing shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February 4, 2004 we appointed Margaret K. Dorman and Stephen M. Pazuk to our board of directors) and making certain changes to our code of conduct.

      GKH Investments, L.P. and GKH Private Limited (collectively “GKH”) which, as of December 31, 2003, together owned approximately 10% of Hanover’s outstanding common stock and which sold shares in our March 2001 secondary offering of common stock, are parties to the settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the settlement provide for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources to the settlement fund.

      On October 24, 2003, the parties moved the United States District Court for the Southern District of Texas for preliminary approval of the proposed settlement and sought permission to provide notice to the potentially affected persons and to set a date for a final hearing to approve the proposed settlement. On December 5, 2003, the court held a hearing and granted the parties’ motion for preliminary approval of the proposed settlement and, among other things, ordered that notice be provided to appropriate persons and set the date for the final hearing. The final hearing was held on February 6, 2004, and no objections to the settlement or requests to be excluded from the terms of the settlement had been received prior to the deadline set by the court.

      On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments, approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above including the dismissal of each of the actions other than the Coffelt Family derivative action filed in the Delaware Chancery Court. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. In addition, on March 16, 2004, the Delaware Chancery Court dismissed the Coffelt Family derivative action. The settlement has therefore become final and will be implemented according to its terms. In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. Our independent auditor, PricewaterhouseCoopers, is not a party to the settlement and remains a party to the securities class action.

      Based on the terms of the settlement agreement and individual components of the settlement, we recorded the cost of the litigation settlement. The details of the litigation settlement charge were as follows (in thousands):

Cash	$30,050
Estimated fair value of note to be issued	3,633
Common stock to be issued by Hanover	29,800
Legal fees and administrative costs	6,178

Total	69,661
Less: insurance recoveries	(26,670)

Net litigation settlement	$42,991

      The $3.6 million estimated fair value of the note to be issued was based on the present value of the future cash flows discounted at borrowing rates currently available to us for debt with similar terms and maturities. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. Upon the issuance of the note, the discount will be amortized to interest expense over the term of the note. Because the note could be extinguished without a payment (if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007), we will be required to record an asset when the note is issued for the value of the embedded derivative, as required by SFAS 133. We estimated the value of the derivative and reduced the amount we included for the estimate of the value of the note by approximately $2.3 million at December 31, 2003. This asset will be marked to market in future periods with any increase or decrease included in our statement of operations.

      As of December 31, 2003, our accompanying balance sheet included a $33.4 million long-term liability and $32.7 million in accrued liabilities related to amounts that are expected to be paid in the next twelve months. During the second quarter of 2003, the $26.7 million receivable from the insurance carriers and $2.8 million of our portion of the cash settlement was paid into an escrow fund and is included in the accompanying balance sheet as restricted cash. In the first quarter of 2004, we will reclassify $29.8 million, the value accrued for the stock to be paid, from other liabilities to stockholders’ equity and will include the shares in our outstanding shares used for earnings per share calculations.

      On November 14, 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and, other matters relating to, the restatements of our financial statements. In December 2003, we entered into a settlement with the SEC. Without admitting or denying any of the SEC’s findings, we consented to the entry of a cease and desist order requiring future compliance with certain periodic reporting, record keeping and internal control provisions of the securities laws. The settlement did not impose any monetary penalty on us, and required no additional restatements of our historical financial statements.

      As of December 31, 2003, we had incurred approximately $15.1 million in legal related expenses in connection with the internal investigations, the putative class action securities and ERISA lawsuits, the derivative lawsuits and the SEC investigation. Of this amount, we advanced approximately $2.3 million on behalf of certain current and former officers and directors in connection with the above-named proceedings. We intend to advance any litigation costs of our current and former officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover’s certificate of incorporation and bylaws. We do not expect additional legal fees and administrative costs in connection with the settlement of the litigation, advances on behalf of current and former officers and directors for legal fees and other related costs to exceed $2.5 million, the remaining balance of the accrual.

      On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environment Department, of potential violations of regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay fees for compressor units located on sites for more than one year. We promptly paid the required fees and corrected the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, that amount was reduced to $189,768. We have responded to the penalty assessment, challenging some of the calculations, and have proposed an alternative settlement amount. We are currently negotiating with the New Mexico Environment Department on the method of calculation and proposed settlement amounts, and the issue is not yet resolved. A Stipulated Motion for Extension of Time to File Answer has been filed which extends the deadline for filing our response to March 22, 2004.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange under the symbol “HC.” As of March 19, 2004, 85,536,605 shares of our common stock were issued and held of record by approximately 700 holders. On March 19, 2004, the last reported sales price of our common stock on the New York Stock Exchange was $10.87. The following table presents, for the periods indicated, the range of high and low quarterly closing sales prices of our common stock, as reported on the New York Stock Exchange.

	Price

	High	Low
Year ended December 31, 2002
First Quarter	$25.52	$10.50
Second Quarter	$20.33	$11.56
Third Quarter	$13.50	$6.80
Fourth Quarter	$11.98	$6.20
Year ended December 31, 2003
First Quarter	$10.10	$6.00
Second Quarter	$11.70	$6.85
Third Quarter	$12.19	$9.00
Fourth Quarter	$11.50	$9.21

      We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt, develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of the our Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors. Our bank credit facility, with the JPMorgan Chase Bank, as agent, prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.

      See Item 12 of this report for disclosures regarding securities authorized for issuance under equity compensations plans.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA (HISTORICAL)

      In the table below we have presented certain selected financial data for Hanover for each of the five years in the period ended December 31, 2003. The historical consolidated financial data has been derived from Hanover’s audited consolidated financial statements. The following information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and the Consolidated Financial Statements in Item 15 of this Form 10-K.

	Years Ended December 31,

	2003	2002	2001(1)	2000(1)	1999(1)

	(in thousands, except per share data)
Income Statement Data:
Revenues and other income:
Domestic rentals	$324,186	$328,600	$269,679	$172,517	$136,430
International rentals	206,404	189,700	131,097	81,320	56,225
Parts, service and used equipment	169,023	223,845	214,872	113,526	39,130
Compressor and accessory fabrication	106,896	114,009	223,519	90,270	52,531
Production and processing equipment fabrication	260,660	149,656	184,040	79,121	27,255
Equity in income of non-consolidated affiliates	23,088	18,811	9,350	3,518	1,188
Gain on change in interest in non-consolidated affiliate	—	—	—	864	—
Other	5,093	4,189	8,403	5,688	5,371

Total revenues (2)	1,095,350	1,028,810	1,040,960	546,824	318,130

Expenses:
Domestic rentals	127,425	122,172	95,203	60,336	46,184
International rentals	67,465	57,579	45,795	27,656	18,765
Parts, service and used equipment	126,619	179,844	152,701	79,958	26,504
Compressor and accessory fabrication	96,922	99,446	188,122	76,754	43,663
Production and processing equipment fabrication	234,203	127,442	147,824	62,684	20,278
Selling, general and administrative	161,655	153,676	92,172	51,768	33,782
Foreign currency translation	2,548	16,753	6,658	—	—
Provision for cost of litigation settlement (5)	42,991	—	—	—	—
Other	2,906	27,607	9,727	—	—
Depreciation and amortization (3)(4)	172,602	151,181	88,823	52,188	37,337
Goodwill impairment (3)	35,466	52,103	—	—	—
Leasing expense (4)	43,139	90,074	78,031	45,484	22,090
Interest expense (4)	89,175	43,352	23,904	15,048	9,064

	1,203,116	1,121,229	928,960	471,876	257,667

Income (loss) from continuing operations before income taxes	(107,766)	(92,419)	112,000	74,948	60,463
Provision for (benefit from) income taxes	784	(17,576)	42,388	27,818	22,008

Income (loss) from continuing operations	(108,550)	(74,843)	69,612	47,130	38,455
Income (loss) from discontinued operations, net of tax(2)	(12,799)	(41,225)	2,965	2,509	—
Cumulative effect of accounting change, net of tax(4)	(86,910)	—	(164)	—	—

Net income (loss)	$(208,259)	$(116,068)	$72,413	$49,639	$38,455

Earnings (loss) per common share:
Basic earnings (loss) per common share from continuing operations	$(1.34)	$(0.94)	$0.96	$0.76	$0.67

Diluted earnings (loss) per common share from continuing operations	$(1.34)	$(0.94)	$0.91	$0.71	$0.63

Weighted average common and common equivalent shares:
Basic	81,123	79,500	72,355	61,831	57,048

Diluted	81,123	79,500	81,175	66,366	61,054

	Years Ended December 31,

	2003	2002	2001(1)	2000(1)	1999(1)

	(in thousands)
Cash flows provided by (used in):
Operating activities	$164,735	$195,717	$152,774	$29,746	$71,610
Investing activities	(43,470)	(193,703)	(482,277)	(67,481)	(95,502)
Financing activities	(84,457)	(4,232)	307,259	77,589	18,218
Balance Sheet Data (end of period):
Working capital	$255,242	$195,444	$275,074	$282,730	$103,431
Net property, plant and equipment(4)	2,027,654	1,167,675	1,151,513	574,703	498,877
Total assets(4)	2,918,466	2,154,029	2,265,776	1,246,172	753,387
Debt and mandatorily redeemable convertible preferred securities(4)	1,782,823	641,194	596,063	199,608	171,898
Common stockholders’ equity	753,488	927,626	1,039,468	628,947	365,928

(1)	During 2002, we announced a series of restatements that ultimately reduced our initially reported pre-tax income by $0.4 million, or 0.3%, for the year ended December 31, 2001, by $14.5 million, or 15.5%, for the year ended December 31, 2000, and by $3.1 million, or 4.9%, for the year ended December 31, 1999, although certain restatements resulted in a larger percentage adjustment on a quarterly basis.

(2)	For a description of significant business acquisitions, see Note 2 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K. In the fourth quarter of 2002, we decided to discontinue certain businesses. For a description of the discontinued operations, see Note 3 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

(3)	In June 2001, the FASB issued Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, amortization of goodwill to earnings is discontinued. Instead, goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred. SFAS 142 was effective for us on January 1, 2002. For financial data relating to our goodwill and other intangible assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

(4)	In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” as revised in December 2003 (“FIN 46”), for periods ending after June 30, 2003, we have included in our consolidated financial statements the special purpose entities that lease compression equipment to us. As a result, on July 1, 2003, we added approximately $897 million of compression equipment assets, net of accumulated depreciation, and approximately $1,139.6 million of our compression equipment lease obligations (including approximately $1,105.0 million in debt) to our balance sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.

(5)	On October 23, 2003, we entered into a Stipulation of Settlement, which became final on March 10, 2004 and settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions discussed in “Legal Proceedings” in Item 3 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 — Provision for Cost of Litigation Settlement” in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s discussion and analysis of the results of operations and financial condition of Hanover Compressor Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

Overview

      We are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants, primarily for use in Europe and the Middle East.

Impact of Rapid Growth

      We experienced rapid growth from 1998 through 2001 primarily as a result of significant acquisitions during 2000 and 2001, during which period our total assets increased from approximately $753 million as of December 31, 1999 to approximately $2.3 billion as of December 31, 2001, and our debt, including compression equipment leases obligations, increased from approximately $572 million at December 31, 1999 to approximately $1,736 million at December 31, 2001.

      In addition to substantially increasing our outstanding debt, our growth exceeded our infrastructure capabilities and strained our internal control environment. During 2002, we announced a series of restatements of certain transactions that occurred in 1999, 2000 and 2001. In November 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements. In addition, during 2002, Hanover and certain of its past and present officers and directors were named as defendants in a consolidated action pending in federal court that included a putative securities class action, a putative class action arising under the Employee Retirement Income Security Act and shareholder derivate actions. The litigation related principally to the matters involved in the transactions underlying the restatements of our financial statements. As discussed below, both the SEC investigation and the litigation have recently been settled. For a more detailed discussion of the SEC investigation and the securities litigation, see “Legal Proceedings” in Item 3 of this Form 10–K.

Industry Conditions

      Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. Such activity levels typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. In recent years, oil and gas prices have been extremely volatile. In addition, domestic natural gas consumption fell in 2001 and 2002 as a result of the recent economic slowdown in the United States. Due to a deterioration in market conditions, we experienced a decline in the demand for our products and services in 2002 and 2003, which, along with the distractions associated with our management reorganization, resulted in reductions in the utilization of our compressor rental fleet and our revenues, gross margins and profits in those years.

      The North American rig count increased by 27% to 1,531 at December 31, 2003 from 1,204 at December 31, 2002, and the twelve-month rolling average North American rig count increased by 28% to 1,404 at December 31, 2003 from 1,097 at December 31, 2002. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $5.39 per Mcf at December 31, 2003 from $3.22 per Mcf at December 31, 2002. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in domestic rentals or purchases of equipment and services by our customers, which we believe is primarily the result of the lack of a significant increase in U.S. natural gas production levels. However, with several non-operational issues behind us, we are focused on improving our sales success ratio on new bid opportunities and anticipate some revenue growth in 2004.

Management Reorganization and New Initiatives

      During 2002, a number of our executives involved directly or indirectly with the transactions underlying the restatements described above resigned, including our former Chief Executive Officer, Chief Financial Officer, Vice Chairman of our board of directors, Chief Operating Officer and the head of our international operations. During and after 2002, we hired and appointed a new Chief Executive Officer and Chief Financial Officer, hired and appointed our first General Counsel, hired a new Controller, and hired new managers of Human Resources, Financial Reporting and Policy Administration. During 2002, we added three independent directors to our board of directors and elected an independent Chairman of the Board from among the three new directors. In addition, on February 4, 2004, we added two new independent directors to our board of directors. Our new management team has undertaken the following initiatives to improve our operations and our liquidity position.

      Focus on core business. We have built our leading market position through our strengths in compression rentals, compressor fabrication, production and processing equipment rental and fabrication and parts and service. We are focusing our efforts on these businesses and on streamlining operations in our core markets. In connection with these efforts, we have decided to exit and sell certain non-core business lines. In December 2002, our board of directors approved management’s recommendation to exit and sell our non-oilfield power generation assets and certain used equipment business lines. In 2003, we sold our interests in two non-oilfield power generation facilities for approximately $27.2 million, consisting of $6.4 million in cash, $3.3 million in notes that mature in 2004 and 2005 and the release from a capital lease that had an outstanding balance of approximately $17.2 million.

      Enhance return on capital. We are seeking to deploy our capital more effectively in order to improve the total returns from our investments. To achieve this objective, we intend to work to improve our operating performance and profitability by focusing on the following initiatives:

•	Improve our domestic fleet utilization by limiting the addition of new units, where applicable and permissible under our bank credit facility and the conforming amendments to our compression equipment lease obligations, moving idle domestic units into service in international markets and retiring less profitable units. During 2003, we renewed several key domestic customer alliances involving approximately 300,000 horsepower, retired approximately 41,000 horsepower, moved approximately 36,000 horsepower to international markets and increased compression under contract by approximately 50,000 horsepower. As a result, domestic utilization increased to 76% at December 31, 2003 from 72% at December 31, 2002.

•	Increase prices selectively for our domestic rental business. In early 2003, we began to selectively introduce price increases for our domestic compression rental business. Such price increases, along with a slight improvement in market conditions, resulted in a 3% increase in revenue from our domestic rentals business in the six months ended December 31, 2003 as compared to the six months ended December 31, 2002.

•	Improve operating efficiencies by consolidating certain of our operations. During 2003, we shut down six facilities and reduced our U.S. headcount by approximately 550 employees.

•	Increase activity in our fabrication sales and parts and service operations to take advantage of our available fabrication capacity and field technician manpower.

      Exploit international opportunities. International markets continue to represent the greatest growth opportunity for our business. We believe that these markets are underserved. In addition, we typically see higher pricing in international markets relative to the domestic market. During 2003, we added approximately 50,000 horsepower to our international rental fleet under contract. We intend to allocate additional resources toward international markets, to open offices abroad, where appropriate, and to move idle domestic units into service in international markets, where applicable. However, our ability to invest capital resources and allocate assets into international markets is restricted by our new bank credit facility and the conforming amendments to our compression equipment lease obligations and by our intentions to reduce outstanding debt as described below.

      Improve our capital discipline. We plan to improve our capital discipline by lowering the working capital we have employed and reducing our substantial level of debt with both excess operating cash flow and proceeds from asset sales. We are also focused on improving the management of our working capital by lowering the number of days outstanding for our accounts receivable and reducing inventory levels. To reduce debt, we are committed to under-spending cash flow, and we are currently planning to allocate approximately $180 million of our operating cash flow generated from 2004 through 2006 to debt repayment.

      As part of our plans to address our substantial level of debt resulting from our growth through acquisitions, we engaged in a number of refinancing transactions in 2003 to address liquidity issues associated with our debt. In December 2003, we issued $200 million aggregate principal amount of our 8.625% Senior Notes due 2010 and $143.8 million aggregate principal amount of our 4.75% Convertible Senior Notes due 2014. The net proceeds from these offerings were used to repay outstanding indebtedness under our 1999A equipment lease notes due June 2004 and a portion of the outstanding indebtedness under our previous bank credit facility. In addition, in December 2003, we entered into a new $350 million bank credit facility that matures in December 2006. The new bank credit facility replaced our previous bank credit facility that matured in November 2004. The new bank credit facility provides additional flexibility to support our short-term liquidity needs. Also, in October 2003, the PIGAP II joint venture, in which we have a 30% interest, engaged in a project financing and distributed approximately $78.5 million to us, of which approximately $59.9 million was used to pay off a non-recourse promissory note issued by one of our subsidiaries that had been secured by our interest in PIGAP II. We also restructured a $150 million subordinated note that had been issued to Schlumberger in connection with an acquisition. We restructured the note as our Zero Coupon Subordinated Notes due March 31, 2007 and reduced the implicit interest rate.

      Resolved pending litigation and investigations. In 2003, we entered into an agreement to settle the pending securities litigation. On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments, approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the pending claims. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement has therefore become final and will be implemented according to its terms.

      The settlement provides for us to (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from our directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million, which may be extinguished in certain circumstances. In addition, upon the occurrence of a change of control that involves us, if the change of control or shareholder approval of the change of control occurs before February 9, 2005, which is twelve months after final court approval of the settlement, we will be obligated to contribute an additional $3 million to the settlement fund. Also, in December 2003, a settlement between the SEC and us was entered by the SEC. Without admitting or denying any of the SEC’s findings, we consented to the entry of a cease and desist order requiring future compliance with certain periodic reporting, record keeping and internal control provisions of the securities laws. The settlement with the SEC did not impose any monetary penalty on us.

Summary of Results

      Net losses. We recorded a consolidated net loss of $208.3 million for the year ended December 31, 2003, as compared to a consolidated net loss of $116.1 million and consolidated net income of $72.4 million for the years ended December 31, 2002 and 2001, respectively. Our results for each of the last two years have been affected by a number of charges that may not necessarily be indicative of our core operations or our future prospects and impact comparability between years. These special items are discussed in “Results of Operations” below.

      Results by Segment. The following table summarizes revenues, expenses and gross profit margin percentages for each of our business segments (dollars in thousands):

	Years ended December 31,

	2003	2002	2001

Revenues and other income:
Domestic rentals	$324,186	$328,600	$269,679
International rentals	206,404	189,700	131,097
Parts, service and used equipment	169,023	223,845	214,872
Compressor and accessory fabrication	106,896	114,009	223,519
Production and processing equipment fabrication	260,660	149,656	184,040
Equity in income of non-consolidated affiliate	23,088	18,811	9,350
Other	5,093	4,189	8,403

	$1,095,350	$1,028,810	$1,040,960

Expenses:
Domestic rentals	$127,425	$122,172	$95,203
International rentals	67,465	57,579	45,795
Parts, service and used equipment	126,619	179,844	152,701
Compressor and accessory fabrication	96,922	99,446	188,122
Production and processing equipment fabrication	234,203	127,442	147,824

	$652,634	$586,483	$629,645

Gross profit margin:
Domestic rentals	61%	63%	65%
International rentals	67%	70%	65%
Parts, service and used equipment	25%	20%	29%
Compressor and accessory fabrication	9%	13%	16%
Production and processing equipment fabrication	10%	15%	20%

Belleli Acquisition

      Belleli Acquisition. In 2002, we increased our ownership of Belleli to 51% from 20.3% by converting $13.4 million in loans, together with approximately $3.2 million in accrued interest thereon, into additional equity ownership and in November 2002 began consolidating the results of Belleli’s operations. Belleli has three manufacturing facilities, one in Mantova, Italy and two in the United Arab Emirates (Jebel Ali and Hamriyah). During 2002, we also purchased certain operating assets used by Belleli for approximately $22.4 million from a bankruptcy estate of Belleli’s former parent and leased these assets to Belleli for approximately $1.2 million per year, for a term of seven years.

      In connection with our increase in ownership in 2002, we entered into an agreement with the minority owner of Belleli that provided the minority owner the right, until June 30, 2003, to purchase our interest for an amount that approximated our investment in Belleli. The agreement also provided us with the right, beginning in July 2003, to purchase the minority owner’s interest in Belleli. In addition, the minority owner historically had been unwilling to provide its proportionate share of capital to Belleli. We believed that our ability to maximize value would be enhanced if we were able to exert greater control through the exercise of our purchase right. Thus, in August 2003, we exercised our option to acquire the remaining 49% interest in Belleli for approximately $15.0 million in order to gain complete control of Belleli. As a result of these transactions and intervening foreign exchange rate changes, we recorded $4.8 million in identifiable intangible assets, with a weighted average life of approximately 17 years, and $35.5 million in goodwill.

      As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that their general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. We currently do not expect to realize our original growth expectations for Belleli in the timeframe that we originally forecasted.

      During the performance of our annual goodwill impairment review in the fourth quarter of 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli. Upon further analysis, it was determined that the factors resulting in the goodwill impairment charge were also present during the third quarter of 2003 and that the exercise of our purchase option in the third quarter of 2003 and the presence of such factors should have resulted in an interim goodwill impairment test under SFAS 142 and an impairment charge at that time. We have adjusted our third quarter results accordingly.

Facility Consolidation

      We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two additional facilities. We expect to incur an additional $0.7 million in employee separation costs related to the completion of these activities. Since December 31, 2002, our U.S. workforce has decreased by approximately 550 employees.

      During the fourth quarter of 2002, we reviewed our business lines and our board of directors approved management’s recommendation to exit and sell our non-oilfield power generation facilities and certain used equipment business lines. The results from these businesses are reflected as discontinued operations in our consolidated financial statements. Additionally, during 2003 and 2002, we recorded certain write-downs, asset impairments and restructuring costs. A summary of these charges and the related impact on our financial results is discussed below.

Critical Accounting Estimates

      This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and accounting policies, including those related to bad debts, inventories, fixed assets, investments, intangible assets, income taxes, warranty obligations, sale leaseback transactions, revenue recognition and contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and liquidity.

Allowances and Reserves

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. As of December 31, 2003, our largest account receivable from a customer was approximately $10.3 million. During 2003, 2002 and 2001, we recorded approximately $4.0 million, $7.1 million and $4.9 million in additional allowances for doubtful accounts, respectively. A 10% increase in bad debt expense would have resulted in approximately $0.4 million in additional selling, general and administrative expense for 2003.

      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. During 2003, 2002 and 2001, we recorded approximately $3.0 million, $13.9 million and $2.3 million, respectively, in additional reserves for obsolete and slow moving inventory.

Long-Lived Assets and Investments

      We review for the impairment of long-lived assets, including property, plant and equipment, assets held for sale and investments in non-consolidated affiliates whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. During 2003 and 2002, as a result of the review of our rental fleet, we recorded $14.3 million and $34.5 million, respectively, in additional depreciation on equipment that was retired and equipment that was expected to be sold or abandoned.

      In addition, we perform an annual goodwill impairment test, pursuant to the requirements of SFAS 142, in the fourth quarter of each year, to determine if the estimated recoverable value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and the market approach. The present value of future cash flows is estimated using our most recent five-year forecast, the weighted average cost of capital and a market multiple on the reporting units earnings before interest, tax, depreciation and amortization. Changes in forecasts could effect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. We used a 12% weighted average cost of capital in our analysis of the present value of future cash flows. During 2003 and 2002, we recorded $35.5 million and $52.1 million, respectively, in goodwill impairments as a result of our goodwill evaluations.

      We hold minority interests in companies having operations or technology in areas that relate to our business, one of which is publicly traded and may experience volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. During 2002, we recorded approximately $16.0 million in write-downs and charges related to our interest in non-consolidated affiliates.

Tax Assets

      We must estimate our expected future taxable income in order to assess the realizability of our deferred income tax assets. As of December 31, 2003, we reported a net deferred tax liability of $28.3 million, which included gross deferred tax assets of $320.0 million, net of a valuation allowance of $55.0 million and gross deferred tax liabilities of $293.3 million. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating conditions and future financial conditions.

      Additionally, we must consider any prudent and feasible tax planning strategies that might minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets, if management has the ability to implement these strategies and the expectation of implementing these strategies if the forecasted conditions actually occur. The principal tax planning strategy available to us relates to the permanent reinvestment of the earnings of foreign subsidiaries. Assumptions related to the permanent reinvestment of the earnings of foreign subsidiaries are reconsidered periodically to give effect to changes in our businesses and in our tax profile.

      As a result of current year operating losses and charges in 2003, we were in a net deferred tax asset position (for U.S. income tax purposes) for the first time in 2003. Due to our cumulative domestic losses over the past three years, we could not reach the conclusion that it was “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. Accordingly, we provided a $25.7 million deferred tax valuation allowance against our net U.S. deferred tax asset. We will be required to record additional valuation allowances if our domestic deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. If we are required to record additional valuation allowances, our effective tax rate will be increased, perhaps substantially above the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in the first quarter of 2004, unless we are able to implement tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance prior to the end of the first quarter, and may be required to record additional valuation allowances in future periods.

Revenue Recognition — Percentage of Completion Accounting

      We recognize revenue and profit for our fabrication operations as work progresses on long-term, fixed-price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and because the fabrication projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The average duration of these projects is four to thirty-six months. Due to the long-term nature of some of our jobs, developing the estimates of cost often requires significant judgment.

      We estimate percentage of completion for compressor and processing equipment fabrication on a direct labor hour to total labor hour basis. This calculation requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. Production and processing equipment fabrication percentage of completion is estimated using the direct labor hour and cost to total cost basis. The cost to total cost basis requires us to estimate the amount of total costs (labor and materials) required to complete each project. Since we have many fabrication projects in process at any given time, we do not believe that materially different results would be achieved if different estimates, assumptions, or conditions were used for any single project.

      Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2003, our results of operations before tax would have been decreased or increased by approximately $3.3 million. As of December 31, 2003, we had approximately $41.7 million in costs and estimated earnings on uncompleted contracts in excess of billings to our customers.

Contingencies and Litigation

      In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, SFAS 5, “Accounting for Contingencies” requires management to make judgments about future events that are inherently uncertain. We are required to record (and have recorded) a loss during any period in which we, based on our experience, believe a contingency is likely to result in a financial loss to us. In making its determinations of likely outcomes of pending or threatened legal matters, management considers the evaluation of counsel knowledgeable about each matter. See “Legal Proceedings” in Item 3 of this Form 10-K.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Summary

      For the year ended December 31, 2003, revenue increased to $1,095.4 million over 2002 revenue of $1,028.8 million. Included in 2003 revenue was $116.8 million of production and processing equipment fabrication revenue from Belleli, compared to $15.4 million for the same period a year earlier. We began including Belleli in our consolidated financial results in November 2002.

      Net loss for the year ended December 31, 2003, was $208.3 million, compared with a net loss of $116.1 million in 2002. As detailed in the chart below, included in the 2003 net loss was $250.6 million in pre-tax charges. In addition, we recorded a $25.7 million U.S. deferred tax valuation allowance that was included in the provision for income taxes. The net loss in 2002 included $182.7 million in pre-tax charges for the write-down of our investment in discontinued operations, the write-down of a portion of our domestic compression rental fleet, severance costs and bad debt reserves.

      In addition, 2003 net loss increased due to a decrease in gross margin percentages for both our domestic and international rental fleet and our fabrication businesses and an increase in selling, general and administrative expense and depreciation expense which are discussed further below. Our 2003 net loss included a $39.2 million pre-tax loss from the inclusion of Belleli, including a $35.5 million goodwill impairment discussed further below.

      Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change-FIN 46	133,707
Securities-related litigation settlement	42,991
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$250,576

Business Segment Results

Domestic Rentals

(in thousands)

	Years ended December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$324,186	$328,600	(1)%
Operating expense	127,425	122,172	4%

Gross profit	$196,761	$206,428	(5)%
Gross margin	61%	63%	(2)%

      For 2003, domestic rental revenues and gross profit decreased from 2002 due to weaker demand, stronger competition, which resulted in lower fleet utilization in the first six months of the year relative to the same period a year earlier, and higher operating expenses including higher repairs and maintenance and start up costs for a large gas plant in 2003. As a result of lower fleet utilization in the first half of the year, our average domestic utilization for 2003 was approximately 3% lower than our average utilization for 2002. However, our domestic rental horsepower utilization rate at December 31, 2003 was 76% compared to 72% at December 31, 2002. The increase in utilization was due to an increase in contracted units, which led to a 2% increase in utilization, the retirement of units to be sold or scrapped and the deployment of units into international operations.

International Rentals

(in thousands)

	Years ended December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$206,404	$189,700	9%
Operating expense	67,465	57,579	17%

Gross profit	$138,939	$132,121	5%
Gross margin	67%	70%	(3)%

      For 2003, international rental revenue and gross profit increased, compared to 2002, due to increased compression rental activity, primarily in Argentina and Mexico, and the addition in 2003 of two gas processing plants in Mexico and Brazil. As of December 31, 2003, we had approximately 925,000 horsepower of compression deployed internationally compared to 860,000 horsepower deployed at December 31, 2002.

      Our 2003 revenue and gross margin were positively impacted by approximately $2.7 million in revenue that was not recognized until 2003 due to concerns about the ultimate receipt as a result of the strike by workers of the national oil company in Venezuela. Our 2002 international revenue and gross margin benefited from the inclusion of approximately $9.7 million in revenues from partial reimbursement of foreign currency losses from the renegotiations of contracts with our Argentine customers, discussed further below, but was negatively impacted by approximately $2.7 million in revenues from Venezuelan customers that was not recognized until 2003. These items increased our 2002 revenue by approximately $7.0 million and our gross margin by approximately 2%, net. Excluding these items from our 2002 revenues, our 2003 revenues and operating expenses increased by approximately 13% and 17%, respectively. Gross margin for 2003 decreased, when compared to 2002, due primarily to the inclusion of these revenue items in 2002 and an increase in start-up costs in 2003.

Parts, Service and Used Equipment

(in thousands)

	Years Ended December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$169,023	$223,845	(25)%
Operating expense	126,619	179,844	(30)%

Gross profit	$42,404	$44,001	(4)%
Gross margin	25%	20%	5%

      For 2003, parts, service, and used equipment revenue was lower than 2002 results due primarily to lower used rental equipment and installation sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. Parts and service revenue was $125.9 million with a gross margin of 29% for 2003, compared to $144.1 million in revenue with a gross margin of 22% in 2002. Parts and service revenue declined by approximately $18.2 million due to weaker market conditions. Used rental equipment and installation sales revenue was $43.1 million with a gross margin of 14% compared to $79.8 million with a gross margin of 16% in 2002. The decrease in used rental equipment and installation sales was primarily due to a large gas plant sale transaction that occurred during 2002. Our used rental equipment and installation sales (which usually have a lower margin than our parts and service sales) decreased our parts, service and used equipment gross margin by approximately 4% in 2003 and by 2% in 2002. In addition, the 2002 parts, service, and used equipment gross margin was negatively impacted by approximately 3% due to the $6.8 million inventory write-down and reserves recorded during 2002 for parts, which were either obsolete, excess or carried at a price above market value.

Compression and Accessory Fabrication

(in thousands)

	Years Ended December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$106,896	$114,009	(6)%
Operating Expense	96,922	99,446	(3)%

Gross Profit	$9,974	$14,563	(32)%
Gross Margin	9%	13%	(4)%

      For 2003, compression fabrication revenue and gross margin declined, compared to 2002, due primarily to strong competition for new orders which negatively affected the selling price and the resulting gross margin and sales and operational disruptions associated with the consolidation of our fabrication facilities.

Production and Processing Equipment Fabrication

(in thousands)

	Years Ended December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$260,660	$149,656	74%
Operating expense	234,203	127,442	84%

Gross profit	$26,457	$22,214	19%
Gross margin	10%	15%	(5)%

      Production and processing equipment revenue for 2003 increased over 2002 revenue because of the inclusion of a full year of revenue from Belleli. Included in 2003 was $116.8 million in revenue and $105.3 million in expense for Belleli, compared to $15.4 million in revenue and $13.7 million in expense in 2002. In November 2002, we increased our ownership percentage of Belleli to 51% and began including Belleli in our consolidated financial results. Gross margin for production and processing equipment fabrication declined, compared to the same period a year earlier, due primarily to increased competition for our high specification equipment lines, cost overruns on certain projects that we were not able to pass on to respective customers, project delays in anticipated orders, a slow-down in sales activity at Belleli early in the year caused by the war in Iraq, and increased foreign currency exposure due to the strengthening of the Euro and Canadian dollar relative to the U.S. dollar.

Other Revenue

      Equity in income of non-consolidated affiliates increased by $4.3 million to $23.1 million during the year ended December 31, 2003, from $18.8 million during the year ended December 31, 2002. This increase is primarily due to a improvement in results from our equity interest in Hanover Measurement and PIGAP II joint venture. During 2002, Hanover Measurement had recorded a goodwill impairment charge and PIGAP II results were negatively impacted by foreign exchange losses.

Expenses

      Selling, general, and administrative expense (“SG&A”) for both 2003 and 2002, as a percentage of revenue, was 15%. SG&A expense in 2003 was $161.7 million compared to $153.7 million in 2002. The increase over 2002 was primarily due to the inclusion of Belleli’s SG&A expense of $11.0 million, compared to $1.2 million in 2002.

      Depreciation and amortization expense for 2003 was $172.6 million, compared to $151.2 million in 2002. The increase in depreciation and amortization was primarily due to: (1) additions to the rental fleet, including maintenance capital, placed in service during the year; (2) the inclusion of $3.0 million of depreciation and amortization from the inclusion of Belleli for a full year; (3) $14.3 million of impairments recorded for idle rental fleet assets to be sold or scrapped; (4) approximately $8.5 million in additional depreciation expense associated with the compression equipment operating leases that were consolidated into our financial statements in the third quarter of 2003; and (5) $2.5 million in amortization to write-off deferred financing costs associated with the our old bank credit facility and compression equipment lease obligations that were refinanced in December 2003. Depreciation and amortization expense for 2002 included $34.5 million in impairment charges for the reduction in the carrying value of certain idle compression equipment that was retired and the acceleration of depreciation related to certain plants and facilities that were expected to be sold or abandoned. After a review of our idle rental fleet assets in 2002 and 2003, we determined that certain assets should be scrapped or sold rather than repaired. A number of these units were acquired in business acquisitions over the last several years and given our utilization level, we determined not to repair or rebuild them to bring them up to Hanover’s standards.

      Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating the entities that lease compression equipment to us. See “— Cumulative Effect Of Accounting Change” below. As a result of this, our interest expense increased $45.8 million, to $89.2 million, and our leasing expense decreased $46.9 million to $43.1 million for the year ended December 31, 2003.

      Our interest and leasing expense increased due to the increase in the outstanding balance of our zero coupon note, the inclusion of approximately $1.5 million in interest expense from Belleli and higher effective rates as a result of the February 2003 amendment to our bank credit facility and compression equipment operating leases. These increases were offset by lower interest on our bank credit facility as a result of lower balances outstanding and by a decrease in additional interest paid on leases, explained below.

      In connection with the compression equipment leases entered into in August 2001, we were obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes with notes registered under the Securities Act of 1933. Because of the restatement of our financial statements, the exchange offer was not completed pursuant to the time line required by the agreements related to the compression equipment lease obligations and we were required to pay additional lease expense in an amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense began accruing on January 28, 2002 and increased our lease expense by $1.1 million and $5.1 million during 2003 and 2002, respectively. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.

      Foreign currency translation expense for the year ended December 31, 2003 was $2.5 million, compared to a $16.8 million for the year ended December 31, 2002. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement were reached, a preliminary payment could be made based on a one dollar to one peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in 2003. During the years ended December 31, 2003 and 2002, we recorded an exchange gain of approximately $0.5 million and an exchange loss of approximately $9.9 million, respectively, for assets exposed to currency translation in Argentina.

      In addition, during the years ended December 31, 2003 and 2002, we recorded exchange losses of approximately $2.4 million and $5.8 million, respectively, for assets exposed to currency translation in Venezuela and recorded translation losses of approximately $0.6 million and $1.1 million, respectively, for all other countries.

      Other expenses decreased by $24.7 million to $2.9 million during the year ended December 31, 2003 from $27.6 million for the year ended December 31, 2002. For the year ended December 31, 2003, other expenses included $2.9 million in charges primarily recorded to write-off certain non-revenue producing assets and to record the settlement of a contractual obligation. For the year ended December 31, 2002, other expenses included $15.9 million of write-downs and charges related to investments in four non-consolidated affiliates that had experienced a decline in value that we believed to be other than temporary, a $0.5 million write-off of a purchase option for an acquisition that we had abandoned, $2.7 million in other non-operating costs and a $8.5 million write-down of notes receivable, including a $6.0 million reserve established for loans to employees who were not executive officers.

      During 2003, we recorded a $35.5 million non-cash charge for goodwill impairment associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. We currently do not expect to realize our original growth expectations for Belleli in the timeframe that we originally forecasted.

      During the performance of our annual goodwill impairment review in the fourth quarter of 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli. Upon further analysis, it was determined that the factors resulting in the goodwill impairment charge were also present during the third quarter of 2003 and that the exercise of our purchase option in the third quarter of 2003 and the presence of such factors should have resulted in an interim goodwill impairment test under SFAS 142 and an impairment charge at that time. We have adjusted our third quarter results accordingly.

      In the fourth quarter 2002, we recorded a $4.6 million goodwill impairment charge related to the write-down of the goodwill associated with our pump division. In addition, in the second quarter 2002, we recorded a $47.5 million goodwill impairment charge on the goodwill associated with our production and processing equipment fabrication business.

Provision for Securities Litigation Settlement

      Hanover and certain of its past and present officers and directors are named as defendants in a consolidated action pending in federal court that includes a putative securities class action, a putative class action arising under the Employee Retirement Income Security Act (“ERISA”) and shareholder derivative actions. The litigation relates principally to the matters involved in the transactions underlying the restatements of our financial statements. The plaintiffs allege, among other things, that we and the other defendants acted unlawfully and fraudulently in connection with those transactions and our original disclosures related to those transactions and thereby violated the antifraud provisions of the federal securities laws and the other defendants’ fiduciary duties to Hanover.

      On October 23, 2003, we entered into a Stipulation of Settlement, which settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions described above. The terms of the settlement provided for us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but will be extinguished (with no money owing under it) if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007. In addition, upon the occurrence of a change of control that involves us, if the change of control or shareholder approval of the change of control occurs before February 9, 2005, which is twelve months after final court approval of the settlement, we will be obligated to contribute an additional $3 million to the settlement fund. As part of the settlement, we have also agreed to implement corporate governance enhancements, including allowing shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February 4, 2004 we appointed Margaret K. Dorman and Stephen M. Pazuk to our board of directors) and certain enhancements to our code of conduct.

      GKH, which, as of December 31, 2003, owned approximately 10% of Hanover’s outstanding common stock and which sold shares in our March 2001 secondary offering of common stock, are parties to the settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the settlement provide for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources to the settlement fund.

      On October 24, 2003, the parties moved the United States District Court for the Southern District of Texas for preliminary approval of the proposed settlement and sought permission to provide notice to the potentially affected persons and to set a date for a final hearing to approve the proposed settlement. On December 5, 2003, the court held a hearing and granted the parties’ motion for preliminary approval of the proposed settlement and, among other things, ordered that notice be provided to appropriate persons and set the date for the final hearing. The final hearing was held on February 6, 2004, and no objections to the settlement or requests to be excluded from the terms of the settlement had been received prior to the deadline set by the court.

      On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments, approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement has therefore become final and will be implemented according to its terms. In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. Our independent auditor, PricewaterhouseCoopers, is not a party to the settlement and remains a party to the securities class action.

      Based on the terms of the settlement agreement and the individual components of the settlement, we recorded the cost of the litigation settlement. The details of the litigation settlement charge were as follows (in thousands):

Cash	$30,050
Estimated fair value of note to be issued	3,633
Common stock to be issued by Hanover	29,800
Legal fees and administrative costs	6,178

Total	69,661
Less: insurance recoveries	(26,670)

Net litigation settlement	$42,991

      The $3.6 million estimated fair value of the note to be issued was based on the present value of the future cash flows discounted at borrowing rates currently available to us for debt with similar terms and maturities. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. Upon the issuance of the note, the discount will be amortized to interest expense over the term of the note. Because the note could be extinguished without a payment (if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007), we will be required to record an asset when the note is issued for the value of the embedded derivative, as required by SFAS 133. We estimated the value of the derivative and reduced the amount we included for the estimate of the value of the note by approximately $2.3 million at December 31, 2003. This asset will be marked to market in future periods with any increase or decrease included in our statement of operations.

Income Taxes

      The provision for income taxes increased $18.4 million, to $0.8 million during the year ended December 31, 2003 from a benefit of $17.6 million during the year ended December 31, 2002. The average effective income tax rates during the year ended December 31, 2003 and December 31, 2002 were (0.7%) and 19%, respectively. The decrease in rate was primarily due to a $25.7 million valuation allowance recorded for U.S. deferred tax assets where near-term future realization is uncertain and the non-deductible Belleli goodwill impairment.

      As a result of current year operating losses in 2003, we were in a net deferred tax asset position (for U.S. income tax purposes) for the first time in 2003. Due to our cumulative domestic tax losses over the past three years, we could not reach the conclusion that it was “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. Accordingly, we provided a $25.7 million deferred tax valuation allowance against our net U.S. deferred tax asset. We will be required to record additional valuation allowances if our domestic deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. If we are required to record additional valuation allowances, our effective tax rate will be increased, perhaps substantially above the statutory rate.

Discontinued Operations

      During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income from discontinued operations increased $2.1 million, to net income of $1.2 million during the year ended December 31, 2003, from a loss of $0.9 million during the year ended December 31, 2002. In 2003, we recorded an additional $14.1 million charge (net of tax) to write-down our investment in discontinued operations to their current estimated market value. During 2002, we recorded a $40.4 million charge (net of tax) related to write-downs of our investment in discontinued operations.

Cumulative Effect of Accounting Change

      We recorded a cumulative effect of accounting change of $86.9 million, net of tax, related to the partial adoption of FIN 46 on July 1, 2003.

      In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate a variable interest entity (“VIE”) in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. In addition, FIN 46 allows companies to elect to adopt early the provisions of FIN 46 for some, but not all, of the variable interest entities they own. Because we are still evaluating whether we will be required to make any other potential changes in connection with our adoption of FIN 46, we have not adopted the provisions of FIN 46 other than discussed here and under “Management Discussion and Analysis of Financial Condition — New Accounting Pronouncements” in Item 7 of this Form 10-K.

      Prior to July 1, 2003, we had entered into lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense.

      In December 2003, we exercised our purchase option under the 1999 compression equipment operating lease. As of December 31, 2003, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $804.0 million, including improvements made to these assets after the sale leaseback transactions.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Summary

      Our total revenues decreased by $12.2 million to $1,028.8 million during the year ended December 31, 2002 from $1,041.0 million during 2001, as declining revenues in our fabrication businesses more than offset increases in revenues from our domestic and international rental revenues.

      Revenues from rentals increased by $117.5 million, or 29%, to $518.3 million during 2002 from $400.8 million during 2001. The increase in both domestic and international rental revenues resulted from expansion of our rental fleet and business acquisitions completed in 2001. During 2001, we completed two significant acquisitions: (1) in March 2001 we acquired OEC Compression Corporation, which increased our rental fleet by approximately 175,000 horsepower, and (2) in August 2001 we acquired Production Operators Corporation, which increased our rental fleet by approximately 860,000 horsepower. At December 31, 2002, the compressor rental fleet consisted of approximately 3,514,000 horsepower, a 1% increase over the 3,477,000 horsepower in the rental fleet at December 31, 2001.

      Net income decreased $188.5 million, or 260%, to a net loss of $116.1 million during 2002 from net income of $72.4 million during 2001 primarily due to (1) the decline in market conditions which impacted our compressor and accessory fabrication and production and processing equipment sales and gross profits, (2) an inventory write-down, (3) a charge included in depreciation and amortization expense for reductions in the carrying value of certain idle units of our compression fleet that are being retired and the acceleration of depreciation related to certain plants and facilities expected to be sold or abandoned, (4) an increase in selling, general and administrative expenses, depreciation expense, leasing expense, foreign currency translation expense and interest expense, (5) a goodwill impairment and (6) a charge to write-down investments in discontinued operations to their estimated fair market values.

      Included in the net loss for 2002 were the following pre-tax charges (in thousands):

Inventory reserves (in Parts and service and used equipment expense)	$6,800
Severance and other charges (in Selling, general and administrative)	6,160
Write-off of idle equipment and assets to be sold or abandoned (in Depreciation and amortization)	34,485
Goodwill impairments	52,103
Non-consolidated affiliate write-downs/charges (in Other expense)	15,950
Write-down of discontinued operations	58,282
Note receivable reserves (in Other expense)	8,454
Write-off of abandoned purchase option (in Other expense)	500

Total	$182,734

Business Segment Results

Domestic Rentals

(in thousands)

	Years Ended December 31,
			Increase
	2002	2001	(Decrease)

Revenue	$328,600	$269,679	22%
Operating expense	122,172	95,203	28%

Gross profit	$206,428	$174,476	18%
Gross margin	63%	65%	(2)%

      The increase in domestic rental revenues and expenses for the year 2002 over the year 2001 were primarily the result of the expansion of our rental fleet and acquisitions. The increase in revenues was more than offset by higher operating expenses creating a decrease in the gross margin of approximately 2% for the year 2002 compared to 2001. The higher operating expenses were primarily due to lower horsepower utilization brought on by weaker domestic market conditions without a decrease in overhead. Domestic horsepower decreased by 2% to approximately 2,654,000 horsepower at December 31, 2002 from approximately 2,696,000 horsepower at December 31, 2001. Domestic horsepower utilization rate at December 31, 2002 was 72% compared to 80% at December 31, 2001.

International Rentals

(in thousands)

	Years Ended December 31,
			Increase
	2002	2001	(Decrease)

Revenue	$189,700	$131,097	45%
Operating expense	57,579	45,795	26%

Gross profit	$132,121	$85,302	55%
Gross margin	70%	65%	5%

      The increase in international rentals resulted from the expansion of our rental fleet and business acquisitions completed in 2001. International horsepower increased by 10% to approximately 860,000 horsepower at December 31, 2002 from approximately 781,000 horsepower at December 31, 2001. The increase in revenues was offset in part by decreased revenues from our Venezuelan operations. In December 2002, certain opposition groups in Venezuela initiated an unofficial national strike. This caused economic conditions in Venezuela to deteriorate, including a substantial reduction in the production of oil in Venezuela. As a result, during the fourth quarter of 2002, our international rental revenues were decreased by approximately $2.7 million as a result of the disruption in our operations in Venezuela. However, our 2002 international gross margin benefited from approximately $9.7 million in partial reimbursement of foreign currency losses from the renegotiations of contracts with our Argentine customers, discussed further below, but was negatively impacted by approximately $2.7 million in revenues from Venezuelan customers that was not recognized until 2003. We estimate that these items increased our 2002 gross margin by approximately 2%.

      International horsepower utilization rate at December 31, 2002 was 96% compared to 97% at December 31, 2001.

Parts Service and Used Equipment

(in thousands)

	Years Ended December 31,
			Increase
	2002	2001	(Decrease)

Revenue	$223,845	$214,872	4%
Operating expense	179,844	152,710	18%

Gross profit	$44,001	$62,162	(29)%
Gross margin	20%	29%	(9)%

      The increase in revenues from parts, service and used equipment was due to a $26.5 million gas plant sale transaction and a $20.1 million compression equipment sale transaction offset by lower revenues as a result of weaker market conditions.

      The increase in operating expenses of our parts, service and used equipment segment and the decrease in the gross profit margin from parts, service and used equipment was primarily due to lower profit margins on used equipment sales in 2002 compared to used equipment sales in 2001. In 2002, parts and service revenue included $62.4 million in used equipment sales at a 13% gross margin, compared to $28.0 million in 2001, with a 31% gross margin. Approximately four percentage points of the decrease in gross margin for parts, service and used equipment was due to a low margin gas plant sale transaction and a low margin compressor sale transaction. In addition, approximately three percentage points of the decrease in gross margin was due to $6.8 million in inventory write-downs and reserves for parts that were either obsolete, excess or carried at a price above market value. The remainder of the decrease was primarily due to the impact of weaker market conditions on sales volume and margins.

Compressor and Accessory Fabrication

(in thousands)

	Years Ended December 31,
			Increase
	2002	2001	(Decrease)

Revenue	$114,009	$223,519	(49)%
Operating expense	99,446	188,122	(47)%

Gross profit	$14,563	$35,397	(59)%
Gross margin	13%	16%	(3)%

      Revenues, operating expenses and gross profit from the compressor and accessory fabrication segment decreased due to weaker market conditions. During 2002, an aggregate of approximately 150,900 horsepower of compression equipment was fabricated and sold compared to approximately 366,000 horsepower fabricated and sold during 2001. The decrease in gross profit margin for compression and accessory fabrication was attributable to lower sales levels without a corresponding decrease in overhead and the impact of weaker market conditions on sales margins.

Production and Processing Equipment Fabrication

(in thousands)

	Years Ended December 31,
			Increase
	2002	2001	(Decrease)

Revenue	$149,656	$184,040	(19)%
Operating expense	127,442	147,824	(14)%

Gross profit	$22,214	$36,216	(39)%
Gross margin	15%	20%	(5)%

      Production and processing equipment revenues include $15.4 million in revenues from the consolidation of Belleli since November 2002. In November 2002, we increased our ownership in Belleli to 51% and began consolidating the results of Belleli’s operations. Excluding Belleli, revenues from our fabrication businesses declined by 27% due to decreased capital spending by our customers in 2002 caused by weak economic market conditions and recent political and economic events in South America resulting in lower drilling and new well completion activity by oil and gas producers. The average North and South American rig count decreased by 27% in 2002 to 1,097 from 1,497 in 2001 and the twelve-month rolling average Henry Hub natural gas price decreased to $3.22 per Mcf in December 2002 from $4.26 per Mcf in December 2001.

      Production and processing equipment fabrication operating expenses and gross profit decreased due to lower sales levels. The decrease in gross profit margin for production and processing equipment fabrication was attributable to lower sales levels without a corresponding decrease in overhead and the impact of weaker market conditions on sales margins.

Other Revenue

      Equity in earnings in subsidiaries increased $9.4 million, or 101%, to $18.8 million during 2002, from $9.4 million during 2001. This increase is primarily due to our acquisition of POC, which included interests in three joint venture projects in South America. These joint ventures contributed $21.7 million in equity earnings for 2002 compared to $8.1 million in 2001 and was partially offset by a decrease in equity earnings from Hanover Measurement Services Company LP which decreased to a loss of $2.2 million in 2002 from $0.8 million in income in 2001.

Expenses

      SG&A expenses increased $61.5 million, or 67%, to $153.7 million in 2002 from $92.2 million in 2001. The increase was attributable to increased personnel and other selling and administrative activity in our business segments resulting from the acquisitions completed during 2001. We also recorded $3.8 million in employee separation costs relating to our announced reduction in our work force and management changes and approximately $11.6 million in additional legal and accounting costs, a significant portion of which was associated with our board of directors and Special Litigation Committee review of certain transactions, the restatement of our financial results and the SEC investigation.

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

      In addition, because we sold compressors in sale leaseback transactions in August 2001, depreciation expense was reduced by approximately $36 million in 2002 compared to approximately $43 million in 2001. The decrease in depreciation in 2002 from 2001 was due to our change in estimate of useful lives of our compressors on July 1, 2001 as discussed above.

      The increase in depreciation was also offset by the decrease in goodwill amortization due to our adoption of SFAS 142. Under SFAS 142, amortization of goodwill over an estimated useful life was discontinued. Instead, goodwill amounts became subject to a fair value-based annual impairment assessment. During 2001, approximately $10.1 million in goodwill amortization was recorded.

      We incurred leasing expense of $90.1 million during 2002 compared to $78.0 million during 2001. The increase of $12.1 million was attributable to the sale leaseback transactions we entered into in August 2001 and was partially offset by the unrealized gains and losses recorded related to two of our interest rate swaps. In connection with these leases, we were obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes for notes that were registered under the Securities Act of 1933. Because the exchange offer was not completed until March 13, 2003, we were required to pay additional leasing expense in the amount of approximately $105,600 per week until March 13, 2003. The additional leasing expense began accruing on January 28, 2002. In 2002, we recorded additional leasing expense of approximately $5.1 million related to the registration and exchange offering obligations.

      The fair value of our derivative instruments (interest rate swaps) increased by $3.2 million during 2002 while the fair value decreased by $7.6 million in 2001. These changes in fair value were due to the recognition of an unrealized change in the fair value of our interest rate swaps that we had not designated as cash flow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized gains and losses are reflected in our leasing expense.

      Interest expense increased by $19.5 million to $43.4 million during 2002 from $23.9 million during 2001. The increase in interest expense was due to higher levels of outstanding debt partially offset by lower effective interest rates.

      Foreign currency translation expense increased by $10.1 million, or 152%, to $16.8 million during 2002 compared to $6.7 million during 2001. The increase was primarily due to our operations in Argentina and Venezuela. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement was reached, a preliminary payment could be made based on a one dollar to one peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in partial reimbursements in 2002. We recorded $1.5 million of these partial reimbursements in translation expense and $9.7 million in revenues from international rentals. During 2002, we recorded an exchange loss of approximately $9.9 million and $5.8 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation loss of approximately $1.1 million for all other countries.

      Due to a downturn in our business and changes in the business environment in which we operate, we completed a goodwill impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, we recorded an estimated $47.5 million impairment of goodwill attributable to our production and processing equipment fabrication business in the second quarter of 2002. We estimated the fair value of our reporting units using a combination of the expected present value of future cash flows and the market approach, which uses actual market sales. In the fourth quarter of 2002, we also recorded a $4.6 million goodwill impairment related to our pump division, which is expected to be sold.

      Other expenses increased $17.9 million, or 184%, to $27.6 million during 2002 compared to $9.7 million during 2001. Other expenses in 2002 included $15.9 million of write-downs and charges related to investments in four non-consolidated affiliates that had experienced a decline in value that we believed to be other than temporary, a $0.5 million write-off of a purchase option for an acquisition that we had abandoned, $2.7 million in other non-operating costs and a $8.5 million write-down of notes receivable, including a $6.0 million reserve established for loans to employees who were not executive officers. Other expenses in 2001 included a $2.7 million bridge loan commitment fee associated with our acquisition of POC, a $5.0 million write-down of an investment in Aurion Technologies, Inc., a $1.0 million litigation settlement and $1.0 million in other non-operating expenses.

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

Discontinued Operations

      During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. During 2002, we recorded a $40.4 million charge (net of tax) to write-down our investment in discontinued operations to current estimated fair market values. Discontinued operations include three non-oilfield power generation projects in California and related inventory, and certain of our used equipment divisions.

      Income (loss) from discontinued operations decreased $3.9 million, or 130%, to a net loss of $0.9 million during 2002 from net income of $3.0 million during 2001. The decrease in net income was primarily attributable to weaker market conditions that impacted sales volume and gross margins.

Leasing Transactions and Accounting Change for FIN 46

      As of December 2003, we are the lessee in four transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.

      In August 2001 and in connection with the acquisition of POC, we completed two sale leaseback transactions involving certain compression equipment. Under one sale leaseback transaction, we received $309.3 million in proceeds from the sale of certain compression equipment. Under the second sale leaseback transaction, we received $257.8 million in proceeds from the sale of additional compression equipment. Under the first transaction, the equipment was sold and leased back by us for a seven-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $0.2 million. Under the second transaction, the equipment was sold and leased back by us for a ten-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $0.2 million. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. Through December 31, 2003, we incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

      In October 2000, we completed a $172.6 million sale leaseback transaction of compression equipment. In March 2000, we entered into a separate $200 million sale leaseback transaction of compression equipment. Under the March transaction, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000, and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. Under our 2000 lease agreements, the equipment was sold and leased back by us for a five-year term and will be used by us in our business. We have options to repurchase the equipment under the 2000 leases, subject to certain conditions set forth in these lease agreements. The 2000 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.1 million in transaction costs for the leases entered into in 2000, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

      The following table summarizes, as of December 31, 2003, the proceeds, residual guarantee, lease termination date and minority interest obligations for our equipment leases (in thousands):

		Residual		Minority
	Sale	Value	Lease	Interest
	Proceeds	Guarantee	Termination Date	Obligation
Lease
March and August 2000	$200,000	$166,000	March 2005	$6,400
October 2000	172,589	142,299	October 2005	5,178
August 2001	309,300	232,000	September 2008	9,300
August 2001	257,750	175,000	September 2011	7,750

	$939,639	$715,299		$28,628

      The lease facilities contain certain financial covenants and limitations which restrict us with respect to, among other things, indebtedness, liens, leases and sale of assets. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to under each lease.

      Prior to July 1, 2003, these lease transactions were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense.

      In December 2003 we exercised our purchase option under the 1999 compression equipment operating lease. As of December 31, 2003, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $804.0 million, including improvements made to these assets after the sale leaseback transactions.

      The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2003, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2003, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations

      In connection with the compression equipment leases entered into in August 2001, we were obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes with notes registered under the Securities Act of 1933. Because of the restatement of our financial statements, the exchange offer was not completed within the time frame required by the agreements related to the compression equipment lease obligations and we were required to pay additional lease expense in an amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense began accruing on January 28, 2002 and increased our lease expense by $1.1 million and $5.1 million during 2003 and 2002, respectively. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.

      In February 2003, in connection with an amendment to our bank credit facility and, in December 2003, in connection with the closing on our new bank credit facility we executed conforming amendments to the compression equipment leases entered into in 2000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K.

Liquidity and Capital Resources

      Our unrestricted cash balance amounted to $56.6 million at December 31, 2003 compared to $19.0 million at December 31, 2002. Working capital increased to $255.2 million at December 31, 2003 from $195.4 million at December 31, 2002. The increase in working capital was primarily due to modification and subsequent payment of a $58.0 million obligation associated with the PIGAP II joint venture that was accrued as a contingent liability on our balance sheet since the acquisition of POC. The obligation was converted into the PIGAP Note with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to Hanover, of which approximately $59.9 million was used to pay off the PIGAP Note.

      Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flow, are summarized in the table below (dollars in thousands):

For the Year Ended December 31:	2003	2002

Net cash provided by (used in) continuing operations:
Operating activities	$161,529	$194,876
Investing activities	(67,177)	(175,064)
Financing activities	(65,919)	(3,348)
Effect of exchange rate changes on cash and cash equivalents	800	(1,962)
Net cash provided by (used in) discontinued operations	8,375	(18,682)

Net change in cash and cash equivalents	$37,608	$(4,180)

      The decrease in net cash provided by operating activities for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to the reduction in net income discussed above.

      The decrease in cash used in investing activities during the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily attributable to a decrease in capital expenditures and the return of some of our investment in PIGAP II as a result of the financing discussed above. We are seeking to deploy our capital more effectively in order to improve our returns from our investments, and we decreased our capital expenditures in the year ended December 31, 2003 by $107.7 million from the year ended December 31, 2002. We invested $142.5 million in property plant and equipment during the year ended December 31, 2003, primarily for international rental projects and maintenance capital.

      The increase in cash used in financing activities was primarily due to the repayment of the PIGAP Note from the cash distributed from the financing discussed above.

      The increase in cash provided by discontinued operations was related to the proceeds from the sale of Gates and Panoche which were approximately $27.2 million.

      We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During 2004, we plan to spend approximately $100 to $150 million on capital expenditures including (1) rental equipment fleet additions and (2) approximately $50 to $60 million on equipment maintenance capital. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations were not realized.

      As a result of our agreement to settle the securities-related litigation, we expect to incur approximately $2.5 million in additional legal fees and administrative costs over the next 12 months in addition to the amount held in escrow and reported as restricted cash on our condensed consolidated balance sheet. Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt.

      The following summarizes our cash contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2004	2005-2006	2007-2008	Thereafter
Cash Contractual Obligations:

	(In thousands)
Long term Debt
4.75% convertible senior notes due 2008	$192,000	$—	$—	$192,000	$—
4.75% convertible senior notes due 2014	143,750	—	—	—	143,750
7.25% subordinated convertible securities due 2029	86,250	—	—	—	86,250
8.625% senior notes due 2010	200,000	—	—	—	200,000
11% zero coupon subordinated notes due 2007(1)	262,622	—	—	262,622	—
Bank credit facility due 2006	27,000	—	27,000	—	—
Other long-term debt	4,792	3,511	1,018	86	177
2000A equipment lease notes, due 2005	193,600	—	193,600	—	—
2000B equipment lease notes, due 2005	167,411	—	167,411	—	—
2001A equipment lease notes, due 2008	300,000	—	—	300,000	—
2001B equipment lease notes, due 2011	250,000	—	—	—	250,000

Total long-term debt	1,827,425	3,511	389,029	754,708	680,177
Minority interest obligations(2)	28,628	—	11,578	9,300	7,750
Purchase commitments	45,181	42,139	2,816	226	—
Facilities and other equipment operating leases	12,698	4,447	4,921	2,735	595

Total contractual cash obligations	$1,913,932	$50,097	$408,344	$766,969	$685,522

(1)	Amount represents $262.6 million zero coupon note. Balance payable at December 31, 2003, including 11% discount per annum, was $185.5 million.

(2)	Represents third party equity interest of lease equipment trusts that was required to be consolidated into our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.

      As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our consolidated balance sheet or reflected in the table above. The possibility of our having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established.

      Debt Refinancing. In June 2003, we filed a shelf registration statement with the SEC pursuant to which we may from time to time publicly offer equity, debt or other securities in an aggregate amount not to exceed $700 million. The SEC subsequently declared the shelf registration statement effective on November 19, 2003. Subject to market conditions, the remaining shelf registration statement will be available to offer one or more series of additional debt or other securities.

      In December 2003, we issued under our shelf registration statement $200.0 million aggregate principal amount of our 8.625% Senior Notes due 2010, which are fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The proceeds from this offering were used to repay the outstanding indebtedness and minority interest obligations of $194.0 million and $6.0 million, respectively, under our 1999A equipment lease that was to expire in June 2004.

      Also in December 2003, we issued under our shelf registration statement $143.8 million aggregate principal amount of our 4.75% Convertible Senior Notes due 2014. We may redeem these convertible notes beginning in 2011 under certain circumstances. The convertible notes are convertible into shares of our common stock at an initial conversion rate of 66.6667 shares of our common stock per $1,000 principal amount of the convertible notes (subject to adjustment in certain events) at any time prior to the stated maturity of the convertible notes or the redemption or repurchase of the convertible notes by us. The proceeds from this offering were used to repay a portion of the outstanding indebtedness under our bank credit facility.

      New Bank Credit Facility. Effective December 15, 2003, we entered into a new $350 million bank credit facility with a maturity date of December 29, 2006 and made conforming amendments related to the compression equipment lease obligations that we entered into in 2000. Our prior $350 million bank credit facility that was scheduled to mature in November 2004 was terminated upon closing of the new facility. The new bank credit facility, modified certain covenants that were contained in the prior facility and eliminated certain covenants entirely. The new agreement prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock. The new agreement clarifies and provides certain thresholds with respect to our ability to make investments in our foreign subsidiaries. In addition, under the new agreement we granted the lenders a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries (with certain exceptions), and pledged 66% of the equity interest in certain of our foreign subsidiaries. We believe that this new bank credit facility will provide flexibility in accessing the capacity under the facility to support our short-term liquidity needs.

      Our new bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (4.2% weighted average interest rate at December 31, 2003). A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

      As of December 31, 2003, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, agreements related to our compression equipment lease obligations and indentures. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility as of December 31, 2003 was approximately $223 million. While there is no assurance, we believe based on our current projections for 2004 that we will be in compliance with the financial covenants in our bank credit facility and the agreements related to our compression equipment lease obligations. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.

      We expect that our new bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of December 31, 2003, we had approximately $27.0 million in borrowings and approximately $77.1 million in letters of credit outstanding under our bank credit facility (4.2% weighted average effective rate at December 31, 2003). Our bank credit facility permits us to incur indebtedness, subject to covenant limitations described above, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (1) $40 million in unsecured indebtedness, (2) $50 million of nonrecourse indebtedness of unqualified subsidiaries, and (3) $25 million of secured purchase money indebtedness.

      In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions and our 8.625% Senior Notes due 2010 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or our “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2003, Hanover’s coverage ratio was less than

2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.

      PIGAP II Restructuring and our Zero Coupon Subordinated Notes due March 31, 2007. On May 14, 2003, we entered into an agreement with Schlumberger to terminate our right to put our interest in the PIGAP II joint venture to Schlumberger. As a result, we retained our interest in PIGAP II. We had previously given notice of our intent to exercise the PIGAP put in January 2003. PIGAP II is a joint venture, currently owned 70% by a subsidiary of Williams Companies Inc. and 30% by Hanover, which operates a natural gas compression facility in Venezuela. The natural gas processed by PIGAP II is re-injected into oil reservoirs for enhanced oil recovery.

      Also on May 14, 2003, we agreed with Schlumberger Surenco, an affiliate of Schlumberger, to the modification of the repayment terms of a $58.0 million obligation that was accrued as a contingent liability on our balance sheet since the acquisition of POC and was associated with the PIGAP II joint venture. The obligation was converted into the PIGAP Note payable by Hanover Cayman Limited, our indirect wholly-owned consolidated subsidiary, with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to Hanover, of which approximately $59.9 million was used to repay the PIGAP Note.

      In connection with the agreement to terminate our right to put our interest in PIGAP II back to Schlumberger, we also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from Hanover in August 2001 as part of the purchase price for our acquisition of POC’s natural gas compression business, ownership interest in certain joint venture projects in South America (including PIGAP II), and related assets. As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. We restructured the $150 million subordinated note as our Zero Coupon Subordinated Notes due March 31, 2007, which notes were issued to Schlumberger and were sold by Schlumberger in a registered public offering in December 2003. Original issue discount accretes under the zero coupon notes at a rate of 11.0% per annum for their remaining life, up to a total principal amount of $262.6 million payable at maturity. The notes will accrue additional interest at a rate of 2.0% per annum upon the occurrence and during the continuance of an event of default under the notes. The notes will also accrue additional interest at a rate of 3.0% per annum if our consolidated leverage ratio, as defined in the indenture governing the notes, exceeds 5.18 to 1.0 as of the end of any two consecutive fiscal quarters. As of December 31, 2003, we estimate that our debt balance could have increased by approximately $53 million in additional indebtedness and not exceeded the 5.18 to 1.0 ratio. Notwithstanding the preceding, in no event will the total additional interest accruing on the notes exceed 3.0% per annum if both of the previously mentioned circumstances occur. The notes also contain a covenant that limits our ability to incur additional indebtedness if our consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions.

      Credit Ratings. As of March 5, 2004, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s

Outlook	Stable	Negative
Senior implied rating	B1	BB-
Bank credit facility due December 2006	Ba3	—
4.75% convertible senior notes due 2008	B3	—
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	—
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	—
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	—
Senior secured	—	B+
Senior unsecured	—	B

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities which were issued by Hanover Compressor Capital Trust, our wholly-owned subsidiary. See discussion of the impact of FIN 46 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements” under Item 7 of this Form 10-K.

      We do not have any credit rating downgrade provisions in our debt agreements or the agreements related to our compression equipment lease obligations that would accelerate their maturity dates. However, a downgrade in our credit rating could materially and adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding. In addition, our significant leverage puts us at greater risk of default under one or more of our existing debt agreements if we experience an adverse change to our financial condition or results of operations. Our ability to reduce our leverage depends upon market and economic conditions, as well as our ability to execute liquidity-enhancing transactions such as sales of non-core assets or our equity securities.

      Derivative Financial Instruments. We use derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuation on a portion of our variable rate debt and leasing obligations. We do not use derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

      SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, SFAS 138 and SFAS 149, requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001; however, they were extended for an additional two years at the option of the swap counterparty and expired in July 2003. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense thereafter. Because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty, we recognized unrealized gains of approximately $4.1 million and approximately $3.2 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the years ended December 31, 2003 and 2002, respectively, and recognized an unrealized gain of approximately $0.5 million in interest expense during 2003. The fair value of these interest rate swaps fluctuated with changes in interest rates over their terms and the fluctuations were recorded in our statement of operations.

      During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Strike Rate	Notional Amount

March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

      These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the years ended December 31, 2003 and 2002, we recorded income of approximately $7.9 million and a loss of $13.6 million, respectively, related to these three swaps ($5.1 million and $8.9 million, net of tax) in other comprehensive income. As of December 31, 2003 and December 31, 2002, a total of approximately $11.7 million and $11.5 million, respectively, was recorded in current liabilities and approximately $3.4 million and $11.5 million, respectively, in long-term liabilities with respect to the fair value adjustment related to these three swaps.

      The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

      During 2003, we entered into forward exchange contracts with a notional value of $10.0 million to mitigate the risk of changes in exchange rates between Euro and the U.S. dollar. These contracts mature during 2004. As of December 31, 2003, a total of approximately $0.6 million was recorded in other current assets and other comprehensive income with respect to the fair value adjustment related to these three contracts.

      We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in or based on U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the their value.

      For the year ended December 31, 2003, our Argentine operations represented approximately 5% of our revenue and 9% of our gross profit. During the years ended December 31, 2003 and 2002, we recorded an exchange gain of approximately $0.5 million and an exchange loss of approximately $9.9 million, respectively, for assets exposed to currency translation in Argentina.

      In addition, during the years ended December 31, 2003 and 2002, we recorded exchange losses of approximately $2.4 million and $5.8 million, respectively, for assets exposed to currency translation in Venezuela and recorded translation losses of approximately $0.6 million and $1.1 million, respectively, for all other countries. For the year ended December 31, 2003, our Venezuelan operations represented approximately 11% of our revenue and 18% of our gross profit. At December 31, 2003, we had approximately $23.0 million in accounts receivable related to our Venezuelan operations.

      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped substantially. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the year ended December 31, 2003, we recognized approximately $2.7 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. In addition, a recent movement to remove President Chávez has resulted in renewed civil strife in Venezuela. If such strife continues or escalates, our results of operations in Venezuela could be further materially and adversely affected.

      In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods. As of December 31, 2003, we had approximately $6.0 million in net assets exposed to currency fluctuation in Venezuela. Based on these assets, a 10% change in exchange rates would result in a $0.5 million gain or loss in Venezuela.

      The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

      We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. We understand that Global must complete a significant financing for part of the project in the near term or Shell would be able to terminate its contract with Global. Global has orally informed us that they have completed a financing, although it is not clear to us whether the funds raised will be sufficient to perform their obligations under the Shell contract. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under the Shell contract. We believe that Global is in default with respect to certain agreements they have with us, as a result of which we believe we have certain termination rights.

      If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. We currently have an investment of approximately $29.8 million associated with the barge facility and approximately $4.1 million associated with advances to, and our investment in, Global.

Off-Balance Sheet Arrangements

      We agreed to assume from certain affiliates of Schlumberger the guarantee obligations of indebtedness of the Simco/ Harwat Consortium and of El Furrial, each of which are joint ventures that we acquired interests in pursuant to our acquisition of POC from Schlumberger. Each of these joint ventures are non-consolidated affiliates of Hanover and our guarantee obligations are not recorded on our accompanying balance sheet. Our guarantee obligation is a percentage of the total debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. We have issued the following guarantees of the indebtedness of our non-consolidated affiliates (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2003

Simco/ Harwat Consortium	2005	$12,285
El Furrial	2013	$40,021

      Our obligation to perform under the guarantees arises only in the event that our non-consolidated affiliate defaults under the agreements governing the indebtedness. We currently have no reason to believe that either of these non-consolidated affiliates will default on their indebtedness.

Factors That May Affect Our Financial Condition and Future Results

We have a substantial amount of debt, including our compression equipment lease obligations, that could limit our ability to fund future growth and operations and increase our exposure during adverse economic conditions.

      As of December 31, 2003, we had approximately $1,782.8 million of debt.

      Our substantial debt and compression equipment lease commitments could have important consequences. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are at, and a portion of our compression equipment leasing expense is based upon, variable rates;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt or fewer operating lease commitments; and

•	limit our ability to borrow additional funds.

We will need to generate a significant amount of cash to service our debt, to fund working capital and to pay our debts as they come due.

      Our ability to make scheduled payments on our compression equipment lease obligations and our other debt, or to refinance our debt and other obligations, will depend on our ability to generate cash in the future. Our ability to generate cash in the future is subject to our operational performance, as well as general economic, financial, competitive, legislative and regulatory conditions, among other factors.

      For the year ended December 31, 2003, we incurred interest and leasing expense of $132.3 million related to our debt, including our compression equipment lease obligations.

      As of December 31, 2003, we had outstanding borrowings of approximately $27.0 million (4.2% rate at December 31, 2003) and outstanding letters of credit of approximately $77.1 million under our bank credit facility and approximately $223 million of credit capacity remaining (after giving effect to the covenant limitations in our bank credit facility).

      Approximately $397.5 million of our debt will mature within two years from December 31, 2003. Our ability to refinance this debt and other financial obligations at a reasonable cost will be affected by the factors discussed herein and by the general market at the time we refinance.

      Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our bank credit facility in an amount sufficient to enable us to pay our debt, compression equipment lease obligations, operating lease commitments and other financial obligations, or to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our debt or our other financial obligations on commercially reasonable terms or at all. Our inability to refinance our debt or our other financial obligations on commercially reasonable terms could materially adversely affect our business.

The documents governing our outstanding debt, including our compression equipment lease obligations, contain financial and other restrictive covenants. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

      Our bank credit facility and other debt obligations, including the agreements related to our compression equipment lease obligations, contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. These covenants include provisions that restrict our ability to:

•	incur additional debt or issue guarantees;

•	create liens on our assets;

•	engage in mergers, consolidations and dispositions of assets;

•	enter into additional operating leases;

•	pay dividends on or redeem capital stock;

•	enter into derivative transactions;

•	make certain investments or restricted payments;

•	make capital expenditures above certain limits;

•	make investments, loans or advancements to certain of our subsidiaries;

•	prepay or modify our debt facilities;

•	enter into transactions with affiliates; or

•	enter into sale leaseback transactions.

      In addition, under our bank credit facility and the agreements related to certain of our compression equipment lease obligations that we entered into in 2000, we have granted the lenders a security interest in our inventory, equipment and certain of our other property and the property of our domestic subsidiaries and pledged 66% of the equity interest in certain of our foreign subsidiaries.

      Our bank credit facility also prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.

      Our bank credit facility and other financial obligations and the agreements related to our compression equipment lease obligations require us to maintain financial ratios and tests, which may require that we take action to reduce our debt or act in a manner contrary to our business objectives. Adverse conditions in the oil and gas business or in the United States or global economy or other events related to our business may affect our ability to meet those financial ratios and tests. A breach of any of these covenants or failure to maintain such financial ratios would result in an event of default under our bank credit facility, the agreements related to our compression equipment lease obligations and the agreements relating to our other financial obligations. If such an event of default occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

We have significant leverage relative to our total capitalization, which could result in a further downgrade in our credit rating if we do not reduce our leverage.

      As of March 5, 2004, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s

Outlook	Stable	Negative
Senior implied rating	B1	BB-
Bank credit facility due December 2006	Ba3	—
4.75% convertible senior notes due 2008	B3	—
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	—
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	—
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	—
Senior secured	—	B+
Senior unsecured	—	B

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, our wholly-owned subsidiary.(See discussion of the impact of FIN 46 in “— New Accounting Pronouncements.”

      We do not have any credit rating downgrade provisions in our debt agreements or the agreements related to our compression equipment lease obligations that would accelerate their maturity dates. However, a downgrade in our credit rating could materially and adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding. In addition, our significant leverage puts us at greater risk of default under one or more of our existing debt agreements if we experience an adverse change to our financial condition or results of operations. Our ability to reduce our leverage depends upon market and economic conditions, as well as our ability to execute liquidity-enhancing transactions such as sales of non-core assets or our equity securities.

We are still in the process of improving our infrastructure capabilities, including our internal controls and procedures, which were strained by our rapid growth, to reduce the risk of future accounting and financial reporting problems.

      We experienced rapid growth from 1998 through 2001 primarily as a result of acquisitions, particularly during 2000 and 2001, during which period our total assets increased from approximately $753 million as of December 31, 1999 to approximately $2.3 billion as of December 31, 2001. Our growth exceeded our infrastructure capabilities and strained our internal control environment. During 2002, we announced a series of restatements of transactions that occurred in 1999, 2000 and 2001. These restatements of our financial statements ultimately reduced our initially reported pre-tax income by $3.1 million, or 4.9%, for the year ended December 31, 1999, by $14.5 million, or 15.5%, for the year ended December 31, 2000, and by $0.4 million, or 0.3%, for the year ended December 31, 2001, although certain restatements resulted in a larger percentage adjustment on a quarterly basis.

      During 2002, a number of company executives involved directly and indirectly with the transactions underlying the restatements resigned, including our former Chief Executive Officer, Chief Financial Officer and Vice Chairman of our board of directors, Chief Operating Officer and the head of our international operations. During and after 2002, we hired and appointed a new Chief Executive Officer and Chief Financial Officer, hired and appointed our first General Counsel, and hired a new Controller and managers of Human Resources, Financial Reporting and Policy Administration. During 2002, we added three independent directors to our board of directors and elected an independent Chairman of the Board from among the three new directors. In addition, on February 4, 2004 we added two new independent directors to our board of directors.

      Under the direction of our board of directors and new management, we have been reviewing and continue to review our internal controls and procedures for financial reporting and have substantially enhanced certain of our controls and procedures. We have begun to implement a new enterprise resource planning system to better integrate our accounting functions, particularly to better integrate acquired companies. We have made personnel changes and hired additional qualified staff in the legal, accounting, finance and human resource areas and are utilizing third parties to assist with certain aspects of our integration. We have hired a third party to perform internal audit functions for us and anticipate hiring internal personnel to perform this function. Our new management has also adopted policies and procedures, including disseminating a new code of conduct applicable to all employees, to better assure compliance with applicable laws, regulations and ethical standards.

      Although we have had certain financial reporting problems in recent months that required us, to amend our Form 10-Q for the third quarter of 2003, adjust our income tax provision for the fourth quarter from what we had previously announced and delay the filing of our Form 10-K for 2003, we do not believe these problems resulted from any material deficiency in our internal controls and procedures or financial reporting process. However, we are continuing to implement improvements to our internal controls and procedures. Full implementation of these improvements will be accomplished over a period of time and, unless and until these efforts are successfully completed, we could experience future accounting and financial reporting problems. Accounting and financial reporting problems could result in, among other things, new securities litigation claims being brought against us, future investigations of us by the SEC and possible fines and penalties, including those resulting from a violation of the cease and desist order we entered into with the SEC in December 2003, and a loss of investor confidence which could adversely affect the trading prices of our debt and equity securities and adversely affect our ability to access sources of necessary capital.

Unforeseen difficulties with the implementation of our enterprise resource planning system could adversely affect our internal controls and our business.

      We have contracted with Oracle Corporation to assist us with the design and implementation of a new enterprise resource planning system that will support our human resources, accounting, estimating, financial, fleet and job management and customer systems. We are currently implementing this system. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our enterprise resource planning system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the implementation or operation of this system.

We require a substantial amount of capital to expand our compressor rental fleet and our complementary businesses.

      We invested $142.5 million in property plant and equipment during the year ended December 31, 2003, primarily for international rental projects and maintenance capital. During 2004 we plan to spend approximately $100 to $150 million on continued expansion and maintenance of our rental fleet and other businesses, including $50 to $60 million on equipment maintenance capital. The amount of these expenditures may vary depending on conditions in the natural gas industry and the timing and extent of any significant acquisitions we may make.

      Historically, we have funded our capital expenditures through internally generated funds, sale leaseback transactions and debt and equity financing. While we believe that cash flow from our operations and borrowings under our existing $350 million bank credit facility will provide us with sufficient cash to fund our planned 2004 capital expenditures, we cannot assure you that these sources will be sufficient. As of December 31, 2003, we had approximately $223 million of credit capacity remaining (after giving effect to the covenant limitations in our bank credit facility) under our bank credit facility (4.2% weighted average effective interest rate at December 31, 2003). Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Our ability to substitute compressor equipment under our compressor equipment leases is limited and there are risks associated with reaching that limit prior to the expiration of the lease term.

      We are the lessee in four transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. We generally substitute equipment when one of our lease customers exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purpose entities becomes obsolete or is selected by us for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to, among other restrictions, a percentage of the termination value under each lease. The termination value is equal to (1) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (2) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity or to the holders of the notes issued by the special purpose entity or their agents. In the following table, termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by our compression equipment operating leases. The aggregate amount of replacement equipment substituted (in dollars and percentage of termination value), the termination value and the substitution percentage limitation relating to each of our compression equipment operating leases as of December 31, 2003 are as follows:

				Substitution
				Limitation as
	Value of	Percentage of		Percentage of	Lease
	Substituted	Termination	Termination	Termination	Termination
Lease	Equipment	Value(1)	Value(1)	Value	Date

	(dollars in millions)
March and August 2000	$26.1	13.1%	$200.0	25%	March 2005
October 2000	24.0	13.9%	172.6	25%	October 2005
August 2001	27.3	8.8%	309.3	25%	September 2008
August 2001	25.2	9.8%	257.7	25%	September 2011

Total	$102.6		$939.6

(1)	Termination value assumes all accrued rents paid before termination.

      In the event we reach the substitution limitation prior to a lease termination date, we will not be able to effect any additional substitutions with respect to such lease. This inability to substitute could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

A prolonged, substantial reduction in oil or gas prices, or prolonged instability in domestic or global energy markets, could adversely affect our business.

      Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. In recent years, oil and gas prices and the level of drilling and exploration activity have been extremely volatile. For example, oil and gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. As a result, the demand for our gas compression and oil and gas production equipment would be adversely affected. Any future significant, prolonged decline in oil and gas prices could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

      Erosion of the financial condition of our customers can also adversely affect our business. During times when the oil or natural gas market weakens, the likelihood of the erosion of the financial condition of these customers increases. If and to the extent the financial condition of our customers declines, our customers could seek to preserve capital by canceling or delaying scheduled maintenance of their existing gas compression and oil and gas production equipment and determining not to purchase new gas compression and oil and gas production equipment. In addition, upon the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable.

      Recently, due in part to a deterioration in market conditions, we have experienced a decline in revenues and profits. Our business recorded a $208.3 million net loss for the year ended December 31, 2003 and a $116.1 million net loss for the year ended December 31, 2002. Our results for the years ended December 31, 2003 and 2002 have been affected by an increase in selling, general and administrative expenses, depreciation expense, foreign currency translation expense, interest expense, goodwill impairments, asset impairments, write-downs of discontinued operations, the provision for the cost of the litigation settlement and the cumulative effect of an accounting change. If market conditions were to deteriorate, there could be a material decline in our business, consolidated financial condition, results of operations and cash flows.

There are many risks associated with conducting operations in international markets.

      We operate in many different geographic markets, some of which are outside the United States. Changes in local economic or political conditions, particularly in Latin America or Canada, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers that may restrict our ability to enter into new markets;

•	potentially adverse tax consequences;

•	expropriation of property or restrictions on repatriation of earnings;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries;

•	the burden of complying with foreign laws; and

•	fluctuations in currency exchange rates and the value of the U.S. dollar, particularly with respect to our operations in Argentina and Venezuela.

      In addition, our future plans involve expanding our business in international markets where we currently do not conduct business. Our decentralized management structure and the risks inherent in establishing new business ventures, especially in international markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Some of the international markets in which we operate or plan to operate in the future are politically unstable and are subject to occasional civil and community unrest, such as Venezuela and Western Africa. Riots, strikes, the outbreak of war or terrorist attacks in foreign locations could also adversely affect our business. We have not obtained insurance against terrorist attacks and, due to its limited availability and high cost, do not expect to obtain such insurance in the future.

Political conditions and fluctuations in currency exchange rates in Argentina and Venezuela could adversely affect our business.

      We have substantial operations in Argentina and Venezuela. As a result, adverse political conditions and fluctuations in currency exchange rates in Argentina and Venezuela could materially and adversely affect our business.

      In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement were reached, a preliminary payment could be made based on a one dollar to one peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in 2003. For the year ended December 31, 2003, our Argentine operations represented approximately 5% of our revenue and 9% of our gross profit. During the years ended December 31, 2003 and 2002, we recorded an exchange gain of approximately $0.5 million and an exchange loss of approximately $9.9 million, respectively, for assets exposed to currency translation in Argentina. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina deteriorates, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.

      In addition, during the years ended December 31, 2003 and 2002, we recorded exchange losses of approximately $2.4 million and $5.8 million, respectively, for assets exposed to currency translation in Venezuela and recorded translation losses of approximately $0.6 million and $1.1 million, respectively, for all other countries. For the year ended December 31, 2003, our Venezuelan operations represented approximately 11% of our revenue and 18% of our gross profit. At December 31, 2003, we had approximately $23.0 million in accounts receivable related to our Venezuelan operations.

      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped substantially. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the year ended December 31, 2003, we recognized approximately $2.7 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. In addition, a recent movement to remove President Chávez has resulted in renewed civil strife in Venezuela. If such strife continues or escalates, our results of operations in Venezuela could be further materially and adversely affected.

      In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of the devaluation on our results of operations will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods. As of December 31, 2003, we had approximately $6.0 million in net assets exposed to currency fluctuation in Venezuela. Based on these assets, a 10% change in exchange rates would result in a $0.5 million gain or loss in Venezuela.

Many of our compressor leases with customers have short initial terms, and we cannot be sure that the leases for these rental compressors will be renewed after the end of the initial lease term.

      The length of our compressor leases with customers varies based on operating conditions and customer needs. In most cases, under currently prevailing lease rates, the initial lease terms are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment. We cannot be sure that a substantial number of our lessees will continue to renew their leases or that we will be able to re-lease the equipment to new customers or that any renewals or re-leases will be at comparable lease rates. The inability to renew or re-lease a substantial portion of our compressor rental fleet would have a material adverse effect upon our business, consolidated financial condition, results of operations and cash flows.

We operate in a highly competitive industry.

      We experience competition from companies that may be able to adapt more quickly to technological and other changes within our industry and throughout the economy as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. We also may not be able to take advantage of certain opportunities or make certain investments because of our significant leverage and the restrictive covenants in our bank credit facility, the agreements related to our compression equipment lease obligations and our other obligations. In times of weak market conditions, we may experience reduced profit margins from increased pricing pressure. We may not be able to continue to compete successfully in this market or against such competition. If we cannot compete successfully, we may lose market share and our business, consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Natural gas operations entail inherent risks that may result in substantial liability to us.

      Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator or fabricator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We have obtained insurance against liability for personal injury, wrongful death and property damage, but we cannot be sure that the insurance will be adequate to cover the liability we may incur. Insurance premium pricing is highly volatile and we cannot be sure that we will be able to obtain insurance in the future at a reasonable cost or at all. Our business, consolidated financial condition, results of operations and cash flows could be materially adversely affected if we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits.

Our ability to manage our business effectively will be weakened if we lose key personnel.

      We depend on the continuing efforts of our executive officers and senior management. The departure of any of our key personnel could have a material adverse effect on our business, operating results and financial condition. We do not maintain key man life insurance coverage with respect to our executive officers or key management personnel. In addition, we believe that our success depends on our ability to attract and retain qualified employees. There is significant demand in our industry for qualified engineers and mechanics to manufacture and repair natural gas compression equipment. If we fail to retain our skilled personnel and to recruit other skilled personnel, we could be unable to compete effectively.

There is a risk that the Internal Revenue Service or another taxing authority would not agree with our treatment of sale leaseback transactions, which could increase our taxes.

      We treat our sale leaseback transactions as financing arrangements for income tax and certain other tax purposes. A tax treatment inconsistent with our position could have a material adverse effect on our financial condition, results of operations and liquidity. We intend to continue to treat the leases as a secured financing arrangement for income and certain other tax purposes, which is consistent with the way the leases are intended to be treated for bankruptcy law and state law purposes. If the Internal Revenue Service or another taxing authority were to successfully contend that the leases or any of our other operating leases should be treated as a sale leaseback of equipment rather than a secured financing arrangement, we may owe significant additional taxes. This result may affect our ability to make payments on our debt or our compression equipment lease obligations.

Our business is subject to a variety of governmental regulations relating to the environment, health and safety.

      Our business is subject to a variety of federal, state, local and foreign laws and regulations relating to the environment, health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time as part of the regular overall evaluation of our operations, including newly acquired operations, we apply for or amend facility permits with respect to stormwater or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations.

      As one of the largest natural gas compression companies in the United States, we conduct operations at numerous facilities in a wide variety of locations across the country. Our operations at many of these facilities require federal, state or local environmental permits or other authorizations. For example, natural gas compressors at many of our customer facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations applicable to our operations, we occasionally identify or are notified of technical violations of certain requirements existing in various permits and other authorizations, and it is likely that similar technical violations will occur in the future. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future. While such penalties generally do not have a material financial impact on our business or operations, it is possible future violations could result in substantial penalties.

      We are evaluating the impact on our operations of recently promulgated air emission regulations under the Clean Air Act relating to non-road engines. We intend to implement any equipment upgrades or permit modifications required by these air emission regulations according to the required schedule of compliance. We do not anticipate, however, that any changes or updates in response to such regulations, or any other anticipated permit modifications (for stormwater, other air emission sources or otherwise) or anticipated ongoing regulatory compliance obligations will have a material adverse effect on our operations either as a result of any enforcement measures or through increased capital costs. Based on our experience to date, we believe that the future cost of compliance with existing laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. However, future events, such as compliance with more stringent laws, regulations or permit conditions, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies, or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.

      We have conducted preliminary environmental site assessments with respect to some, but not all, properties currently owned or leased by us, usually in a pre-acquisition context. Some of these assessments have revealed that soils and/or groundwater at some of our facilities are contaminated with hydrocarbons, heavy metals and various other regulated substances. With respect to newly acquired properties, we do not believe that our operations caused or contributed to any such contamination in any material respect and we are not currently under any governmental orders or directives requiring us to undertake any remedial activity at such properties. We typically will develop a baseline of site conditions so we can establish conditions at the outset of our operations on such property. However, the handling of petroleum products and other regulated substances is a normal part of our operations and we have experienced occasional minor spills or incidental leakage in connection with our operations. Certain properties previously owned or leased by us were determined to be affected by soil contamination. Where such contamination was identified and determined by us to be our responsibility, we conducted remedial activities at these previously-held properties to the extent we believed necessary to meet regulatory standards and either sold the owned properties to third parties or returned the leased properties to the lessors. Based on our experience to date and the relatively minor nature of the types of contamination we have identified to date, we believe that the future cost of necessary investigation or remediation on our current properties will not have a material adverse effect on our business, consolidated financial condition, results of operations, and cash flows. We cannot be certain, however, that clean-up standards will not become more stringent, or that we will not be required to undertake any remedial activities involving any material costs on any of these current or previously held properties in the future or that the discovery of unknown contamination or third-party claims made with respect to current or previously owned or leased properties will not result in material costs.

Our stock price may experience volatility.

      Our stock price, like that of other companies, can be volatile. Some of the factors that could affect our stock price are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, and speculation in the press or investment community about our financial condition or results of operations. General market conditions and domestic or international economic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted and has been previously brought against us. This type of litigation could result in liability, substantial costs and the diversion of management time and resources.

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 became effective for us on January 1, 2003. The adoption of this new standard did not have a material effect on our consolidated results of operations, cash flows or financial position.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 became effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard, which had no material effect on our consolidated results of operations, cash flows or financial position.

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

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on our consolidated results of operations, cash flows or financial position.

      In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate the VIE in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. In addition, FIN 46 allows companies to elect to adopt early the provisions of FIN 46 for some, but not all, of the variable interest entities they own. Because we are still evaluating whether or not we will make any other potential changes in connection with our adoption of FIN 46, we have not adopted the provisions of FIN 46 other than discussed below.

      Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense.

      In December 2003, we exercised our purchase option under the 1999 compression equipment operating lease. As of December 31, 2003, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $804.0 million, including improvements made to these assets after the sale leaseback transactions.

      We have a consolidated subsidiary trust that has mandatorily redeemable convertible preferred securities outstanding that have a liquidation value of $86.3 million. These securities were previously reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the mandatorily redeemable convertible preferred securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These intercompany notes have previously been eliminated in our consolidated financial statements. The changes related to our mandatorily redeemable convertible preferred securities for our balance sheet are reclassifications and had no impact on our consolidated results of operations or cash flow.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of SFAS 149 will be applied prospectively. We have adopted the provisions SFAS 149, which did not have a material effect on our consolidated results of operations, cash flow or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, the FASB issued Staff Position 150-4 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $28.6 million in sale leaseback obligations that are currently reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46. See “— Leasing Transactions and Accounting Change for FIN 46.”

      These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2003, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2003, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate and foreign currency risk. Hanover and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At December 31, 2003, the fair market value of our interest rate swaps, excluding the portion attributable to and included in accrued interest, was a liability of approximately $15.1 million, of which $11.7 million was recorded in accrued liabilities and $3.4 million in other long-term liabilities. At December 31, 2003 we were party to three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

			Fair Value of
			the
			Swap at
	Company Pays	Notional	December 31,
Maturity Date	Fixed Rate	Amount	2003

3/11/2005	5.2550%	$100,000	$(4,435)
3/11/2005	5.2725%	$100,000	$(4,456)
10/26/2005	5.3975%	$100,000	$(6,191)

      At December 31, 2003, we were exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in 2001 and 2000. Assuming a hypothetical 10%

increase in the variable rates from those in effect at year end, the increase in annual interest expense on the equipment lease notes would be approximately $0.5 million.

      We are also exposed to interest rate risk on borrowings under our floating rate bank credit facility. At December 31, 2003, $27.0 million was outstanding bearing interest at a weighted average effective rate of 4.2% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at December 31, 2003, the increase in annual interest expense for advances under this facility would be approximately $0.1 million.

      We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in or based on U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the their value.

      For the year ended December 31, 2003, our Argentine operations represented approximately 5% of our revenue and 9% of our gross profit. During the years ended December 31, 2003 and 2002, we recorded an exchange gain of approximately $0.5 million and an exchange loss of approximately $9.9 million, respectively for assets exposed to currency translation in Argentina.

      In addition, during the years ended December 31, 2003 and 2002, we recorded exchange losses of approximately $2.4 million and $5.8 million, respectively, for assets exposed to currency translation in Venezuela and recorded translation losses of approximately $0.6 million and $1.1 million, respectively, for all other countries. For the year ended December 31, 2003, our Venezuelan operations represented approximately 11% of our revenue and 18% of our gross profit. At December 31, 2003, we had approximately $23.0 million in accounts receivable related to our Venezuelan operations.

      In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods. As of December 31, 2003, we had approximately $6.0 million in net assets exposed to currency fluctuation in Venezuela. Based on these assets, a 10% change in exchange rates would result in a $0.5 million gain or loss in Venezuela.

      The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

      During 2003, we entered into forward exchange contracts with a notional value of $10.0 million to mitigate the risk of changes in exchange rates between the Euro and the U.S. dollar. These contracts mature during 2004.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003 (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on the evaluation, the Company’s principal executive officer and principal financial officer believe that the Company’s disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Controls. Under the direction of our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Senior Vice President and General Counsel, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: information systems (including controls over access to the systems and segregation of duties), human resources; internal audit; tax accounting, planning and analysis, reconciliation of intercompany accounts; approval of capital expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under compression equipment lease agreements; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in the legal, accounting/finance and human resource areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information included or to be included in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders under the captions “Nominees for Election as Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein. Please see Item 1 of this Form 10-K for identification of our executive officers.

      Hanover has adopted “P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct” (“Ethics Guide”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Ethics Guide is posted on the Company’s website at http://www.hanover-co.com. Changes to and waivers granted with respect to our Ethics Guide, if any, relating to our principal executive officer, principal financial officer, principal accounting officer, and other executive officers and directors of Hanover that we are required to disclose pursuant to applicable rules and regulations of the Securities and Exchange Commission will also be posted on our website. Upon request the Company will provide a copy of our Ethics Guide without charge. Such request can be made in writing to the Corporate Secretary at Hanover Compressor Company, 12001 North Houston Rosslyn Road, Houston, Texas 77086.

Item 11.	Executive Compensation

      The information included or to be included under the caption “Information Regarding Executive Compensation” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information included or to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference herein.

EQUITY COMPENSATION PLAN INFORMATION

      The equity compensation plans and agreements discussed in this section are referred to collectively as the “Equity Compensation Plans.” The table below provides information as of December 31, 2003 with respect to shares of our common Stock that may be issued under the following Equity Compensation Plans of the Company: 1997 Stock Option Plan, the 1998 Stock Option Plan, the December 9, 1998 Stock Option Plan, the 1999 Stock Option Plan, the 2001 Equity Incentive Plan and the 2003 Stock Incentive Plan. The Compensation Committee has authority to make future grants only under the 1997 Stock Option Plan, the 2001 Equity Incentive Plan and the 2003 Stock Incentive Plan.

      The table also includes information with respect to shares of our common stock subject to outstanding options that were granted under (1) the following Equity Compensation Plans adopted prior to our initial public offering in 1997, under which the authority to make additional grants has been terminated: the 1992 Stock Compensation Plan, the 1993 Management Stock Option Plan, the 1995 Employee Stock Option Plan, the 1995 Management Stock Option Plan, the 1996 Employee Stock Option Plan; and (2) Stock Option Agreements entered into by and between Hanover and the following individuals: Tom P. McNeil III, Glenn Wind, and Kurt Wind. The plans listed in (1) above are referred to as the “Pre-IPO Plans.” The agreements listed in (2) above are referred to as the “Pre-IPO Agreements.”

		Weighted-	Number of securities
		average exercise	remaining available for
	Number of securities to be	price of	future issuance under
	issued upon exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	3,306,592 (4)	$11.42	2,485,790
Equity compensation plans not approved by security holders(2)(3)	2,589,229	$5.93	— (5)

Total	5,895,821	$9.01	2,485,790

(1)	Composed of the 2003 Stock Incentive Plan, the 2001 Equity Incentive Plan and the 1997 Stock Option Plan.

(2)	Composed of all of the Equity Compensation Plans except the 2003 Stock Incentive Plan, the 2001 Equity Incentive Plan and the 1997 Stock Option Plan.

(3)	The table does not include information for the Applied Process Solutions Incorporated (“APSI”) 1998 Stock Option Plan assumed by Hanover in connection with its acquisition of APSI in May 2000. As of December 31, 2003, a total of 35,873 shares of the Common Stock were issuable upon exercise of outstanding options under the assumed plan. The weighted average exercise price of those outstanding options is $16.65 per share. No additional awards may be granted under such plan.

(4)	In addition, as of December 31, 2003, there are 512,000 shares of restricted stock outstanding granted under the 2003 Stock Incentive Plan and the 2001 Equity Incentive Plan.

(5)	The Board of Directors terminated any existing authority to make future grants under these plans on May 15, 2003.

      The Equity Compensation Plans that have not been approved by security holders are described below. The Pre-IPO Plans and the 1997 Stock Option Plan, the 1998 Stock Option Plan, the December 9, 1998 Stock Option Plan, and the 1999 Stock Option Plan have the following material features: (1) awards under such plans are limited to stock options and may be made, depending on the terms of each plan, to the Company’s officers, directors, employees, advisors and consultants; (2) unless otherwise set forth in any applicable stock option agreement and depending on the terms of each plan, the stock options vest over a period of up to five years; and (3) the term of the stock options granted under the plans may not exceed 10 years, except for the 1992 Stock Option Plan under which the term of the stock options may not exceed 15 years. The Pre-IPO Agreements have the following material features: (1) awards under such agreements are limited to stock options and were made to the specific person named in the agreement; (2) the stock options vest over a period of five years from the date of the agreement; (3) the term of the stock options granted under the agreements is 10 years; and (4) no additional grants may be made under these agreements.

      Additional information as of December 31, 2003, about the Equity Compensation Plans that have not been approved by stockholders is provided in the following table.

			Number of Shares
		Shares Previously	Reserved for Issuance	Weighted-	Shares
	Number of	Issued Pursuant to	Upon the Exercise of	Average	Available
	Shares	Stock Option	Outstanding Stock	Exercise	for Future
Plan or Agreement Name	Issuable(#)	Exercises(#)	Options(#)	Price($)	Grants(#)

1992 Stock Compensation Plan	379,200	257,856	113,760	$2.06	*
Incentive Option Plan	2,703,064	1,283,191	1,419,872	$2.29	*
1995 Employee Stock Option Plan	199,694	169,347	30,031	$4.75	*
1995 Management Stock Option Plan	26,332	19,588	6,636	$3.48	*
1996 Employee Stock Option Plan	116,920	43,648	69,836	$5.70	*
Tom P. McNeil III Stock Option Agreement	26,332	—	26,332	$6.96	*
Glenn Wind and Kurt Wind Stock Option Agreements	47,400	24,322	23,078	$0.003	*
1998 Stock Option Plan	520,000	14,173	421,047	$13.29	**
December 9, 1998 Stock Option Plan	700,000	309,828	298,370	$9.75	**
1999 Stock Option Plan	600,000	23,866	180,267	$14.51	**

*	The authority to make future grants under these plans was terminated upon our initial public offering in 1997.

**	The Board of Directors terminated authority to make future grants under these plans on May 15, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information included or to be included under the caption “Certain Relationships and Transactions” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

      The information included or to be included under the caption “Principal Accounting Fees and Services” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as a part of this report.

1. Financial Statements. The following financial statements are filed as a part of this report.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., as amended, incorporated by reference to Exhibit 3.1 to Hanover Compressor Company’s (the “Company”) Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004.*
4.1	Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, by and between the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Warrant Agreement, dated as of August 7, 1995, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.3	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.4	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.6	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.7	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee.*

Exhibit
Number	Description

4.8	Form of 4.75% Convertible Senior Notes due 2008.*
4.9	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.10	Form of 8.50% Senior Secured Notes due 2008.*
4.11	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.12	Form of 8.75% Senior Secured Notes due 2011.*
4.13	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.
4.14	Form of Zero Coupon Subordinated Notes due March 31, 2007.*
4.15	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.16	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.17	Form of 8.625% Senior Notes due 2010.*
4.18	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.19	Form of 4.75% Convertible Senior Notes due 2014.*
4.20	Registration Rights Agreement, dated as of May 14, 2003, by and between Schlumberger Technology Corporation and the Company.*
4.21	Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001, by and among Schlumberger Technology Corporation, Camco International, Inc., Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Operational Services, Inc. and the Company, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership.*
10.3	Offset Rights Agreement, dated as of May 14, 2003, by and between Schlumberger Technology Corporation and the Company.*
10.4	Credit Agreement, dated as of December 15, 2003, among the Company, Hanover Compression Limited Partnership, Bank One, NA as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.

Exhibit
Number	Description

10.5	Guarantee and Collateral Agreement, dated as of December 15, 2003, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, as Collateral Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.6	Hanover Guarantee, dated as of December 15, 2003, made by the Company in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003.*
10.7	Subsidiaries’ Guarantee, dated as of December 15, 2003, in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003.*
10.8	Lease, dated as of March 13, 2000, between Hanover Equipment Trust 2000A (the “2000A Trust”) and Hanover Compression Inc., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.9	Guarantee, dated as of March 13, 2000, made by the Company, Hanover Compression Inc. and certain of their Subsidiaries, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.10	Participation Agreement, dated as of March 13, 2000, among Hanover Compression Inc., Hanover the 2000A Trust and the several banks parties thereto, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.11	Security Agreement, dated as of March 13, 2000, made by the 2000A Trust in favor of The Chase Manhattan Bank, as agent, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.12	Assignment of leases, rents and Guarantee from the 2000A Trust to The Chase Manhattan Bank, dated as of March 13, 2000, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.13	Lease, dated as of October 27, 2000, between Hanover Equipment Trust 2000B (the “2000B Trust”) and Hanover Compression Inc., incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.14	Guarantee, dated as of October 27, 2000 made by the Company, Hanover Compression Inc. and certain subsidiaries, incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.15	Participation Agreement, dated as of October 27, 2000, among Hanover Compression Inc., the 2000B Trust, The Chase Manhattan Bank, National Westminster Bank PLC, Citibank N.A., Credit Suisse First Boston and the Industrial Bank of Japan as co-agents; Bank Hapoalim B.M. and FBTC Leasing Corp., as investors, Wilmington Trust Company and various lenders, incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.16	Security Agreement, dated as of October 27, 2000, made by the 2000B Trust in favor of The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.17	Assignment of Leases, Rents and Guarantee, dated as of October 27, 2000, made by the 2000B Trust to The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.18	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.19	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

10.20	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.21	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.22	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.23	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.24	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.25	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.26	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.27	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.28	Amendment and Consent, dated as of June 26, 2000, to (i) the Amended and Restated Senior Credit Agreement dated March 13, 2000, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, as agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.29	Second Amendment, dated as of August 30, 2000, to (i) the Amended and Restated Senior Credit Agreement dated March 13, 2000, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, as agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.30	First Amendment, dated as of January 31, 2001, to (i) the Amended and Restated Senior Credit Agreement dated March 13, 2000, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, as agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.31	Second Amendment, dated as of July 27, 2001, to (i) the Credit Agreement, dated as of December 15, 1997, as amended and restated on March 13, 2000, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, as administrative agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.32	Third Amendment to certain Guarantees, dated as of December 3, 2001, among the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as agent, and several banks and other financial institutions parties thereto, incorporated by reference to Exhibit 10.80 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2001.

Exhibit
Number	Description

10.33	Waiver and Amendment, dated as of March 15, 2002, to (i) the Credit Agreement dated as of December 15, 1997, as amended and restated on December 3, 2002, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.34	Amendment, dated as of June 26, 2002, to (i) the Credit Agreement dated as of December 15, 1997, as amended and restated as of December 3, 2001, among the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees and Credit Agreements referenced in the amendment, incorporated by reference to Exhibit 10.75 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2002.
10.35	Amendment, dated as of January 31, 2003, to (i) the Credit Agreement dated as of December 15, 1997, as amended and restated on December 3, 2001, among the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees and Credit Agreements referenced in the amendment, incorporated by reference to Exhibit 10.80 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2003.
10.36	Amendment, dated as of December 15, 2003, to the 2000A and 2000B Synthetic Guarantees, Credit Agreements and Participation Agreements.*
10.37	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
10.38	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.39	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.40	Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2003, made by the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.41	Purchase Agreement, dated as of July 11, 2000, among the Company, Hanover Compression Inc., Dresser-Rand Company and Ingersoll-Rand Company, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2000.
10.42	Agreement and Plan of Merger, dated as of July 13, 2000, among the Company, Caddo Acquisition Corporation, and OEC Compression Corporation, incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.43	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 14, 2000, by and among the Company, Caddo Acquisition Corporation and OEC Compression Corporation.*
10.44	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 2, 2001, by and among the Company, Caddo Acquisition Corporation and OEC Compression Corporation.*
10.45	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit
Number	Description

10.46	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.47	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.48	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.49	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.50	Hanover Compressor Company 1992 Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.51	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.52	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.53	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
10.54	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.55	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.56	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.57	Form of Stock Option Agreement for DeVille and McNeil, incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.58	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.59	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.60	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.61	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

Exhibit
Number	Description

10.62	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.63	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.64	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32096) on Form S-8 filed with the SEC on March 10, 2000.††
10.65	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.66	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.
10.67	Management Fee Letter, dated November 14, 1995 between GKH Partners, L.P. and the Company, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
10.68	Employment Letter with John E. Jackson, dated February 1, 2002, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.††
10.69	Employment Letter with Mark S. Berg, dated April 17, 2002, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.††
10.70	Employment Letter with Chad C. Deaton, dated August 19, 2002, incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.††
10.71	Letter Agreement by and between Robert O. Pierce and Hanover Compressor Company dated September 18, 2002, incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.72	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.73	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.74	Separation Agreement with Mark Berg, dated February 27, 2004.††*
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct.*
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2001.

Exhibit
Number	Description

99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2002.
99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2004.

  * Filed herewith

†† Management contract or compensatory plan or arrangement

      (b) Reports on Form 8-K.

      During the quarter ended December 31, 2003, Hanover filed or furnished the following information in current reports on Form 8-K:

•	On December 19, 2003, we filed a current report on Form 8-K, reporting under Item 5 that we issued a press release announcing a settlement with the Securities and Exchange Commission. The date of such report (the date of the earliest event reported) was December 18, 2003.

•	On December 16, 2003, we filed a current report on Form 8-K, reporting under Item 5 that we entered into an underwriting agreement with J.P. Morgan Securities Inc., as representative of the several underwriters, and Citigroup Global Markets Inc., as independent underwriter, in connection with the issuance and sale of $200,000,000 aggregate principal amount of our 8.625% Senior Notes due 2010. We also reported that we entered into an underwriting agreement with J.P. Morgan Securities Inc., as representative of the several underwriters, and Simmons & Company International, as independent underwriter, in connection with the issuance and sale of $143,750,000 aggregate principal amount of our 4.75% Convertible Senior Notes due 2014. We also reported that we closed our new $350,000,000 bank credit facility. In addition, we filed the underwriting agreements, senior indenture, supplement indentures, forms of notes, opinion of Vinson & Elkins L.L.P., credit agreement and guarantee and collateral agreement under Item 7. The date of such report (the date of the earliest event reported) was December 9, 2003.

•	On December 9, 2003, we filed a current report on Form 8-K, reporting under Item 5 that we filed a prospectus supplement with the Securities and Exchange Commission in connection with the offer and sale for the account of Schlumberger Technology Corporation of $262,621,810 aggregate principal amount at maturity of our Zero Coupon Subordinated Notes due March 31, 2007. We also reported that we had bank commitments totaling $345 million for a proposed bank credit facility, and we reported the preliminary approval by the court of the proposed settlement to resolve all of the securities class actions, ERISA class actions and shareholder derivative actions previously filed against us and certain other individuals. In addition, we filed the prospectus supplement and form of proposed credit agreement under Item 7. The date of such report (the date of the earliest event reported) was December 2, 2003.

•	On November 18, 2003, we filed a current report on Form 8-K, filing under Item 7 our Audited Consolidated Financial Statements for the fiscal years ended December 31, 2002, 2001 and 2000. The financial statements were filed to conform to the 2003 presentation for the distributions on our mandatorily redeemable preferred securities, now included in interest expense, and the change in value of derivative financial instruments, now included in leasing expense, as discussed under Item 5. The date of such report (the date of the earliest event reported) was November 18, 2003.

•	On November 5, 2003, we filed a current report on Form 8-K, furnishing under Item 12 a press release announcing our financial results for the quarter ended September 30, 2003. The date of such report (the date of the earliest event reported) was November 5, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

By:	/s/ CHAD C. DEATON

Chad C. Deaton
President and Chief Executive Officer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHAD C. DEATON Chad C. Deaton	President and Chief Executive Officer (Principal Executive Officer and Director)	March 26, 2004

/s/ JOHN E. JACKSON John E. Jackson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ VICTOR E. GRIJALVA Victor E. Grijalva	Director	March 26, 2004

/s/ TED COLLINS, JR. Ted Collins, Jr.	Director	March 26, 2004

/s/ ROBERT R. FURGASON Robert R. Furgason	Director	March 26, 2004

/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	March 26, 2004

/s/ I. JON BRUMLEY I. Jon Brumley	Director	March 26, 2004

/s/ GORDON HALL Gordon Hall	Director	March 26, 2004

/s/ STEPHEN M. PAZUK Stephen M. Pazuk	Director	March 26, 2004

/s/ MARGARET K. DORMAN Margaret K. Dorman	Director	March 26, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Hanover Compressor Company

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) on page 72, present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 72, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 12 and 9 to the financial statements, the Company changed its method of accounting for variable interest entities in 2003 and goodwill and other intangibles in 2002, respectively.

PricewaterhouseCoopers LLP

Houston, Texas

March 25, 2004

HANOVER COMPRESSOR COMPANY

CONSOLIDATED BALANCE SHEET

	December 31,

	2003	2002

	(in thousands, except par
	value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$56,619	$19,011
Restricted cash—securities settlement escrow	29,649	—
Accounts receivable, net of allowance of $5,460 and $5,162	195,183	211,722
Inventory, net	155,297	166,004
Costs and estimated earnings in excess of billings on uncompleted contracts	50,128	57,346
Prepaid taxes	4,677	7,664
Assets held for sale	17,344	33,765
Other current assets	35,105	49,933

Total current assets	544,002	545,445
Property, plant and equipment, net	2,027,654	1,167,675
Goodwill, net	176,629	180,519
Intangible and other assets	67,482	74,058
Investments in non-consolidated affiliates	88,718	150,689
Assets held for sale, non-current	13,981	35,643

Total assets	$2,918,466	$2,154,029

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$32,519	$31,997
Current maturities of long-term debt	3,511	1,744
Accounts payable, trade	53,354	72,637
Accrued liabilities	155,441	189,639
Advance billings	34,380	36,156
Liabilities held for sale	1,128	3,257
Billings on uncompleted contracts in excess of costs and estimated earnings	8,427	14,571

Total current liabilities	288,760	350,001
Long-term debt	1,746,793	521,203
Other liabilities	72,464	156,191
Deferred income taxes	28,333	93,613
Liabilities held for sale, non-current	—	19,002

Total liabilities	2,136,350	1,140,010

Commitments and contingencies (Note 19)
Minority interest	28,628	143
Mandatorily redeemable convertible preferred securities	—	86,250
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 82,649,629 and 80,815,209 shares issued, respectively	83	81
Additional paid-in capital	856,020	841,657
Deferred employee compensation—restricted stock grants	(5,452)	(2,285)
Accumulated other comprehensive income (loss)	9,227	(13,696)
Retained earnings (deficit)	(104,065)	104,194
Treasury stock—252,815 and 253,115 common shares, at cost, respectively	(2,325)	(2,325)

Total common stockholders’ equity	753,488	927,626

Total liabilities and common stockholders’ equity	$2,918,466	$2,154,029

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenues and other income:
Domestic rentals	$324,186	$328,600	$269,679
International rentals	206,404	189,700	131,097
Parts, service and used equipment	169,023	223,845	214,872
Compressor and accessory fabrication	106,896	114,009	223,519
Production and processing equipment fabrication	260,660	149,656	184,040
Equity in income of non-consolidated affiliates	23,088	18,811	9,350
Other	5,093	4,189	8,403

	1,095,350	1,028,810	1,040,960

Expenses:
Domestic rentals	127,425	122,172	95,203
International rentals	67,465	57,579	45,795
Parts, service and used equipment	126,619	179,844	152,701
Compressor and accessory fabrication	96,922	99,446	188,122
Production and processing equipment fabrication	234,203	127,442	147,824
Selling, general and administrative	161,655	153,676	92,172
Foreign currency translation	2,548	16,753	6,658
Provision for cost of litigation settlement	42,991	—	—
Other	2,906	27,607	9,727
Depreciation and amortization	172,602	151,181	88,823
Goodwill impairment	35,466	52,103	—
Leasing expense	43,139	90,074	78,031
Interest expense	89,175	43,352	23,904

	1,203,116	1,121,229	928,960

Income (loss) from continuing operations before income taxes	(107,766)	(92,419)	112,000
Provision for (benefit from) income taxes	784	(17,576)	42,388

Income (loss) from continuing operations	(108,550)	(74,843)	69,612
Income (loss) from discontinued operations, net of tax	1,252	(875)	2,965
Loss on sale/write-downs of discontinued operations, net of tax	(14,051)	(40,350)	—

Income (loss) before cumulative effect of accounting changes	(121,349)	(116,068)	72,577
Cumulative effect of accounting changes, net of tax	(86,910)	—	(164)

Net income (loss)	$(208,259)	$(116,068)	$72,413

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(1.34)	$(0.94)	$0.96
Income (loss) from discontinued operations, net of tax	(0.16)	(0.52)	0.04
Cumulative effect of accounting changes, net of tax	(1.07)	—	—

Net income (loss)	$(2.57)	$(1.46)	$1.00

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.34)	$(0.94)	$0.91
Income (loss) from discontinued operations, net of tax	(0.16)	(0.52)	0.03
Cumulative effect of accounting changes, net of tax	(1.07)	—	—

Net income (loss)	$(2.57)	$(1.46)	$0.94

Weighted average common and equivalent shares outstanding:
Basic	81,123	79,500	72,355

Diluted	81,123	79,500	81,175

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Net income (loss)	$(208,259)	$(116,068)	$72,413
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	5,693	(8,866)	(6,073)
Foreign currency translation adjustment	17,230	1,727	(27)

Comprehensive income (loss)	$(185,336)	$(123,207)	$66,313

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(208,259)	$(116,068)	$72,413
Adjustments:
Depreciation and amortization	172,602	151,181	88,823
Amortization of debt issuance costs and debt discount	120	121	831
Loss (income) from discontinued operations, net of tax	12,799	41,225	(2,965)
Cumulative effect of accounting changes, net of tax	86,910	—	164
Bad debt expense	4,028	7,091	4,860
Gain on sale of property, plant and equipment	(6,347)	(7,769)	(3,492)
Equity in income of non-consolidated affiliates, net of dividends received	(4,637)	(2,223)	(9,350)
Loss on investments and charges for non-consolidated affiliates	—	15,950	4,629
(Gain) loss on derivative instruments	(4,606)	(3,245)	7,849
Provision for inventory impairment and reserves	3,049	13,853	2,336
Provision for cost of litigation settlement, in excess of cash paid	39,494	—	—
Write-down of notes receivable	—	8,454	—
Goodwill impairment	35,466	52,103	—
Restricted stock compensation expense	1,178	423	—
Pay-in-kind interest on long-term notes payable	21,048	17,163	4,285
Deferred income taxes	(12,407)	(19,041)	30,218
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	19,444	89,457	(20,671)
Inventory	4,026	4,699	(41,186)
Costs and estimated earnings versus billings on uncompleted contracts	16,455	33,129	(32,640)
Accounts payable and other liabilities	(33,931)	(67,132)	14,745
Advance billings	(4,213)	(8,394)	20,647
Other	19,310	(16,101)	4,401

Net cash provided by continuing operations	161,529	194,876	145,897
Net cash provided by discontinued operations	3,206	841	6,877

Net cash provided by operating activities	164,735	195,717	152,774

Cash flows from investing activities:
Capital expenditures	(142,466)	(250,170)	(639,883)
Payments for deferred lease transaction costs	(1,246)	(1,568)	(18,177)
Proceeds from sale of property, plant and equipment	26,698	69,685	590,763
Proceeds from sale of investment in non-consolidated affiliates	—	—	3,143
Cash used for business acquisitions, net	(15,000)	(10,440)	(386,056)
Proceeds from business divestitures	500	—	—
Cash returned from non-consolidated affiliates	64,837	17,429	—
Cash used to acquire investments in and advances to non-consolidated affiliates	(500)	—	(11,865)

Net cash used in continuing operations	(67,177)	(175,064)	(462,075)
Net cash provided by (used in) discontinued operations	23,707	(18,639)	(20,202)

Net cash used in investing activities	(43,470)	(193,703)	(482,277)

Cash flows from financing activities:
Borrowings on revolving credit facilities	145,000	141,750	—
Repayments on revolving credit facilities	(274,500)	(142,250)	54,500
Payments for debt issue costs	(7,464)	(644)	(3,390)
Issuance of common stock, net	—	—	83,850
Purchase of treasury stock	—	(1,608)	—
Proceeds from stock options exercised	6,699	6,661	2,280
Proceeds from employee stock purchase	—	277	—
Issuance of convertible senior notes, net	138,941	—	185,537
Issuance of senior notes, net	193,698	—	—
Payments of 1999 equipment lease obligations	(200,000)	—	—
Repayment of other debt	(68,293)	(7,654)	(15,571)
Proceeds from employee stockholder notes	—	120	62

Net cash provided by (used in) continuing operations	(65,919)	(3,348)	307,268
Net cash used in discontinued operations	(18,538)	(884)	(9)

Net cash provided by (used in) financing activities	(84,457)	(4,232)	307,259

Effect of exchange rate changes on cash and equivalents	800	(1,962)	(49)

Net increase (decrease) in cash and cash equivalents	37,608	(4,180)	(22,293)
Cash and cash equivalents at beginning of year	19,011	23,191	45,484

Cash and cash equivalents at end of year	$56,619	$19,011	$23,191

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$49,011	$23,263	$12,154

Income taxes paid (refunded), net	$1,129	$(4,212)	$1,723

Supplemental disclosure of noncash transactions:
Debt paid for property, plant and equipment	—	$(4,352)	—

Assets (received) sold in exchange for note receivable	$3,300	$258	$(1,601)

Common stock issued in exchange for notes receivable	$35	$274	$1,069

Conversion of deferred stock option liability	$289	$253	$1,529

Acquisitions of businesses:
Cash	$209	—	—

Property, plant and equipment acquired	$267	$11,716	$606,271

Other assets acquired, net of cash acquired	$3,918	$102,204	$87,865

Investments in and advances to non-consolidated affiliates	$(4,673)	—	$140,081

Goodwill	$15,558	$5,162	$115,131

Liabilities assumed	$(279)	$(72,209)	$(118,388)

Debt issued or assumed	—	$(36,433)	$(155,462)

Deferred taxes	—	—	$(35,212)

Treasury and common stock issued	—	—	$(254,230)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

				Accumulated		Notes	Deferred
	Common stock		Additional	other		receivable-	compensation-	Retained
			paid-in	comprehensive	Treasury	employee	restricted	earnings
	Shares	Amount	capital	income (loss)	stock	stockholders	stock grants	(deficit)

	(in thousands, except share data)
Balance at December 31, 2000	66,454,703	$66	$483,737	$(457)	$(717)	$(1,531)	$—	$147,849
Exercise of stock options	250,161	1	3,808	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(27)	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	(6,073)	—	—	—	—
Issuance of common stock, net	2,500,000	2	83,848	—	—	—	—	—
Issuance of common stock for acquisitions	9,980,540	10	254,220	—	—	—	—	—
Issuance of common stock to employees	42,775	—	1,069	—	—	(1,069)	—	—
Repayment of employee stockholder notes	—	—	—	—	—	62	—	—
Income tax benefit from stock options exercised	—	—	1,618	—	—	—	—	—
Other	—	—	639	—	—	—	—	—
Net income	—	—	—	—	—	—	—	72,413

Balance at December 31, 2001	79,228,179	$79	$828,939	$(6,557)	$(717)	$(2,538)	$—	$220,262
Exercise of stock options	1,422,850	2	6,912	—	—	—	—	—
Cumulative translation adjustment	—	—	—	1,727	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	(8,866)	—	—	—	—
Issuance of restricted stock grants, net of amortization expense	142,630	—	2,708	—	—	—	(2,285)	—
Issuance of common stock to employees	21,550	—	551	—	—	(274)	—	—
Purchase of 147,322 treasury shares at $8.96 per share	—	—	—	—	(1,320)	—	—	—
Purchase of 30,054 treasury shares at $9.60 per share	—	—	—	—	(288)	—	—	—
Repayment of employee stockholder notes	—	—	—	—	—	120	—	—
Income tax benefit from stock options exercised	—	—	2,547	—	—	—	—	—
Reserve for collectibility	—	—	—	—	—	2,692	—	—
Net loss	—	—	—	—	—	—	—	(116,068)

Balance at December 31, 2002	80,815,209	$81	$841,657	$(13,696)	$(2,325)	$—	$(2,285)	$104,194
Exercise of stock options	1,432,636	1	6,987	—	—	—	—	—
Cumulative translation adjustment	—	—	—	17,230	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	5,693	—	—	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	400,384	1	4,345	—	—	—	(3,167)	—
Issuance of common stock to employees	1,400	—	35	—	—	—	—	—
Income tax benefit from stock options exercised	—	—	2,996	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(208,259)

Balance at December 31, 2003	82,649,629	$83	$856,020	$9,227	$(2,325)	$—	$(5,452)	$(104,065)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1.	The Company, Business and Significant Accounting Policies

      Hanover Compressor Company, (“we”, “Hanover”, or “the Company”) a Delaware corporation, together with its subsidiaries, is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants, primarily for use in Europe and the Middle East.

      Substantially all of our assets and operations are owned or conducted by our wholly-owned subsidiary, Hanover Compression Limited Partnership (“HCLP”).

Principles of Consolidation

      The accompanying consolidated financial statements include Hanover and its wholly-owned and majority owned subsidiaries and certain variable interest entities, for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated entities in which we own more than a 20% interest and do not have a controlling interest are accounted for using the equity method. Investments in entities in which we own less than 20% are held at cost. Prior year amounts have been reclassified to present certain of our businesses as discontinued operations. (See Note 3.)

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

      Our operations are influenced by many factors, including the global economy, international laws and currency exchange rates. Contractions in the more significant economies of the world could have a substantial negative impact on the rate of our growth and profitability. Acts of war or terrorism could influence these areas of risk and our operations. Doing business in foreign locations subjects us to various risks and considerations including, but not limited to, economic and political conditions in the United States and abroad, currency exchange rates, tax laws and other laws and trade restrictions.

Cash and Cash Equivalents

      We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

      Our restricted cash represents funds held in escrow for the payment related to the settlement of our securities-related litigation. (See Note 19.)

Revenue Recognition

      Revenue from equipment rentals is recorded when earned over the period of rental and maintenance contracts which generally range from one month to five years. Parts, service and used equipment revenue is recorded as products are delivered and title is transferred or services are performed for the customer.

      Compressor, production and processing equipment fabrication revenue is recognized using the percentage-of-completion method. We estimate percentage-of-completion for compressor and processing equipment fabrication on a direct labor hour to total labor hour basis. Production equipment fabrication percentage-of-completion is estimated using the direct labor hour to total labor hour and the cost to total cost basis. The average duration of these projects is typically between four to thirty-six months.

Concentrations of Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. We believe that the credit risk in temporary cash investments that we have with financial institutions is minimal. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our rental contracts. Trade accounts receivable is recorded net of estimated doubtful accounts of approximately $5.5 million and $5.2 million at December 31, 2003 and 2002, respectively.

Inventory

      Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment and facilities	4 to 30 years
Buildings	30 years
Transportation, shop equipment and other	3 to 12 years

      Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When rental equipment is sold, retired or otherwise disposed of, the cost, net of accumulated depreciation is recorded in parts, service and used equipment expenses. Sales proceeds are recorded in parts, service and used equipment revenues. Interest is capitalized in connection with the compression equipment and facilities that are constructed for Hanover’s use in our rental operations until such equipment is complete. The capitalized interest is recorded as part of the assets to which it relates and is amortized over the asset’s estimated useful life.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      After a review of the estimated economic lives of our compression fleet, on July 1, 2001 we changed our estimate of the useful life of certain compression equipment to range from 15 to 30 years instead of a uniform 15-year depreciable life. Our new estimated lives are based upon our experience, maintenance program and the different types of compressors presently in our rental fleet. We believe our new estimate reflects the economic useful lives of the compressors more accurately than a uniform useful life applied to all compressors regardless of their age or performance characteristics. We estimate that the effect of this change in estimate on 2001 was a decrease in depreciation expense of approximately $5.0 million and an increase in net income of approximately $3.1 million ($0.04 per share).

Computer software

      Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use computer software development project are expensed as incurred.

Long-Lived Assets, other than Intangibles

      We review for the impairment of long-lived assets, including property, plant and equipment, assets held for sale and investments in non-consolidated affiliates whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value.

Goodwill and Other Intangibles

      The excess of cost over net assets of acquired businesses is recorded as goodwill. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, amortization of goodwill over an estimated useful life is discontinued. Instead, goodwill will be reviewed for impairment annually or whenever events indicate impairment may have occurred. Prior to adoption of SFAS 142 on January 1, 2002, we amortized goodwill on a straight-line basis over 15 or 20 years commencing on the dates of the respective acquisitions except for goodwill related to business acquisitions after June 30, 2001. Accumulated amortization was $13.7 million and $14.3 million at December 31, 2003 and 2002, respectively. Amortization of goodwill totaled $10.1 million in 2001. (See Note 9.) Identifiable intangibles are amortized over the assets’ estimated useful lives.

Sale Leaseback Transactions

      We have entered into sale leaseback transactions of compression equipment with special purpose entities. Sale leaseback transactions of compression equipment are evaluated for lease classification in accordance with SFAS No. 13 “Accounting for Leases.” Prior to the adoption in 2003 of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” as revised in December 2003 (“FIN 46”), these special purpose entities were not consolidated by Hanover when the owners of the special purposes entities made a substantial residual equity investment of at least three percent that was at risk during the entire term of the lease. (See Notes 6 and 12.)

Income Taxes

      We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments that would change the tax law or rates. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized.

Foreign Currency Translation

      The financial statements of subsidiaries outside the U.S., except those located in Latin America and highly inflationary economies, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries located in Latin America and highly inflationary economies, financial statements are measured using U.S. dollar functional currency and translation gains and losses are included in net income (loss).

Earnings Per Common Share

      Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, warrants to purchase common stock, convertible senior notes and convertible subordinated notes, unless their effect would be anti-dilutive.

      The table below indicates the net income for purposes of computing diluted net income per share from continuing operations (in thousands):

Year Ended
December 31,

2001

Diluted net income per share:
Net income	$72,413
Income from discontinued operations, net of tax	(2,965)
Distributions on convertible subordinated notes, net of tax	4,142

Net income for purposes of computing diluted net income per share from continuing operations	$73,590

      The table below indicates the potential common shares issuable which were included in computing the dilutive potential common shares used in diluted earnings (loss) per common share (in thousands):

	Years Ended
	December 31,

	2003	2002	2001

Weighted average common shares outstanding — used in basic earnings (loss) per common share	81,123	79,500	72,355
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	**	**	3,991
On exercise of warrants	**	**	4
On conversion of convertible subordinated notes due 2029	**	**	4,825
On conversion of convertible senior notes due 2008	**	**	**
On conversion of convertible senior notes due 2014	**	**	**

Weighted average common shares and dilutive potential common shares — used in dilutive earnings (loss) per common share	81,123	79,500	81,175

**	Excluded from diluted earnings (loss) per common share as the effect would have been anti-dilutive.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below indicates the potential common shares issuable which were excluded from net dilutive potential common shares issuable as their effect would be anti-dilutive (in thousands):

	Years Ended
	December 31,

	2003	2002	2001

Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	1,264	2,442	—
On exercise of options-exercise price greater than average market value at end of period	3,929	931	—
On exercise of warrants	4	4	—
On conversion of convertible subordinated notes due 2029	4,825	4,825	—
On conversion of convertible senior notes due 2008	4,370	4,370	3,399
On conversion of convertible senior notes due 2014	420	—	—

	14,812	12,572	3,399

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

	Years Ended
	December 31,

	2003	2002	2001

Net income (loss) as reported	$(208,259)	$(116,068)	$72,413
Add back: Restricted stock grant expense, net of tax	766	275	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(2,628)	(2,753)	(3,804)

Proforma net income (loss)	$(210,121)	$(118,546)	$68,609

Earnings (loss) per share:
Basic as reported	$(2.57)	$(1.46)	$1.00
Basic proforma	$(2.59)	$(1.49)	$0.95
Diluted as reported	$(2.57)	$(1.46)	$0.94
Diluted proforma	$(2.59)	$(1.49)	$0.90

      In 2003 and 2002, we granted 435,000 and 151,000 restricted shares, respectively, of Hanover common stock to certain employees as part of an incentive compensation plan. The restricted stock grants vest equally over four years. As of December 31, 2003, 512,000 restricted shares were outstanding under our incentive compensation plans. We will recognize compensation expense equal to the fair value of the stock at the date of grant over the vesting period related to these grants. During 2003 and 2002, we recognized $1.2 million and $0.4 million, respectively, in compensation expense related to these grants.

Comprehensive Income

      Components of comprehensive income (loss) are net income and all changes in equity during a period except those resulting from transactions with owners. Accumulated other comprehensive income (loss)

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consists of the foreign currency translation adjustment and changes in the fair value of derivative financial instruments, net of tax. The following table summarizes our accumulated other comprehensive income (loss) (in thousands):

	December 31,

	2003	2002

Change in fair value of derivative financial instruments, net of tax	$(9,246)	$(14,939)
Foreign currency translation adjustment	18,473	1,243

	$9,227	$(13,696)

Financial Instruments

      We utilize derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuation on a portion of our leasing obligations and foreign currency exchange changes on a small portion of our international business. We do not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended by SFAS 137, SFAS 138, and SFAS 149, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. We adopted SFAS 133 beginning January 1, 2001. (See Note 14.)

Reclassifications

      Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2003 financial statement classification as more fully discussed in Notes 3 and 14. These reclassifications have no impact on net income. See Note 3 for a discussion of discontinued operations.

2.	Business Acquisitions

      Acquisitions were accounted for under the purchase method of accounting. Results of operations of companies acquired are included from the date of acquisition. We allocate the cost of the acquired business to the assets acquired and the liabilities assumed based upon fair value estimates thereof. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to redefine and requantify assets acquired and liabilities assumed. The allocation period varies for each acquisition but does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised purchase price allocation. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods the adjustments are determined.

Year Ended December 31, 2003

      Belleli Acquisition. In 2002, we increased our ownership of Belleli to 51% from 20.3% by converting $13.4 million in loans, together with approximately $3.2 million in accrued interest thereon, into additional equity ownership and in November 2002 began consolidating the results of Belleli’s operations. Belleli has three manufacturing facilities, one in Mantova, Italy and two in the United Arab Emirates (Jebel Ali and Hamriyah). During 2002, we also purchased certain operating assets used by Belleli for approximately

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$22.4 million from a bankruptcy estate of Belleli’s former parent and leased these assets to Belleli for approximately $1.2 million per year, for a term of seven years.

      In connection with our increase in ownership in 2002, we entered into an agreement with the minority owner of Belleli that provided the minority owner the right, until June 30, 2003, to purchase our interest for an amount that approximated our investment in Belleli. The agreement also provided us with the right, beginning in July 2003, to purchase the minority owner’s interest in Belleli. In addition, the minority owner historically had been unwilling to provide its proportionate share of capital to Belleli. We believed that our ability to maximize value would be enhanced if we were able to exert greater control through the exercise of our purchase right. Thus, in August 2003, we exercised our option to acquire the remaining 49% interest in Belleli for approximately $15.0 million in order to gain complete control of Belleli. As a result of these transactions and intervening foreign exchange rate changes, we recorded $4.8 million in identifiable intangible assets, with a weighted average life of approximately 17 years, and $35.5 million in goodwill.

      As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. We currently do not expect to realize our original growth expectations for Belleli in the timeframe that we originally forecasted.

      During the performance of our annual goodwill impairment review in the fourth quarter of 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli. Upon further analysis, it was determined that the factors resulting in the goodwill impairment charge were also present during the third quarter of 2003 and that the exercise of our purchase option in the third quarter of 2003 and the presence of such factors should have resulted in an interim goodwill impairment test under SFAS 142 and an impairment charge at that time. We have adjusted our third quarter results accordingly. (See Note 9.)

      In December 2003, we acquired the remaining 50% interest in Servi Compressores, CA and cancelled the note receivable related to the sale of such interest in June 2000.

Year Ended December 31, 2002

      In July 2002, we acquired a 92.5% interest in Wellhead Power Gates, LLC (“Gates”) for approximately $14.4 million and had loaned approximately $6 million to Gates prior to our acquisition. Gates is a developer and owner of a forty-six megawatt cycle power facility in Fresno County, California. This investment was accounted for as a consolidated subsidiary and was classified as an asset held for sale and its operating results were reported in income (loss) from discontinued operations, until sold in September 2003. See Note 3 for a discussion of discontinued operations.

      In July 2002, we acquired a 49.0% interest in Wellhead Power Panoche, LLC (“Panoche”) for approximately $6.8 million and had loaned approximately $5.0 million to Panoche prior to the acquisition of our interest. Panoche is a developer and owner of a forty-nine megawatt cycle power facility in Fresno County, California, which is under contract with the California Department of Water Resources. This investment was classified as an asset held for sale and the equity income (loss) from this non-consolidated subsidiary was reported in income (loss) from discontinued operations, until sold in June 2003. See Note 3 for a discussion of discontinued operations.

      In July 2002, we acquired certain assets of Voyager Compression Services, LLC a natural gas compression services company located in Gaylord, Michigan, for approximately $2.5 million in cash.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      See discussion of 2002 acquisition of Belleli above.

Year Ended December 31, 2001

      In August 2001, we acquired 100% of the issued and outstanding shares of Production Operators Corporation (“POC”) from Schlumberger for $761 million in cash, our common stock and debt, subject to certain post-closing adjustments pursuant to the purchase agreement that to date have resulted in an increase in the purchase price to approximately $778 million due to an increase in net assets acquired. Under the terms of the purchase agreement, Schlumberger received approximately $270 million in cash (excluding the amounts paid for the increase in net assets), $150 million in a long-term subordinated note, which in May, 2003 was restructured as our Zero Coupon Subordinated Notes due March 31, 2007, and 8,707,693 shares of our common stock, or approximately 11% of our then outstanding shares, which are required to be held by Schlumberger for at least three years following the closing date (see Note 11). The ultimate number of shares issued under the purchase agreement was determined based on the nominal value of $283 million divided by $32.50 per share, the 30-day average closing price of Hanover common stock as defined under the acquisition agreement and subject to a collar of $41.50 and $32.50. The estimated fair value of the stock issued was $212.5 million, based on the market value of the shares at the time the number of shares issued was determined, reduced by an estimated 20% discount due to the restrictions on the stock’s marketability. The POC acquisition was accounted for as a purchase and was included in our financial statements commencing on September 1, 2001.

      Additionally, as part of the purchase agreement, we are required to make a payment of up to $58.0 million due upon the completion of a financing of the PIGAP II South American joint venture (“PIGAP” ) acquired by Hanover. Because the joint venture failed to execute the financing on or before December 31, 2002, we had the right to put our interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by Hanover to the joint venture. (See Note 11.)

      The purchase price was a negotiated amount between Hanover and Schlumberger. We believe the purchase price represented the fair market value of the POC business based on its assets, customer base, reputation, market position (domestic and international) and potential for long-term growth. We incurred approximately $15.0 million in expenses in connection with the acquisition.

      As of December 31, 2003 we had recorded approximately $68.2 million in goodwill, that will not be deductible for tax purposes, related to the POC acquisition which was not amortized in accordance with the transition provisions of SFAS 142 (See Note 9). In addition, we recorded $9.8 million in identifiable intangible assets of which $8.2 million was amortized over a 24 month weighted average life and $1.6 million is included in our basis of the PIGAP joint venture and relates to the option to put the joint venture back to Schlumberger. The purchase price is subject to a contingent payment by Hanover to Schlumberger based on the realization of certain tax benefits by Hanover over the next 15 years. No payments on this contingent obligation have been made to date.

      In June 2001, we acquired the assets of J&R International for approximately $3.7 million in cash and 17,598 shares of Hanover’s common stock valued at approximately $0.7 million.

      In April 2001, we acquired certain assets of Power Machinery, Inc. for approximately $2.6 million in cash and 108,625 shares of Hanover’s common stock valued at approximately $3.9 million.

      In March 2001, we purchased OEC Compression Corporation (“OEC”) in an all-stock transaction for approximately $101.8 million, including the assumption and payment of approximately $64.6 million of OEC indebtedness. We paid an aggregate of approximately 1,145,706 shares of Hanover common stock to stockholders of OEC. The acquisition was accounted for under the purchase method of accounting and is included in our financial statements commencing in April 2001.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002 and 2001, we completed other acquisitions which were not significant either individually or in the aggregate.

Pro Forma Information

      The pro forma information set forth below assumes the Belleli acquisition is accounted for had the purchase occurred at the beginning of 2002. The remaining acquisitions were not considered material for pro forma purposes. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

Years Ended
December 31,
2002

(unaudited)
Revenue	$1,108,990
Net income (loss)	(116,262)
Earnings (loss) per common share— basic	(1.46)
Earnings (loss) per common share— diluted	(1.46)

3.	Discontinued Operations and Other Assets Held for Sale

      During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our domestic rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our Consolidated Statement of Operations. Due to changes in market conditions, the disposal plan was not completed in 2003. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale. These assets are expected to be sold within the next 12 months and the assets and liabilities are reflected as held-for-sale on our Consolidated Balance Sheet.

      In 2003, we recorded a $21.6 million ($14.1 million after tax) charge to write-down our investment in discontinued operations to their current estimated market value. During the fourth quarter of 2002, Hanover recognized a pre-tax charge to discontinued operations of approximately $52.3 million ($36.5 million after tax) for the estimated loss in fair-value from carrying value expected to be realized at the time of disposal. This amount includes a $19.0 million pre-tax impairment of goodwill. During the second quarter of 2002, Hanover recognized a pre-tax write-down of $6.0 million ($3.9 million after tax) for certain turbines related to the non-oilfield power generation business which has also been reflected as discontinued operations.

      In 2003, we announced that we had agreed to sell our 49% membership interest in Panoche and our 92.5% membership interest in Gates to Hal Dittmer and Fresno Power Investors Limited Partnership, who owned the remaining interests in Panoche and Gates. Panoche and Gates own gas-fired peaking power plants of 49 megawatts and 46 megawatts, respectively. The Panoche transaction closed in June 2003 and the Gates transaction closed in September 2003. Total consideration for the transactions was approximately $27.2 million consisting of approximately $6.4 million in cash, $2.8 million in notes that mature in May 2004, a $0.5 million note that matures in September 2005 and the release of our obligations under a capital lease from GE Capital to Gates that had an outstanding balance of approximately $17.5 million at

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the time of the Gates closing. In addition, we were released from a $12 million letter of credit from us to GE Capital that was provided as additional credit support for the Gates capital lease.

      Summary of operating results of the discontinued operations (in thousands):

	Years Ended December 31,
	2003	2002	2001

Revenues and other:
Domestic rentals	$4,490	$2,870	$—
Parts, service and used equipment	17,223	20,197	29,168
Equity in income of non-consolidated affiliates	550	405	—
Other	(77)	52	569

	22,186	23,524	29,737

Expenses:
Domestic rentals	1,176	363	—
Parts, service and used equipment	11,334	13,485	14,136
Selling, general and administrative	6,512	8,346	8,808
Depreciation and amortization	—	1,672	1,737
Interest expense	796	481	9
Other	433	1,309	—

	20,251	25,656	24,690

Income (loss) from discontinued operations before income taxes	1,935	(2,132)	5,047
Provision for (benefit from) income taxes	683	(1,257)	2,082

Income (loss) from discontinued operations	$1,252	$(875)	$2,965

      Summary balance sheet data for assets held for sale as of December 31, 2003 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total

Current assets	$6,820	$10,524	$—	$17,344
Property plant and equipment	924	1,386	11,671	13,981

Total assets held for sale	7,744	11,910	11,671	31,325
Current liabilities	—	1,128	—	1,128

Liabilities held for sale	—	1,128	—	1,128

Net assets held for sale	$7,744	$10,782	$11,671	$30,197

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary balance sheet data for discontinued operations as of December 31, 2002 (in thousands):

		Non-Oilfield
	Used	Power
	Equipment	Generation	Total

Current assets	$20,099	$13,666	$33,765
Property plant and equipment	858	28,103	28,961
Non-current assets	—	6,682	6,682

Total assets held for sale	20,957	48,451	69,408

Current liabilities	—	3,257	3,257
Non-current liabilities	—	19,002	19,002

Total liabilities held for sale	—	22,259	22,259

Net assets held for sale	$20,957	$26,192	$47,149

4.	Inventory

      Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,

	2003	2002

Parts and supplies	$114,063	$114,833
Work in progress	29,412	37,790
Finished goods	11,822	13,381

	$155,297	$166,004

During the year ended December 31, 2003, 2002 and 2001 we recorded approximately $3.0 million, $13.9 million and $2.3 million, respectively, in inventory write-downs and reserves for parts inventory which was either obsolete, excess or carried at a price above market value. As of December 31, 2003 and 2002, we had inventory reserves of $12.7 million and $14.2 million, respectively.

5.	Compressor and Production Equipment Fabrication Contracts

      Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31.

	2003	2002

Costs incurred on uncompleted contracts	$366,626	$234,670
Estimated earnings	47,782	21,073

	414,408	255,743
Less — billings to date	(372,707)	(212,968)

	$41,701	$42,775

      Presented in the accompanying financial statements as follows (in thousands):

	December 31,

	2003	2002

Costs and estimated earnings in excess of billings on uncompleted contracts	$50,128	$57,346
Billings on uncompleted contracts in excess of costs and estimated earnings	(8,427)	(14,571)

	$41,701	$42,775

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, plant and equipment

      Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2003	2002

Compression equipment, facilities and other rental assets	$2,407,873	$1,261,241
Land and buildings	80,142	86,732
Transportation and shop equipment	77,912	75,443
Other	41,741	31,888

	2,607,668	1,455,304
Accumulated depreciation	(580,014)	(287,629)

	$2,027,654	$1,167,675

      Depreciation expense was $160.6 million, $139.4 million and $73.6 million in 2003, 2002 and 2001, respectively. Depreciation expense for 2003 and 2002 includes $14.3 million and $34.5 million, respectively for the impairment of certain idle units of our compression fleet that are being retired and the acceleration of depreciation of certain plants and facilities expected to be sold or abandoned. Assets under construction of $81.3 million and $116.4 million are included in compression equipment, facilities and other rental assets at December 31, 2003 and 2002, respectively. We capitalized $1.0 million, $2.5 million and $2.8 million of interest related to construction in process during 2003, 2002, and 2001, respectively.

      On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result, we added approximately $1,089.4 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet in Other liabilities as a result of the sale leaseback transactions. See Note 12 and 22 for a discussion of the impact of our partial adoption of FIN 46.

      In December 2003, we exercised our purchase option under the 1999 compression equipment operating lease. As of December 31, 2003, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $804.0 million, including improvements made to these assets after the sale leaseback transactions.

7.	Intangible and Other Assets

      Intangible and other assets consisted of the following (in thousands):

	December 31,

	2003	2002

Deferred debt issuance and leasing transactions costs	$52,633	$44,396
Notes receivable	7,319	12,769
Intangibles	9,922	27,602
Other	12,770	10,983

	82,644	95,750
Accumulated amortization	(15,162)	(21,692)

	$67,482	$74,058

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business. During 2003, we sold our ownership positions in two non-oilfield power generation projects and received a portion of the proceeds in notes. (See Note 3.) During 2002, we recorded a charge in other expense to reserve for certain employee notes. (See Note 20.)

      See Note 18 for a discussion of related party notes receivable.

      Intangible assets consisted of the following:

	As of December 31, 2003		As of December 31, 2002

	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

	(in thousands)
Deferred debt issuance and leasing transaction costs	$52,633	$(12,538)	$44,396	$(14,179)
Marketing related	4,419	(1,482)	4,465	(618)
Customer related	3,390	(490)	1,881	(20)
Technology based	1,463	(206)	—	—
Contract based	650	(446)	21,256	(6,875)

	$62,555	$(15,162)	$71,998	$(21,692)

      In 2003, upon the acquisition of the remaining 49% interest of Belleli, certain contract based intangibles were reclassified to goodwill.

      Amortization of intangible and other assets totaled $12.0 million, $11.8 million and $5.1 million in 2003, 2002 and 2001, respectively. Estimated future intangible amortization expense is (in thousands):

2004	$10,306
2005	8,413
2006	7,170
2007	5,277
2008	3,795
Thereafter	12,432

$47,393

8.	Investments in Non-Consolidated Affiliates

      Investments in affiliates that are not controlled by Hanover but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the Consolidated Statement of Operations as Equity in income of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, fabricate, operate, service and maintain compression and other related facilities. Our equity method investments totaled approximately $87.6 million and $148.8 million at December 31, 2003 and 2002, respectively.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our ownership interest and location of each equity method investee at December 31, 2003 is as follows:

	Ownership
	Interest	Location	Type of Business

Pigap II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
Simco/ Harwat Consortium	35.5%	Venezuela	Gas Compression Plant
Hanover Measurement Services Company LP	50.4%	United States	Monitoring Services
Collicutt Energy Services Ltd.	24.1%	Canada	Compression Service Provider
CrystaTech, Inc.	35.0%	United States	Process Technology Company

      Summarized balance sheet information for investees accounted for by the equity method follows (on a 100% basis, in thousands):

	December 31,

	2003	2002

Current assets	$176,925	$140,314
Non-current assets	585,335	575,985
Current liabilities, excluding debt	43,753	53,474
Debt payable	409,157	182,288
Other non-current liabilities	36,114	14,193
Owners’ equity	273,236	466,344

      Summarized earnings information for these entities for the years ended December 31, 2003, 2002 and 2001 follows (on a 100% basis, in thousands):

	Years Ended December 31,

	2003	2002	2001(1)

Revenues	$277,575	$288,268	$201,581
Operating income	136,998	85,907	46,097
Pretax income	72,054	76,519	25,417

(1)	Amounts for the joint ventures acquired in connection with the POC business acquisition are included from September 1, 2001.

      The most significant investments are the joint ventures (Pigap II, El Furrial and Simco/ Harwat Consortium) acquired in connection with the POC acquisition completed in August 2001. At December 31, 2003 and 2002, these ventures account for approximately $79.4 and $141.0 million of our equity investments, respectively, and generated equity in earnings for 2003, 2002 and 2001 of approximately $21.7 million, $21.7 million and $8.1 million. During 2003 and 2002, we received approximately $18.5 million and $16.6 million in dividends from these joint ventures. In connection with our investment in El Furrial and Simco/ Harwat Consortium, we guaranteed our portion of the debt in the joint venture related to these projects. At December 31, 2003 and 2002 we have guaranteed approximately $52.3 million and $56.7 million, respectively, of the debt which is on these joint venture books. These amounts are not recorded on Hanover’s books.

      In October 2003, the PIGAP II joint venture engaged in a project financing and distributed approximately $78.5 million to us, of which approximately $59.9 million was used to repay a non-recourse promissory note that had been secured by our interest in PIGAP II (See Note 11.)

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, we acquired a 35% interest in CrystaTech, Inc. a process technology company, for approximately $0.5 million.

      The financial data for 2001 includes Belleli. Effective January 2001, we agreed to provide certain facilitation services to Belleli and provide Belleli with project financing including necessary guarantees, bonding capacity and other collateral on an individual project basis. We received $1.7 million from Belleli in 2001 for our facilitation services. In November 2002 and August 2003, Hanover acquired additional interest in Belleli bringing the total ownership to 100%. The increase in ownership in November 2002, required that we record our investment in Belleli using the consolidation method of accounting rather than equity method accounting. The results of Belleli’s operations subsequent to the acquisition of the controlling interest in November 2002, and the assets and liabilities of Belleli have been consolidated in our financial statements. (See Note 2.)

      In the normal course of business, we engage in purchase and sale transactions with Collicutt Energy Services Ltd. During the years ended December 31, 2003, 2002 and 2001, we had sales to this related party of $0.3 million, $0.9 million and $2.6 million respectively; and purchases of $6.1 million, $19.6 million and $19.2 million, respectively. At December 31, 2003 and 2002, we had a net payable to this related party of $0.8 million and $0.1 million, respectively. In 2002, due to permanent decline in the market value of our investment in Collicutt Energy Services Ltd., we recorded to Other expense an impairment of $5.0 million.

      We also hold interests in companies in which we do not exercise significant influence over the operations. These investments are accounted for using the cost method. Cost method investments totaled approximately $1.1 million and $1.9 million at December 31, 2003 and 2002, respectively. During 2002, we determined that certain of our cost method investments were permanently impaired and therefore recorded in Other expense impairment charges amounting to $7.1 million.

      In May 2000, we acquired common stock of Aurion Technologies, Inc. (“Aurion”), a technology company formed to develop remote monitoring and data collection services for the compression industry, for $2.5 million in cash. In 2001, we purchased additional shares for approximately $1.3 million, advanced $2.7 million to Aurion and had an accounts receivable of $1.1 million. Aurion filed for bankruptcy protection in March 2002, and accordingly, we recorded in Other expense approximately $5.0 million during the year ended December 31, 2001 to impair our investment and the unrecoverable amount of the advances. During 2002, we recorded an additional charge related to Aurion of $3.9 million.

9.	Goodwill

      In January 2002,we adopted SFAS 142. Under SFAS 142, amortization of goodwill over an estimated useful life was discontinued. Instead, goodwill will be reviewed for impairment annually or whenever events indicate impairment may have occurred. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The adoption of SFAS 142 has had an impact on Hanover’s financial statements, due to the discontinuation of goodwill amortization expense.

      The provisions of SFAS 142 require us to identify our reporting units and perform an annual impairment assessment of the goodwill attributable to each reporting units. We determined that our reporting units are the same as our business segments, except for our production and processing equipment business that we evaluated at one level below our business segments. We perform our annual impairment assessment in the fourth quarter of the year and determine the fair value of reporting units using a combination of the expected present value of future cash flows and the market approach.

      Due to a downturn in our business and changes in the business environment in which we operate, we completed an additional impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, we recorded a $47.5 million impairment of goodwill attributable to our production and

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

processing equipment fabrication business unit. In the fourth quarter of 2002, we recorded a $4.6 million goodwill impairment related to our pump division.

      During 2003, we performed an impairment review of goodwill and because the present value of Belleli’s expected cash flows was less than the book value of our investment in Belleli, we determined that a $35.5 million impairment charge should be recorded on the goodwill associated with Belleli. (See Note 2.)

      The table below presents the change in the net carrying amount of goodwill for the years ended December 31, 2003 and 2002 (in thousands):

			Purchase
			Adjustment
	December 31,		and Other	Goodwill	December 31,
	2002	Acquisitions	Adjustments	Impairment	2003

Domestic rentals	$94,655	$—	$249	$—	$94,904
International rentals	34,659	—	(377)	—	34,282
Parts, service and used equipment	32,691	558	(379)	—	32,870
Compressor and accessory fabrication	14,573	—	—	—	14,573
Production and processing equipment	3,941	15,000	16,525	(35,466)	—

Total	$180,519	$15,558	$16,018	$(35,466)	$176,629

				Goodwill
			Purchase	Written Off
			Adjustment	Related to
	December 31,		and Other	Discontinued	Goodwill	December 31,
	2001	Acquisitions	Adjustments	Operations	Impairment	2002

Domestic rentals	$89,696	$—	$4,959	$—	$—	$94,655
International rentals	33,984	—	675	—	—	34,659
Parts, service and used equipment	51,822	—	(121)	(19,010)	—	32,691
Compressor and accessory fabrication	19,176	—	—	—	(4,603)	14,573
Production and processing equipment	47,500	3,941	—	—	(47,500)	3,941

Total	$242,178	$3,941	$5,513	$(19,010)	$(52,103)	$180,519

Additions to goodwill for our production and processing segment for 2003 and 2002 relate to our acquisition of Belleli. (See Note 2).

      Hanover’s adjusted net income and earnings per share, adjusted to exclude goodwill amortization expense, for the twelve months ended December 31, 2001 is as follows (in thousands, except per share data):

2001

Net income	$72,413
Goodwill amortization, net of tax	8,846

Adjusted net income	$81,259

Basic earnings per share, as reported	$1.00
Goodwill amortization, net of tax	0.12

Adjusted basic earnings per share	$1.12

Diluted earnings per share, as reported	$0.94
Goodwill amortization, net of tax	0.11

Adjusted diluted earnings per share	$1.05

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Liabilities

      Accrued liabilities are comprised of the following (in thousands):

	December 31,

	2003	2002

Accrued salaries, bonuses and other employee benefits	$20,533	$21,024
Accrued income and other taxes	15,948	24,095
Accrued leasing expense	—	23,465
Additional purchase price for POC	—	60,740
Current portion of hedge instruments	11,703	16,082
Litigation settlement accrual	32,692	—
Accrued interest	23,228	2,939
Accrued other	51,337	41,294

	$155,441	$189,639

      The decrease of $60.7 million for the additional purchase price for POC is due to the reclassification and repayment of a $58 million contingent liability and accrued interest associated with the PIGAP II joint venture that was restructured into the PIGAP Note. (See Note 2 and 11.)

      Beginning in July 2003, payments accrued under our sale leaseback transactions which were previously included in accrued leasing are included in accrued interest as a result of adopting the provisions of FIN 46 and consolidating the special purpose entities that lease compression equipment to us. (See Note 12.)

      In December 2002, we announced a plan to consolidate certain of our manufacturing facilities and to terminate approximately 500 employees worldwide during 2003. In connection with the planned severance, we recorded an expense to selling, general and administrative expenses for $2.7 million for estimated termination benefits and the amount is included in accrued other liabilities. As of December 31, 2003, $2.0 million had been paid out for the planned severance and we reversed the remaining balance. During the fourth quarter of 2003, we identified additional headcount reductions and implemented a plan to close two additional facilities and recorded a $0.7 million expense.

11.	Debt

      Short-term debt consisted of the following (in thousands):

	December 31,

	2003	2002

Belleli— factored receivables	$13,261	$15,970
Belleli— revolving credit facility	16,141	11,964
Other, interest at 5.0%, due 2004	3,117	4,063

Short-term debt	$32,519	$31,997

      In November 2002, we increased our ownership in Belleli to 51%. (See Note 2.) Belleli has financed its operations through the factoring of its receivables. Such factoring is typically short term in nature and at December 31, 2003 bore interest at a weighted average rate of 4.0%. In addition, Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.2% and 3.0% at December 31, 2003 and 2002, respectively. These revolving credit facilities expire in 2004 and are partially secured by letters of credit issued and outstanding under Hanover’s bank credit facility of $10.2 million as of December 31, 2003.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term debt consisted of the following (in thousands):

	December 31,

	2003	2002

Bank credit facility due November 2004	$—	$156,500
Bank credit facility due December 2006	27,000	—
4.75% convertible senior notes due 2008	192,000	192,000
4.75% convertible senior notes due 2014	143,750	—
8.625% senior notes due 2010	200,000	—
2000A equipment lease notes, interest at 4.2%, due March 2005*	193,600	—
2000B equipment lease notes, interest at 4.1%, due October 2005*	167,411	—
2001A equipment lease notes, interest at 8.5%, due September 2008*	300,000	—
2001B equipment lease notes, interest at 8.8%, due September 2011*	250,000	—
Schlumberger note, interest at 12.5% at December 31, 2002	—	167,096
Zero coupon subordinated notes, interest at 11%, due March 2007	185,501	—
7.25% convertible subordinated notes due 2029*	86,250	—
Real estate mortgage, collateralized by certain land and buildings, payable through September 2004	2,917	3,250
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	1,875	4,101

	1,750,304	522,947
Less— current maturities	(3,511)	(1,744)

Long-term debt	$1,746,793	$521,203

*	See Note 22 for a discussion of the impact of adoption of FIN 46.

      Maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2003 are (in thousands):

December 31,
2003

2004	$3,511
2005	361,512
2006	27,517
2007	185,542
2008	492,045
Thereafter	680,177

$1,750,304

Senior Notes

      In December 2003, we issued under our shelf registration statement $200.0 million aggregate principal amount of our 8.625% Senior Notes due 2010, which are fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The net proceeds from this offering were used to repay the outstanding indebtedness and minority interest obligations of $194.0 million and $6.0 million, respectively, under our 1999A equipment lease that was to expire in June 2004.

Bank Credit Facility

      In December 2003, we entered into a new $350 million bank credit facility having a maturity date of December 29, 2006 and made conforming amendments related to the compression equipment lease obligations that we entered into in 2000. Our prior $350 million bank credit facility that was scheduled to mature in November 2004, was terminated upon closing of the new facility. The new bank credit facility modified certain covenants that were contained in the prior facility and eliminated certain covenants entirely. The new agreement prohibits us (without the lenders’ prior approval) from declaring or paying

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock. The new agreement clarifies and provides certain thresholds with respect to our ability to make investments in our foreign subsidiaries. In addition, under the new agreement, we granted the lenders a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries (with certain exceptions), and pledged 66% of the equity interest in certain of our foreign subsidiaries.

      Our new bank credit facility provides for a $350 million revolving credit in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (4.2% weighted average interest rate at December 31, 2003). A commitment fee equal to 0.625% times of the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

      As of December 31, 2003, we had approximately $27 million in borrowings and approximately $77.1 million in letters of credit outstanding on our bank credit facility (4.2% weighted average effective rate at December 31, 2003). Our bank credit facility permits us to incur indebtedness, subject to covenant limitations described above, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (i) $40 million in unsecured indebtedness, (ii) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (iii) $25 million of secured purchase money indebtedness.

      As of December 31, 2003, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, agreements related to our compression equipment lease obligations and indentures. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility as of December 31, 2003 was approximately $223 million. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.

      In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions and our 8.625% Senior Notes due 2010 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or our “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B sale leaseback transactions define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2003, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.

Zero Coupon Subordinated Notes

      In January 2003, we gave notice of our intent to exercise our right to put our interest in the PIGAP II joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. Hanover acquired its interest in PIGAP II as part of its purchase of POC from Schlumberger in August 2001. On May 14, 2003, we entered into an agreement with Schlumberger to

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminate our right to put our interest in the PIGAP II joint venture to Schlumberger. As a result, we retained our ownership interest in PIGAP II. We also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from us in August 2001 as part of the purchase price for the acquisition of POC.

      A comparison of the primary financial terms of the original $150 million subordinated note and the restructured note are shown in the table below.

Primary Financial Term	Restructured Note	Original Note

Principal Outstanding at March 31, 2003:	$171 million	$171 million

Maturity:	March 31, 2007	December 31, 2005

Interest Rate:	Zero coupon accreting at 11.0% fixed	13.5%, 14.5% beginning March 1, 2004, 15.5% beginning March 1, 2005

Schlumberger First Call Rights on Hanover Equity Issuance:	None	Schlumberger had first call on any Hanover equity offering proceeds

Call Provision:	Hanover cannot call the Note prior to March 2006	Callable at any time

      As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. Under the restructured terms, the maturity of the restructured notes have been extended to March 31, 2007, from the original maturity of December 31, 2005. The notes are zero coupon notes with original issue discount accreting at 11.0% for its remaining life, up to a total principal amount of $262.6 million payable at maturity. The notes will accrue additional interest at a rate of 2.0% per annum upon the occurrence and during the continuance of an event of default under the notes. The notes will also accrue additional interest at a rate of 3.0% per annum if our consolidated leverage ratio, as defined in the indenture governing the notes, exceeds 5.18 to 1.0 as of the end of two consecutive fiscal quarters. As of December 31, 2003, we estimate that our debt balance could have increased by approximately $53 million in additional indebtedness and not exceeded the 5.18 to 1.0 ratio. Notwithstanding the foregoing, the notes will accrue additional interest at a rate of 3.0% per annum if both of the previously mentioned circumstances occur. The notes also contain a covenant that limits our ability to incur additional indebtedness if Hanover’s consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions. Schlumberger will no longer have a first call on any proceeds from the issuance of any shares of capital stock or other equity interests by Hanover and the notes are not callable by Hanover until March 31, 2006. As agreed upon with Schlumberger, Hanover has agreed to bear the cost of and has registered these notes with the Securities and Exchange Commission (“SEC”) covering the resale of the restructured notes by Schlumberger. The registration process was completed in December 2003 and the notes were sold by Schlumberger and we incurred $0.8 million in registration expenses.

      Also on May 14, 2003, we agreed with Schlumberger Surenco, an affiliate of Schlumberger, to the modification of the repayment terms of a $58.0 million obligation that was accrued as a contingent liability on our balance sheet since the acquisition of POC and was associated with the PIGAP II joint venture. The obligation was converted into a non-recourse promissory note (“PIGAP Note”) payable by Hanover Cayman Limited, our indirect wholly-owned consolidated subsidiary, with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to Hanover, of which approximately $59.9 million was used to repay the PIGAP Note.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For financial accounting purposes, the above described changes to the restructured subordinated note and PIGAP Note were not considered an extinguishment of debt, but have been accounted for as debt modifications which resulted in no income or expense recognition related to the transaction.

Convertible Senior Notes

      In December 2003, we issued under our shelf registration statement $143.8 million aggregate principal amount of our 4.75% convertible senior notes due 2014. We may redeem these convertible notes beginning in 2011, subject to certain conditions. The convertible notes are convertible into shares of our common stock at an initial conversion rate of 66.6667 shares of our common stock per $1,000 principal amount of the convertible notes (subject to adjustment in certain events, some of which may result in the triggering of a beneficial conversion feature) at any time prior to the stated maturity of the convertible notes or the redemption or repurchase of the convertible notes by us. The proceeds from this offering were used to repay a portion of the outstanding indebtedness under our bank credit facility. The fair value of the 2014 convertible senior notes is approximately $160.5 million at December 31, 2003.

      In March 2001, we issued $192.0 million principal amount of 4.75% convertible senior notes due 2008. The notes mature on March 2008 and are subject to call beginning on March 2004. The notes are convertible into shares of our common stock at a conversion price of approximately $43.94 per share (subject to adjustment in certain events, some of which may result in the triggering of a beneficial conversion feature) at any time prior to the stated maturity of the convertible notes or the redemption or repurchase of the convertible notes by us. We received approximately $185.5 million of proceeds from the sale, net of underwriting and offering costs. The fair value of the 2008 convertible senior notes is approximately $178.6 million at December 31, 2003.

Convertible Subordinated Notes

      In December 1999, we issued $86.3 million of unsecured mandatorily redeemable convertible preferred securities through Hanover Compressor Capital Trust, a Delaware business trust and wholly-owned finance subsidiary of Hanover. The convertible preferred securities have a liquidation amount of $50 per unit. The convertible preferred securities mature in 30 years but we may redeem them partially or in total any time on or after December 20, 2002. The convertible preferred securities also provide for annual cash distributions at the rate of 7.25%, payable quarterly in arrears; however, payments may be deferred up to 20 quarters subject to certain restrictions. We recorded approximately $6.3 million, during 2003, 2002 and 2001, for distributions related to convertible preferred securities. Each convertible preferred security is convertible into 2.7972 shares of Hanover common stock, subject to certain conditions. We have fully and unconditionally guaranteed the convertible preferred securities. We incurred approximately $3.6 million in transaction costs that are included in other assets, and recorded $0.1 million, $0.1 million and $0.1 million of amortization for December 31, 2003, 2002 and 2001, respectively. The transaction costs are being amortized over the term of the convertible preferred securities. The fair value of the convertible preferred securities is approximately $85.2 million at December 31, 2003.

      These securities were previously reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the mandatorily redeemable preferred securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These intercompany notes have previously been eliminated in our consolidated financial statements. The changes related to our mandatorily redeemable preferred securities are reclassifications and have no impact on our consolidated results of operations or cash flow. (See Note 22.)

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Leasing Transactions and Accounting Change for FIN 46

      As of December 31, 2003, we are the lessee in four transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.

      In August 2001 and in connection with the acquisition of POC, we completed two sale leaseback transactions involving certain compression equipment. Under one sale leaseback transaction, we received $309.3 million in proceeds from the sale of certain compression equipment. Under the second sale leaseback transaction, we received $257.8 million in proceeds from the sale of additional compression equipment. Under the first transaction, the equipment was sold and leased back by us for a seven-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $0.2 million. Under the second transaction, the equipment was sold and leased back by us for a ten-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $0.2 million. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. Through December 31, 2003, we incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

      In October 2000, we completed a $172.6 million sale leaseback transaction of compression equipment. In March 2000, we entered into a separate $200 million sale leaseback transaction involving certain compression equipment. Under the March transaction, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000, and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. Under our 2000 lease agreements, the equipment was sold and leased back by us for a five-year term and will be used by us in our business. We have options to repurchase the equipment under the 2000 leases, subject to certain conditions set forth in these lease agreements. The 2000 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.1 million in transaction costs for the leases entered into in 2000, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

      The following table summarizes as of December 31, 2003 the proceeds, residual guarantee, lease termination date and minority interest obligations for equipment leases (in thousands):

		Residual		Minority
	Sale	Value	Lease	Interest
	Proceeds	Guarantee	Termination Date	Obligation
Lease
March and August 2000	$200,000	$166,000	March 2005	$6,400
October 2000	172,589	142,299	October 2005	5,178
August 2001	309,300	232,000	September 2008	9,300
August 2001	257,750	175,000	September 2011	7,750

	$939,639	$715,299		$28,628

      The lease facilities contain certain financial covenants and limitations which restrict us with respect to, among other things, indebtedness, liens, leases and sale of assets. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to or greater than the value of the equipment that is being substituted. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to under each lease.

      Prior to July 1, 2003, these lease transactions were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense.

      In December 2003, we exercised our purchase option under the 1999 compression equipment operating lease. As of December 31, 2003, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $804.0 million, including improvements made to these assets after the sale leaseback transactions.

      The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2003, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2003, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

      In connection with the compression equipment leases entered into in August 2001, we were obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes with notes registered under the Securities Act of 1933. Because of the restatement of our financial statements, the exchange offer was not completed within the timeframe required by the agreements related to the compression equipment lease obligations and we were required to pay additional lease expense in an amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense began accruing on January 28, 2002 and increased our lease expense by $1.1 million and $5.1 million during 2003 and 2002, respectively. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.

      In February 2003, in connection with an amendment to our bank credit facility and, in December 2003, in connection with the closing on our new bank credit facility we executed conforming amendments to the compression equipment leases entered into in 2000 (see Note 11).

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

      The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Domestic	$(115,937)	$(115,733)	$62,128
Foreign	8,171	23,314	49,872

	$(107,766)	$(92,419)	$112,000

      The provision for (benefit from) income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current tax provision (benefit):
Federal	$—	$(9,551)	$1,136
State	245	(227)	560
Foreign	12,946	11,243	10,474

Total current	13,191	1,465	12,170

Deferred tax provision (benefit):
Federal	(18,334)	(10,738)	25,085
Foreign	5,927	(8,303)	5,133

Total deferred	(12,407)	(19,041)	30,218

Total provision for (benefit from) income taxes	$784	$(17,576)	$42,388

      The provision for (benefit from) income taxes for 2003, 2002 and 2001 resulted in effective tax rates on continuing operations of (0.7)%, 19.0% and 37.8%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Federal income tax at statutory rate	$(37,718)	$(32,347)	$39,200
State income taxes, net of federal benefit	159	(148)	364
Foreign effective rate/ U.S. rate differential (including foreign valuation allowances)	8,997	(8,020)	(2,775)
U.S. impact of foreign operations, net of federal benefit	4,561	7,894	3,458
Nondeductible goodwill	—	10,117	1,118
U.S. valuation allowances	25,746	2,609	—
Other, net	(961)	2,319	1,023

	$784	$(17,576)	$42,388

      The foreign effective rate/U.S. rate differential includes the impact of approximately $35.5 million non-deductible goodwill impairment.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating losses carryforward	$245,406	$157,928
Investment in joint ventures	8,955	11,208
Inventory	16,623	7,097
Alternative minimum tax credit carryforward	5,407	5,351
Derivative instruments	5,279	9,656
Accrued liabilities	10,858	13,478
Intangibles	14,274	15,297
Capital loss carryforward	5,852	—
Other	7,364	9,003

Gross deferred tax assets	320,018	229,018
Valuation allowance	(55,015)	(23,371)

	265,003	205,647

Deferred tax liabilities:
Property, plant and equipment	(291,249)	(297,896)
Other	(2,087)	(1,364)

Gross deferred tax liabilities	(293,336)	(299,260)

	$(28,333)	$(93,613)

      We had U.S. net operating loss carryforwards at December 31, 2003 of approximately $613.0 million expiring in 2004 to 2023. At December 2003, we had an alternative minimum tax credit carryforward of approximately $5.4 million that does not expire. At December 31, 2003, we had approximately $88.0 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, approximately $17.7 million have no expiration date, and the remaining $70.3 million will expire in future years through 2012.

      The valuation allowance increased by $31.6 million primarily due to: (1) a $25.7 million valuation allowance recorded for our U.S. deferred tax assets related to our net operating loss carryforward and (2) additional valuation allowances recorded, net, for losses in non-U.S. tax jurisdictions. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the remaining deferred tax asset, not subject to valuation allowance, will be realized through future taxable income.

      We plan to reinvest the undistributed earnings of our foreign subsidiaries of approximately $174 million. Accordingly, U.S. deferred taxes have not been provided on these earnings.

14.	Accounting for Derivatives

      We adopted SFAS 133, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001; however, they were extended for an additional two years at the option of the swap counterparty and expired in July 2003. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense thereafter. Because management decided not to

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designate the interest rate swaps as hedges at the time they were extended by the counterparty, we recognized unrealized gains of approximately $4.1 million and approximately $3.2 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the years ended December 31, 2003 and 2002, respectively and recognized an unrealized gain of approximately $0.5 million in interest expense in 2003. Prior to July 1, 2003, these amounts were reported as “Change in fair value of derivative financial instruments” in our consolidated statement of operations. We have reclassified these amounts as interest and lease expense to conform to the 2003 financial statement classification. At December 31, 2002, we had approximately $4.6 million in accrued liabilities with respect to the fair value adjustment related to these interest rate swaps. The fair value of these interest rate swaps fluctuated with changes in interest rates over their terms and the fluctuations were recorded in our statement of operations.

      During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Strike Rate	Notional Amount

March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

      These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the years ended December 31, 2003, 2002 and 2001, we recorded income of approximately $7.9 million and a loss of $13.6 million and $9.3 million, respectively, related to these three swaps ($5.1 million, $8.9 million, and $6.1 million net of tax) in other comprehensive income. As of December 31, 2003 and December 31, 2002, a total of approximately $11.7 million and $11.5 million, respectively, was recorded in current liabilities and approximately $3.4 million and $11.5 million, respectively, in long-term liabilities with respect to the fair value adjustment related to these three swaps.

      The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

      During 2003, we entered into forward exchange contracts with a notional value of $10.0 million to mitigate the risk of changes in exchange rates between Euro and the U.S. dollar. These contracts mature during 2004. As of December 31, 2003, a total of approximately $0.6 million was recorded in other current assets and other comprehensive income with respect to the fair value adjustment related to these three contracts.

15.	Common Stockholders’ Equity

Stock Offerings

      In March 2001, we completed a public offering of 2.5 million newly issued shares of Hanover’s common stock. We realized approximately $83.9 million of proceeds from the offering, net of underwriting and offering costs.

Notes Receivable — Employee Stockholders

      Under various stock purchase plans, our employees were eligible to purchase shares of Hanover stock at fair market value in exchange for cash and/or notes receivable. The notes were collateralized by the common stock and the general credit of the employee, bear interest at a prime rate, and were generally payable on demand or at the end of a four-year period. The notes were recorded as a reduction of common stockholders’ equity. Due to the decline in the price of Hanover’s stock which secured a portion of the

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes, during 2002, we recorded a reserve for these notes receivable. During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.

Other

      As of December 31, 2003, warrants to purchase approximately 4,000 shares of common stock at $.005 per share were outstanding. The warrants expire in August 2005.

      See Note 1 and 2 for a description of other common stock transactions.

16.	Stock Options

      Hanover has employee stock option plans that provide for the granting of options to purchase common shares. The options are generally issued with an exercise price equal to the fair market value on the date of grant and are exercisable over a ten-year period. Options granted typically vest over a three to four year period. No compensation expense related to stock options was recorded in 2003, 2002 and 2001.

      In 2003 and 2002, we granted 435,000 and 151,000 restricted shares, respectively, of Hanover common stock to certain employees as part of an incentive compensation plan. The restricted stock grants vest equally over four years. As of December 31, 2003, 512,000 restricted shares were outstanding under our plans. We will recognize compensation expense equal to the fair value of the stock at the date of grant over the vesting period related to these grants. During 2003 and 2002, we recognized $1.2 million and $0.4 million respectively, in compensation expense related to these grants.

      The following is a summary of stock option activity for the years ended December 31, 2003, 2002 and 2001:

		Weighted average
	Shares	price per share

Options outstanding, December 31, 2000	7,918,683	$6.63
Options granted	43,575	25.00
Options canceled	(47,622)	12.48
Options exercised	(250,161)	9.12

Options outstanding, December 31, 2001	7,664,475	6.62
Options granted	1,497,706	13.35
Options canceled	(261,323)	10.29
Options exercised	(1,422,850)	4.69

Options outstanding, December 31, 2002	7,478,008	8.21
Options granted	539,285	11.41
Options canceled	(652,963)	11.06
Options exercised	(1,432,636)	4.68

Options outstanding, December 31, 2003	5,931,694	9.07

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Life in	Exercise		Exercise
Range of exercise prices	Shares	Years	Price	Shares	Price

$0.00-2.50	1,556,710	1.5	$2.24	1,556,710	$2.24
$2.51-5.00	37,240	1.5	4.52	37,240	4.52
$5.01-7.50	96,168	1.9	6.04	96,168	6.04
$7.51-10.00	2,322,567	4.5	9.77	1,986,522	9.76
$10.01-12.50	805,332	8.0	11.68	246,778	12.40
$12.51-15.00	843,455	7.5	14.50	258,828	14.48
$15.01-17.50	175,000	8.3	17.29	58,334	17.29
$17.51-20.00	14,000	8.3	18.43	3,734	18.29
$20.01-22.50	24,413	1.2	20.09	24,413	20.09
$22.51-25.00	56,809	7.8	25.00	17,077	25.00

	5,931,694			4,285,804

      The weighted-average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $11.41, $13.35 and $25.00 per option during 2003, 2002 and 2001, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2003	2002	2001

Expected life	6 years	6 years	6 years
Interest rate	3.16%	4.4%	4.0%
Volatility	40.3%	39.3%	35.4%
Dividend yield	0%	0%	0%

      See Note 1 for stock based compensation proforma impact on net income.

17.	Benefit Plans

      Our 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. We recorded matching contributions of $2.6 million, $1.5 million, and $1.1 million during the years ended December 31, 2003, 2002 and 2001, respectively.

18.	Related Party and Certain Other Transactions

Transactions with GKH Entities

      Hanover and GKH Investments, L.P. and GKH Private Limited (collectively “GKH”), are parties to a stockholders agreement that provides, among other things, for GKH’s rights of visitation and inspection and our obligation to provide Rule 144A information to prospective transferees of the Common Stock.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      GKH and other stockholders (collectively, the “Holders”) who, as of December 31, 2003, together beneficially owned approximately 10% of the outstanding Common Stock, are, together with Hanover, parties to a Third Amended Registration Rights Agreement dated December 5, 1995 (the “GKH Rights Agreement”). The GKH Rights Agreement generally provides that if we propose to register shares of our capital stock or any other securities under the Securities Act of 1933, then upon the request of those Holders owning in the aggregate at least 2.5% of the Common Stock (the “Registrable Securities”) then held by all of the Holders, we will use our reasonable best efforts to cause the Registrable Securities so requested by the Holders to be included in the applicable registration statement, subject to underwriters’ cutbacks. We are required to pay all registration expenses in connection with registrations of Registrable Securities effected pursuant to the GKH Rights Agreement.

      William S. Goldberg, who was at the time a Managing Director of GKH Partners, acted as Chief Financial Officer of Hanover during 2001 and into 2002 and served as Vice Chairman of the Board beginning in February 2002. Mr. Goldberg resigned as Chief Financial Officer in February 2002 and resigned as Vice Chairman of the Board and as a member of the Board in August 2002. Mr. Goldberg did not receive cash remuneration from Hanover. We did reimburse GKH Partners for certain travel and related expenses incurred by Mr. Goldberg in connection with his efforts on Hanover’s behalf.

      GKH has advised Hanover that it is in the process of dissolving and “winding up” its affairs. On November 12, 2002, GKH informed us that GKH advised its limited partners that it was extending the wind-up process of the partnership for an additional twelve months from January 25, 2003 until January 25, 2004. On December 3, 2002, GKH, as nominee for GKH Private Limited, and GKH Investments, L.P. made a partial distribution of 10.0 million shares out of a total of 18.3 million shares held by GKH to its limited and general partners. As part of the wind-up process, GKH may liquidate or distribute substantially all of its assets, including the remaining shares of the Common Stock owned by GKH, to its partners. (See Note 24.)

      In August 2001, Hanover paid a $4.7 million fee to GKH as payment for services rendered in connection with Hanover’s acquisition of POC and related assets. Pursuant to an agreement with GKH which provides for compensation to GKH for services, Hanover paid a management fee of $45,000 per month from November 2001 until the agreement was terminated in February 2002.

      Hanover leases certain compression equipment to an affiliate of Cockrell Oil and Gas, LP, which was owned 50% by GKH until January 2001. The lease is on a month-to-month basis. For the year ended 2001, approximately $0.1 million was billed under the lease.

Transactions with Schlumberger Entities

      In August 2001, we purchased POC from the Schlumberger Companies (as defined below). Schlumberger Limited (Schlumberger Limited and the Schlumberger Companies, collectively are referred to as “Schlumberger”) owns, directly or indirectly, all of the equity of the Schlumberger Companies. Pursuant to the Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001 (the “Schlumberger Rights Agreement”), between Schlumberger Technology Company, Camco International Inc., Schlumberger Surenco, S.A., Schlumberger Oilfield Holdings Limited, Operational Services, Inc. (collectively, the “Schlumberger Companies”) and Hanover, Hanover granted to each of the Schlumberger Companies certain registration rights in connection with shares of the Common Stock received by the Schlumberger Companies as consideration in the POC acquisition (the “Hanover Stock”). The registration rights granted to the Schlumberger Companies include (i) the right, subject to certain restrictions, to register the Hanover Stock in any registration of securities initiated by Hanover within the period of time beginning on the third anniversary of the date of the Schlumberger Rights Agreement and ending on the tenth anniversary of the date of the Schlumberger Rights Agreement (such period of time, the “Registration Period”), and (ii) the right, subject to certain restrictions, to demand up to five

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registrations of the Hanover Stock within the Registration Period. Hanover is required to pay all registration expenses in connection with registrations of Hanover Stock pursuant to the Schlumberger Rights Agreement. For a period of three years from the date of the Schlumberger Rights Agreement, the Schlumberger Companies are prohibited from, directly or indirectly, selling or contracting to sell any of the Hanover Stock. The Schlumberger Rights Agreement also provides that none of the Schlumberger Companies shall, without Hanover’s written consent, (i) acquire or propose to acquire, directly or indirectly, greater than twenty-five percent (25%) of the shares of Hanover common stock, (ii) make any public announcement with respect to, or submit a proposal for, any extraordinary transaction involving Hanover, (iii) form or join in any group with respect to the matters set forth in (i) above, or (iv) enter into discussions or arrangements with any third party with respect to the matters set forth in (i) above.

      Schlumberger has the right under the POC purchase agreement, so long as Schlumberger owns at least 5% of the Common Stock and subject to certain restrictions, to nominate one representative to sit on our Board of Directors. Schlumberger currently has no representative who sits on the Company’s board of directors. For the years ended December 31, 2003, 2002 and 2001, Hanover generated revenues of approximately $0.5 million, $6.0 million, and $1.4 million in business dealings with Schlumberger. In addition, Hanover made purchases of equipment and services of approximately $7.6 million from Schlumberger during 2002.

      As part of the purchase agreement entered into with respect to the POC Acquisition, we were required to make a payment of up to $58.0 million plus interest from the proceeds of and due upon the completion of a financing of PIGAP II, a South American joint venture acquired by Hanover from Schlumberger. (See Note 8.) Because the joint venture failed to execute the financing on or before December 31, 2002, Hanover had the right to put its interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by us to the joint venture. In January 2003, we gave notice of our intent to exercise our right to put our interest in the joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. (See Note 11.) In May 2003, we agreed with Schlumberger Surenco, an affiliate of Schlumberger, to the modification of the repayment terms of the $58.0 million obligation. The obligation was converted into a non-recourse promissory note with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to Hanover, of which approximately $59.9 million was used to pay off the PIGAP Note.

      In connection with the POC Acquisition, Hanover issued a $150.0 million subordinated acquisition note to Schlumberger, which matured December 15, 2005. The terms of this note was renegotiated in May, 2003. (See Note 11.)

      In August 2001, we entered into a five-year strategic alliance with Schlumberger intended to result in the active support of Schlumberger in fulfilling certain of our business objectives. The principal components of the strategic alliance include (1) establishing Hanover as Schlumberger’s most favored supplier of compression, natural gas treatment and gas processing equipment worldwide, (2) Schlumberger’s coordination and cooperation in further developing Hanover’s international business by placing Hanover personnel in Schlumberger’s offices in six top international markets and (3) providing Hanover with access to consulting advice and technical assistance in enhancing its field automation capabilities. During 2003, we received approximately $0.5 million in payments from Schlumberger to reimburse us for our efforts in connection with the alliance.

Other Related Party Transactions

      In January 2002, Hanover advanced cash of $0.1 million to Robert O. Pierce, a former Senior Vice President — Manufacturing and Procurement, in return for a promissory note. The note bore interest at

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.0%, matured on September 30, 2002, and was unsecured. On September 18, 2002, the Board of Directors approved the purchase of 30,054 shares of Hanover common stock from Mr. Pierce at $9.60 per share for a total of $0.3 million. The price per share was determined by reference to the closing price quoted on the New York Stock Exchange on September 18, 2002. The Board of Directors determined to purchase the shares from Mr. Pierce because it was necessary for him to sell shares to repay his loan with Hanover as well as another outstanding loan. The loans matured during a blackout period under our insider trading policy and therefore Mr. Pierce could not sell shares of Hanover stock in the open market to repay the loans. Mr. Pierce’s loan from Hanover was repaid in full in September 2002.

      During 2001, we sold equipment totaling approximately $12.0 million to an affiliate of Enron Capital and Trade Resources Corp. During 2001, we learned that Enron had sold its investment in Hanover’s stock and thus is no longer a related party to us.

      In exchange for notes, Hanover has loaned approximately $8.9 million to employees, some of who were subject to margin calls, which together with accrued interest were outstanding as of December 31, 2002. In December 2002, Hanover’s Board of Directors eliminated the practice of extending loans to employees and executive officers and there are no loans outstanding with any current executive officer of Hanover. Due to the decline in Hanover’s stock price and other collectibility concerns, we have recorded a charge in other expense to reserve $6.0 million for these employee loans. During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.

      In connection with the restatements announced by Hanover in 2002, certain present and former officers and directors have been named as defendants in putative stockholder class actions, stockholder derivative actions and have been involved with the investigation that was conducted by the Staff of the SEC. Pursuant to the indemnification provisions of our certificate of incorporation and bylaws, we paid legal fees on behalf of certain employees, officers and directors involved in these proceedings. In connection with these proceedings, we advanced, on behalf of indemnified officers and directors, during 2003 and 2002, $1.2 million and $1.1 million, respectively, in the aggregate.

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

      During 2003, $0.3 million was advanced on behalf of former director and officer William S. Goldberg; $0.2 million was advanced on behalf of former director and officer Michael J. McGhan; $0.1 million was advanced on behalf of former officer Charles D. Erwin; $0.1 million was advanced on behalf of former officer Joe S. Bradford; and $0.5 million was advanced on behalf of various employees of the Company.

      On July 30, 2003, HCLP entered into a Membership Interest Redemption Agreement pursuant to which its 10% interest in Energy Transfer Group, LLC (“ETG”) was redeemed, and as a result HCLP withdrew as a member of ETG. In consideration for the surrender of HCLP’s 10% membership interest in ETG, pursuant to a Partnership Interest Purchase Agreement dated as of July 30, 2003, subsidiaries of ETG sold to subsidiaries of the Company their entire 1% interest in Energy Transfer Hanover Ventures, L.P. (“Energy Ventures”). As a result of the transaction, the Company now owns, indirectly, 100% of Energy Ventures. The Company’s 10% interest in ETG was carried on the Company’s books for no value. Ted Collins, Jr., a Director of the Company, owned 100% of Azalea Partners, which at the time of the transaction, owned 13% of ETG. We advanced working capital to ETG, for certain costs incurred by ETG for the performance of services relating to Energy Ventures’ power generation business. During the fiscal

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2003 and 2002, the largest aggregate amount advanced under this arrangement was $0.4 million and $0.4 million, respectively. The advances did not bear interest. At December 31, 2002, we had $0.4 million in advances outstanding to ETG. In 2003 and 2002, ETG billed Hanover $0.5 million and $1.9 million for services rendered to reimburse ETG for expenses incurred on behalf of Energy Ventures during the year. In 2003 and 2002, we recorded sales of approximately $2.8 million and $0.5 million, respectively related to equipment leases and parts sales to ETG.

Transactions with Former Executive Officers

      Michael J. McGhan. Mr. McGhan served as Chief Executive Officer and President of Hanover since October 1991 and served as a director of Hanover since March 1992. Mr. McGhan also served as an officer and director of certain Hanover subsidiaries during his tenure. Mr. McGhan resigned from all positions held with Hanover on August 1, 2002. In 2001, we advanced cash of $2.2 million to Mr. McGhan, in return for promissory notes. The notes bore interest at 4.88%, matured on April 11, 2006, and are collateralized by personal real estate and Hanover common stock with full recourse. 411,914 shares of Hanover Common Stock owned by Mr. McGhan were held secured as collateral for this $2.2 million loan. In May, 2003, Mr. McGhan paid in full the $2.2 million loan together with the applicable accrued interest.

      In January 2002, we advanced additional cash of $0.4 million to Mr. McGhan in return for a promissory note. The note bore interest at 4.0% and was repaid in full in September 2002. Set forth below is information concerning the indebtedness of Mr. McGhan to Hanover as of December 31, 2003, 2002 and 2001.

		Largest	Weighted
	Aggregate	Note Principal	Average
	Note Principal	Amount	Rate of
	Amount	Outstanding	Interest
	Outstanding	during each	at Period
Year	at Period End	Period	End

2003	$—	$2,200,000	4.88%
2002	$2,200,000	$2,600,000	4.88%
2001	$2,200,000	$2,200,000	4.88%

      On July 29, 2002, we purchased 147,322 shares of the Common Stock from Mr. McGhan for $8.96 per share for a total of $1.3 million. The price per share was determined by reference to the closing price quoted on the New York Stock Exchange on July 29, 2002. The Board of Directors determined to purchase the shares from Mr. McGhan because he was subject to a margin call during a blackout period under the Hanover insider trading policy, and therefore, could not sell such shares to the public to cover the margin call without being in violation of the policy.

      On August 1, 2002, we entered into a Separation Agreement with Mr. McGhan. The agreement sets forth a mutual agreement to sever the relationships between Mr. McGhan and Hanover, including the employment relationships of Mr. McGhan with Hanover and its affiliates. In the agreement, the parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. McGhan to secure repayment of loans owed by Mr. McGhan to Hanover; and (ii) certain waivers and releases by Mr. McGhan. In the agreement, Mr. McGhan made certain representations as to the status of the outstanding loans payable by Mr. McGhan to Hanover, the documentation for the loans and the enforceability of his obligations under the loan documents. The loans were not modified and must be repaid in accordance with their original terms. In addition, the agreement provided that Mr. McGhan may exercise his vested stock options pursuant to the post-termination exercise periods set forth in the applicable plan. Since the date of the agreement, Mr. McGhan has exercised all such vested stock options and the net shares from such exercise were used as collateral for his outstanding indebtedness to Hanover.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Charles D. Erwin. Mr. Erwin served as Chief Operating Officer of Hanover since April 2001 and served as Senior Vice President — Sales and Marketing since May 2000. Mr. Erwin resigned from these positions on August 2, 2002. In 2000, we advanced $824,087 to Mr. Erwin in return for a promissory note. In 2002 and 2001, according to the terms of the original note, we recorded compensation expense and forgave $207,382 and $145,118 of such indebtedness (which included $42,565 and $62,709 of accrued interest), respectively. The balance of the loan was repaid in full by Mr. Erwin in December 2002. Set forth below is information concerning the indebtedness of Mr. Erwin to Hanover as of December 31, 2002 and 2001:

	Aggregate	Largest
	Note	Note	Weighted
	Principal	Principal	Average
	Amount	Amount	Rate of
	Outstanding	Outstanding	Interest
	at Period	during each	at Period
Year	End	Period	End

2002	$—	$631,800	4.3%
2001	$631,800	$769,148	4.8%

      On August 2, 2002, we entered into a Separation Agreement with Mr. Erwin. The agreement sets forth a mutual agreement to sever the relationships between Mr. Erwin and Hanover, including the employment relationships of Mr. Erwin with Hanover and its affiliates. In the agreement, the parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. Erwin to secure repayment of an outstanding loan owed by Mr. Erwin to Hanover; (ii) certain waivers and releases by Mr. Erwin; and (iii) the payment of a reasonable and customary finders fee for certain proposals brought to Hanover’s attention by Mr. Erwin during the twenty-four month period after the effective date of the agreement. In the agreement, Mr. Erwin has made certain representations as to the status of an outstanding loan payable by Mr. Erwin to Hanover, the documentation for the loan and the enforceability of his obligations under the loan documents. The loan was not modified and as noted above this note was repaid in full in December 2002. In addition, the agreement provides that Mr. Erwin may exercise his vested stock options pursuant to the post-termination exercise periods set forth in the applicable plan. Since the date of the agreement, Mr. Erwin has exercised all such vested stock options. Mr. Erwin’s non-vested stock options were forfeited as of August 2, 2002. In addition, Mr. Erwin agreed, among other things, not to compete with Hanover and not to solicit Hanover employees or customers under terms described in the agreement for a period of twenty-four months after the effective date of the agreement. In consideration for this non-compete/non-solicitation agreement, Hanover agreed to pay Mr. Erwin $20,611 per month for a period of eighteen months after the effective date of the agreement.

      Joe C. Bradford. In August 2002, our Board of Directors did not reappoint Mr. Bradford to the position of Senior Vice President — Worldwide Operations Development, which he held since May 2000. On September 27, 2002, Mr. Bradford resigned his employment with Hanover. In 2000, we advanced $764,961 to Mr. Bradford in return for a promissory note that matures in June 2004. In 2002 and 2001, according to the terms of the note, we recorded compensation expense and forgave $192,504 and $134,706 of such indebtedness (which included $39,512 and $58,210 of accrued interest), respectively. Set forth

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below is information concerning the indebtedness of Mr. Bradford to Hanover as of December 31, 2003, 2002 and 2001:

	Aggregate	Largest
	Note	Note	Weighted
	Principal	Principal	Average
	Amount	Amount	Rate of
	Outstanding	Outstanding	Interest
	at Period	during each	at Period
Year	End	Period	End

2003	$535,473	$535,473	4.0%
2002	$535,473	$579,845	4.3%
2001	$579,845	$706,022	4.8%

19.	Commitments and Contingencies

      Rent expense, excluding lease payments for the leasing transactions described in Note 12, for 2003, 2002 and 2001 was approximately $5.1 million, $4.1 million, and $4.0 million respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2003 are: 2004 — $4.4 million; 2005 — $2.8 million; 2006 — $2.1 million; 2007 — $1.5 million; 2008 — $1.2 million and $0.6 million thereafter.

      Hanover has issued the following guarantees which are not recorded on our accompanying balance sheet (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2003

Indebtedness of non-consolidated affiliates:
Simco/ Harwat Consortium(1)	2005	$12,285
El Furrial(1)	2013	40,021
Other:
Performance guarantees through letters of credit(2)	2004-2007	67,130
Standby letters of credit	2004	23,018
Bid bonds and performance bonds(2)	2004-2007	105,393

		$247,847

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate. (See Note 8.)

(2)	We have issued guarantees to third parties to ensure performance of our obligations some of which may be fulfilled by third parties.

      As part of the POC acquisition purchase price, Hanover may be required to make a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover through 2016. To date we have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.

Litigation and Securities and Exchange Commission Investigation

      Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Southern District of Texas. These class actions (together with subsequently filed actions) were consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O’Connor. The complaints

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asserted various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel. On September 5, 2003, lead plaintiffs filed an amended complaint in which they sought relief under Sections 10(b) of the Securities Exchange Act and Section 11 of the Securities Act against Hanover, certain former officers and directors and our auditor, PricewaterhouseCoopers LLP, on behalf of themselves and the class of persons who purchased Hanover securities between May 4, 1999 and December 23, 2002.

      In the securities action, the plaintiffs allege generally that the defendants violated the federal securities laws by making misstatements and omissions in our periodic filings with the SEC as well as in other public statements in connection with the transactions that were restated in 2002.

      Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. These derivative lawsuits, which were filed by certain of our shareholders purportedly on behalf of Hanover, alleged, among other things, that our directors breached their fiduciary duties to shareholders in connection with certain of the transactions that were restated in 2002, and sought unspecified amounts of damages, interest and costs, including legal fees. The derivative lawsuits in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002 into the Harbor Finance Partners derivative lawsuit. With that consolidation, the pending derivative lawsuits were:

Date
Plaintiff	Defendants	Civil Action No.	Court	Instituted

Harbor Finance Partners, derivatively on behalf of Hanover Compressor Company	Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Robert R. Furgason, Melvyn N. Klein, Michael A. O’Connor, and Alvin V. Shoemaker, Defendants and Hanover Compressor Company, Nominal Defendant	H-02-0761	United States District Court for the Southern District of Texas	03/01/02
Coffelt Family, LLC, derivatively on behalf of Hanover Compressor Company	Michael A. O’Connor, Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Melvyn N. Klein, Alvin V. Shoemaker and Robert R. Furgason, Defendants and Hanover Compressor Company, Nominal Defendant	19410-NC	Court of Chancery for the State of Delaware State Court in New Castle County	02/15/02

      On October 2, 2003, the Harbor Finance Partners derivative lawsuit was consolidated into the Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust securities class action.

      On and after March 26, 2003, three plaintiffs filed separate putative class actions against Hanover, certain named individuals and other purportedly unknown defendants, in the United States District Court for the Southern District of Texas. The alleged class was composed of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action sought relief under ERISA based upon Hanover’s and the individual defendants’ alleged mishandling of Hanover’s 401(k) Plan. The three ERISA putative class actions are entitled:

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      These actions alleged generally that, in connection with the transactions that were restated in 2002, we and certain individuals acting as fiduciaries of Hanover’s 401(k) Plan breached our fiduciary duties to the plan participants by offering Hanover common stock as an investment option, failing to provide material information to plan participants regarding the suitability of Hanover common stock as an investment alternative, failing to monitor the performance of plan fiduciaries, and failing to provide material information to other fiduciaries.

      On October 23, 2003, we entered into a Stipulation of Settlement, which settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions described above. The terms of the settlement provided for us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but will be extinguished (with no money owing under it) if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007. In addition, upon the occurrence of a change of control that involves us, if the change of control or shareholder approval of the change of control occurs before February 9, 2005 which is twelve months after final court approval of the settlement, we will be obligated to contribute an additional $3 million to the settlement fund. As part of the settlement, we have also agreed to implement corporate governance enhancements, including allowing shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February 4, 2004 we appointed Margaret K. Dorman and Stephen M. Pazuk to our board of directors) and making certain changes to our code of conduct.

      GKH which, as of December 31, 2003, together owned approximately 10% of Hanover’s outstanding common stock and which sold shares in our March 2001 secondary offering of common stock, are parties to the settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the settlement provide for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources to the settlement fund.

      On October 24, 2003, the parties moved the United States District Court for the Southern District of Texas for preliminary approval of the proposed settlement and sought permission to provide notice to the potentially affected persons and to set a date for a final hearing to approve the proposed settlement. On December 5, 2003, the court held a hearing and granted the parties’ motion for preliminary approval of the proposed settlement and, among other things, ordered that notice be provided to appropriate persons and set the date for the final hearing. The final hearing was held on February 6, 2004, and no objections to the settlement or requests to be excluded from the terms of the settlement, had been received prior to the deadline set by the court.

      On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments, approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above including the dismissal of each of the

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actions other than the Coffelt Family derivative action filed in the Delaware Chancery Court. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. In addition, on March 16, 2004, the Delaware Chancery Court dismissed the Coffelt Family derivative action. The settlement has therefore become final and will be implemented according to its terms. In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. Our independent auditor, PricewaterhouseCoopers, is not a party to the settlement and remains a party to the securities class action.

      Based on the terms of the settlement agreement and the individual components of the settlement, we recorded the cost of the litigation settlement. The details of the litigation settlement charge are as follows (in thousands):

Cash	$30,050
Estimated fair value of note to be issued	3,633
Common stock to be issued by Hanover	29,800
Legal fees and administrative costs	6,178

Total	69,661
Less: insurance recoveries	(26,670)

Net litigation settlement	$42,991

      The $3.6 million estimated fair value of the note to be issued was based on the present value of the future cash flows discounted at borrowing rates currently available to us for debt with similar terms and maturities. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. Upon the issuance of the note, the discount will be amortized to interest expense over the term of the note. Because the note could be extinguished without a payment (if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007), we will be required to record an asset when the note is issued for the value of the embedded derivative, as required by SFAS 133. We estimated the value of the derivative and reduced the amount we included for the estimate of the value of the note by approximately $2.3 million at December 31, 2003. This asset will be marked to market in future periods with any increase or decrease included in our statement of operations.

      As of December 31, 2003, our accompanying balance sheet includes a $33.4 million long-term liability and $32.7 million in accrued liabilities related to amounts that are expected to be paid in the next twelve months. During the second quarter of 2003, the $26.7 million receivable from the insurance carriers and $2.8 million of our portion of the cash settlement was paid into an escrow fund and is included in the accompanying balance sheet as restricted cash. In the first quarter of 2004, we will reclassify $29.8 million, the value accrued for the stock to be paid, from other liabilities to stockholders’ equity and will include the shares in our outstanding shares used for earnings per share calculations.

      On November 14, 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements of our financial statements. In December 2003, we entered into a settlement with the SEC. Without admitting or denying any of the SEC’s findings, we consented to the entry of a cease and desist order requiring future compliance with certain periodic reporting, record keeping and internal control provisions of the securities laws. The settlement did not impose any monetary penalty on us, and required no additional restatements of our historical financial statements.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, we had incurred approximately $15.1 million in legal related expenses in connection with the internal investigations, the putative class action securities and ERISA lawsuits, the derivative lawsuits and the SEC investigation. Of this amount, we advanced approximately $2.3 million on behalf of certain current and former officers and directors in connection with the above-named proceedings. We intend to advance any litigation costs of our current and former officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover’s certificate of incorporation and bylaws. We do not expect additional legal fees and administrative costs in connection with the settlement of the litigation, advances on behalf of current and former officers and directors for legal fees and other related costs to exceed $2.5 million, the remaining balance of the accrual.

      On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environment Department, of potential violations of regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay fees for compressor units located on sites for more than one year. We promptly paid the required fees and corrected the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, that amount was reduced to $189,768. We have responded to the penalty assessment, challenging some of the calculations, and have proposed an alternative settlement amount. We are currently negotiating with the New Mexico Environment Department on the method of calculation and proposed settlement amounts, and the issue is not yet resolved. A Stipulated Motion for Extension of Time to File Answer has been filed which extends the deadline for filing our response to March 22, 2004.

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

20.	Other Expense

      For the year ended December 31, 2003, other expenses included $2.9 million in charges primarily recorded to write off certain non-revenue producing assets and to record the settlement of a contractual obligation.

      For the year ended December 31, 2002, other expenses included $15.9 million of write-downs and charges related to investments in four non-consolidated affiliates that had experienced a decline in value that we believed to be other than temporary, a $0.5 million write-off of a purchase option for an acquisition that we had abandoned, $2.7 million in other non-operating costs and a $8.5 million write-down of notes receivable including a $6.0 million reserve established for loans to employees who were not executive officers. During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.

      For the year ended December 31, 2001, other expenses were $9.7 million which included a $2.8 million bridge loan commitment fee associated with Hanover’s acquisition of POC, a $5.0 million write-down of an investment in Aurion, a $1.0 million litigation settlement and $1.0 million in other non-operating expenses.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Restructuring, Impairment and Other Charges

      Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change — FIN 46	133,707
Securities-related litigation settlement	42,991
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$250,576

      Included in the net loss for 2002 were the following pre-tax charges (in thousands):

Inventory reserves — (in Parts and service and used equipment expense)	$6,800
Severance and other charges (in Selling, general and administrative)	6,160
Write off of idle equipment and assets to be sold or abandoned (in Depreciation and amortization)	34,485
Goodwill impairments	52,103
Non-consolidated affiliate write-downs/charges (in Other expense)	15,950
Write-down of discontinued operations	58,282
Note receivable reserves (in Other expense)	8,454
Write-off of abandoned purchase option (in Other expense)	500

Total	$182,734

      For a further description of these charges see Notes 3, 4, 6, 7, 8, 9 and 20.

22.	New Accounting Pronouncements

      In June 2001, the FASB issued SFAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 became effective for Hanover on January 1, 2003. The adoption of this new standard did not have a material effect on our consolidated results of operations, cash flows or financial position.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 became effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard, which had no material effect on our consolidated results of operations, cash flows or financial position.

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate the VIE in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. In addition, FIN 46 allows companies to elect to adopt early the provisions of FIN 46 for some, but not all, of the variable interest entities they own. Because we are still evaluating whether or not we will make any other potential changes in connection with our adoption of FIN 46, we have not adopted the provisions of FIN 46 other than discussed below.

      Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense.

      We have a consolidated subsidiary trust that has mandatorily redeemable preferred securities outstanding which have a liquidation value of $86.3 million. These securities were previously reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the mandatorily redeemable preferred securities issued by the trust

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These intercompany notes have previously been eliminated in our consolidated financial statements. The changes related to our mandatorily redeemable preferred securities for our balance sheet are reclassifications and no impact on our consolidated results of operations or cash flow.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of SFAS 149 will be applied prospectively. We have adopted the provisions SFAS 149, which did not have a material effect on our consolidated results of operations, cash flow or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, the FASB issued Staff Position 150-4 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $28.6 million in sale leaseback obligations that are currently reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46. (See Note 12.)

      These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2003, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2003, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

23.	Industry Segments and Geographic Information

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, provision for cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other” include equity in income of non-consolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost, except for compressor fabrication sales which are accounted for on an arms length basis. Intersegment sales and any resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly.

      No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

      The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 2003, 2002 and 2001.

Industry Segments

					Production
				Compressor	and
			Parts, service	and	processing
	Domestic	International	and used	accessory	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Eliminations	Consolidated

	(in thousands)
2003:
Revenues from external customers	$324,186	$206,404	$169,023	$106,896	$260,660	$28,181	$—	$1,095,350
Intersegment sales	—	1,679	69,527	10,736	24,676	—	(106,618)	—

Total revenues	324,186	208,083	238,550	117,632	285,336	28,181	(106,618)	1,095,350
Gross profit	196,761	138,939	42,404	9,974	26,457	28,181	—	442,716
Identifiable assets	1,639,554	751,914	64,496	95,506	191,999	174,997	—	2,918,466
Capital expenditures	73,007	59,200	24	2,735	7,500	—	—	142,466
Depreciation and amortization	109,214	55,684	916	1,290	5,498	—	—	172,602
2002:
Revenues from external customers	$328,600	$189,700	$223,845	$114,009	$149,656	$23,000	$—	$1,028,810
Intersegment sales	—	6,718	54,249	60,790	12,848	5,057	(139,662)	—

Total revenues	328,600	196,418	278,094	174,799	162,504	28,057	(139,662)	1,028,810
Gross profit	206,428	132,121	44,001	14,563	22,214	23,000	—	442,327
Identifiable assets	763,161	792,554	92,609	90,639	245,366	169,700	—	2,154,029
Capital expenditures	120,581	101,349	1,093	441	26,706	—	—	250,170
Depreciation and amortization	90,160	54,249	1,233	1,282	4,257	—	—	151,181
2001:
Revenues from external customers	$269,679	$131,097	$214,872	$223,519	$184,040	$17,753	$—	$1,040,960
Intersegment sales	—	2,858	72,930	112,748	7,110	4,600	(200,246)	—

Total revenues	269,679	133,955	287,802	336,267	191,150	22,353	(200,246)	1,040,960
Gross profit	174,476	85,302	62,171	35,397	36,216	17,753	—	411,315
Identifiable assets	867,544	683,829	145,010	153,198	194,081	222,114	—	2,265,776
Capital expenditures	450,172	137,805	6,763	399	24,626	20,118	—	639,883
Depreciation and amortization	45,743	33,685	1,259	4,774	3,362	—	—	88,823

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Data

	United
	States	International(1)	Consolidated

	(in thousands of dollars)
2003:
Revenues from external customers	$647,176	$448,174	$1,095,350
Identifiable assets	$1,950,944	$967,522	$2,918,466
2002:
Revenues from external customers	$692,823	$335,987	$1,028,810
Identifiable assets	$1,068,003	$1,086,026	$2,154,029
2001:
Revenues from external customers	$730,702	$310,258	$1,040,960
Identifiable assets	$1,319,084	$946,692	$2,265,776

(1)	International operations include approximately $122.8 million, $104.0 million and $77.2 million of revenues and $348.2 million, $431.0 million and $467.8 million of identifiable assets for 2003, 2002 and 2001, respectively, related to operations and investments in Venezuela. Approximately $79.4 million, $141.0 million and $152.4 million of the identifiable assets in 2003, 2002 and 2001, respectively, relates to the joint ventures acquired in connection with the POC acquisition completed in August 2001. (See Note 8).

24.	Subsequent Events

      On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments, approving the securities related settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described in Note 19. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement has therefore become final and will be implemented according to its terms. In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. See Note 19 for further information related to the settlement.

      We received a letter on March 11, 2004 from the administrative trustee of the GKH Liquidating Trust indicating it and one of its affiliates had decided to distribute 5.8 million shares of the 8.3 million shares of Hanover common stock owned by the GKH Liquidating Trust (formerly held by GKH) and its affiliate to the relevant beneficiaries. The remaining 2.5 million shares held by GKH will be paid as part of the global shareholder litigation settlement. (See Note 19.)

      On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement Services Company, L.P. to EMS Pipeline Services, L.L.C. for $4.9 million, of which $0.2 million has been put in escrow subject to the outcome of post closing working capital adjustments. We have no obligation to the purchaser with respect to any post-closing adjustment in excess of the escrowed amount. We accounted for our interest in Hanover Measurement under the equity method.

HANOVER COMPRESSOR COMPANY

SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

      The table below sets forth selected unaudited financial information for each quarter of the two years:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
2003(1):
Revenue	$273,687	$276,364	$275,197	$270,102
Gross profit	114,800	111,332	108,858	107,726
Income (loss) before cumulative effect of accounting changes(3)	(26,599)	207	(58,509)	(36,448)
Net income (loss)(3)	(26,599)	207	(145,419)	(36,448)
Earnings (loss) per common and common equivalent share:
Basic:
Income (loss) before cumulative effect of accounting changes	$(0.33)	$—	$(0.72)	$(0.45)
Net income (loss)	$(0.33)	$—	$(1.79)	$(0.45)
Diluted:
Income (loss) before cumulative effect of accounting changes	$(0.33)	$—	$(0.72)	$(0.45)
Net income (loss)	$(0.33)	$—	$(1.79)	$(0.45)
2002(2):
Revenue	$255,526	$262,220	$249,367	$261,697
Gross profit	108,398	109,750	117,635	106,544
Net income (loss)	5,034	(55,241)	9,059	(74,920)
Earnings (loss) per common and common equivalent share:
Basic	$0.06	$(0.70)	$0.11	$(0.93)
Diluted	$0.06	$(0.70)	$0.11	$(0.93)

(1)	During, the first quarter of 2003, we recorded a $42.1 million estimated provision for the estimated settlement of securities litigation that was subsequently adjusted to $43.0 million. During the third quarter of 2003, we recorded a $35.5 million goodwill impairment, $14.3 million rental fleet impairment, $16.8 million write-down of discontinued operations and $133.7 million cumulative effect of accounting change for the adoption of FIN 46. During the fourth quarter of 2003, we recorded a $2.5 million write-off of deferred financing costs and $2.3 million write-down of discontinued operations.

(2)	During the second quarter of 2002, we recorded a $47.5 million goodwill impairment, $6.0 million write-down of assets held for sale, a $6.1 million inventory reserve, a $0.5 million write off of a purchase option for an acquisition which was abandoned and $14.1 million write-down related to investments in certain non-consolidated affiliates. We incurred other expenses during the fourth quarter of 2002 which included a $8.5 million write-down of notes receivable and a $1.9 million write off related to Aurion. In addition, during the fourth quarter of 2002, we recorded i) $52.3 million pre-tax charge for the estimated loss in fair-value from the carrying value expected to be realized at the time of disposal of our discontinued operations; ii) $34.5 million in additional impairment to reduce the carrying value of certain idle compression equipment that are being retired and the acceleration of depreciation related to certain plants and facilities expected to be sold or abandoned; iii) $4.6 million goodwill impairment related to our pump division which is expected to be sold; and iv) $2.7 million in employee separation costs.

(3)	During the performance of our annual goodwill impairment review in the fourth quarter of 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli. Upon further analysis, it was determined that the factors resulting in the goodwill impairment charge were also present during the third quarter of 2003 and that the exercise of our purchase option in the third quarter of 2003 and the presence of such factors should have resulted in an interim goodwill impairment test under SFAS 142 and an impairment charge at that time. Our financial results previously reported for the third quarter of 2003 did not include the impairment charge. (See Note 2). The results included in the above table have been adjusted to reflect the $35.5 million impairment charge in our third quarter results. The table below indicates the impact of this adjustment (in thousands):

	3rd Quarter	3rd Quarter
	as reported	as restated

Revenue	$275,197	$275,197
Gross profit	108,858	108,858
Income (loss) before cumulative effect of accounting changes	(23,043)	(58,509)
Net income (loss)	(109,953)	(145,419)
Earnings (loss) per common and common equivalent share:
Basic:
Income (loss) before cumulative effect of accounting changes	$(0.28)	$(0.72)
Net income (loss)	$(1.35)	$(1.79)
Diluted:
Income (loss) before cumulative effect of accounting changes	$(0.28)	$(0.72)
Net income (loss)	$(1.35)	$(1.79)

SCHEDULE II

HANOVER COMPRESSOR COMPANY

VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions
	at	Charged to			Balance
	Beginning	Costs and			at End of
Description	of Period	Expenses	Deductions		Period

	(In thousands)
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2003	$5,162	$4,028	$3,730	(1)	$5,460
2002	6,300	7,091	8,229	(1)	5,162
2001	2,659	4,860	1,219	(1)	6,300
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2003	$14,211	$3,049	$4,531	(2)	$12,729
2002	2,101	13,853	1,743	(2)	14,211
2001	560	2,336	795	(2)	2,101
Allowance for deferred tax assets not expected to be realized
2003	$23,371	$46,824	$15,180	(3)	$55,015
2002	—	23,371	—		23,371
Allowance for employee loans
2003	$6,021	$—	$6,021	(4)	$—
2002	—	6,021	—		6,021

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Reflects utilization of prior year valuation allowance in the current year.

(4)	During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., as amended, incorporated by reference to Exhibit 3.1 to Hanover Compressor Company’s (the “Company”) Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004.*
4.1	Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, by and between the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Warrant Agreement, dated as of August 7, 1995, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.3	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.4	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.6	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.7	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee.*
4.8	Form of 4.75% Convertible Senior Notes due 2008.*
4.9	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.10	Form of 8.50% Senior Secured Notes due 2008.*
4.11	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.12	Form of 8.75% Senior Secured Notes due 2011.*
4.13	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.
4.14	Form of Zero Coupon Subordinated Notes due March 31, 2007.*

Exhibit
Number	Description

4.15	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.16	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.17	Form of 8.625% Senior Notes due 2010.*
4.18	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.19	Form of 4.75% Convertible Senior Notes due 2014.*
4.20	Registration Rights Agreement, dated as of May 14, 2003, by and between Schlumberger Technology Corporation and the Company.*
4.21	Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001, by and among Schlumberger Technology Corporation, Camco International, Inc., Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Operational Services, Inc. and the Company, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership.*
10.3	Offset Rights Agreement, dated as of May 14, 2003, by and between Schlumberger Technology Corporation and the Company.*
10.4	Credit Agreement, dated as of December 15, 2003, among the Company, Hanover Compression Limited Partnership, Bank One, NA as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.5	Guarantee and Collateral Agreement, dated as of December 15, 2003, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, as Collateral Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.6	Hanover Guarantee, dated as of December 15, 2003, made by the Company in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003.*
10.7	Subsidiaries’ Guarantee, dated as of December 15, 2003, in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003.*
10.8	Lease, dated as of March 13, 2000, between Hanover Equipment Trust 2000A (the “2000A Trust”) and Hanover Compression Inc., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.9	Guarantee, dated as of March 13, 2000, made by the Company, Hanover Compression Inc. and certain of their Subsidiaries, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit
Number	Description

10.10	Participation Agreement, dated as of March 13, 2000, among Hanover Compression Inc., Hanover the 2000A Trust and the several banks parties thereto, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.11	Security Agreement, dated as of March 13, 2000, made by the 2000A Trust in favor of The Chase Manhattan Bank, as agent, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.12	Assignment of leases, rents and Guarantee from the 2000A Trust to The Chase Manhattan Bank, dated as of March 13, 2000, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.13	Lease, dated as of October 27, 2000, between Hanover Equipment Trust 2000B (the “2000B Trust”) and Hanover Compression Inc., incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.14	Guarantee, dated as of October 27, 2000 made by the Company, Hanover Compression Inc. and certain subsidiaries, incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.15	Participation Agreement, dated as of October 27, 2000, among Hanover Compression Inc., the 2000B Trust, The Chase Manhattan Bank, National Westminster Bank PLC, Citibank N.A., Credit Suisse First Boston and the Industrial Bank of Japan as co-agents; Bank Hapoalim B.M. and FBTC Leasing Corp., as investors, Wilmington Trust Company and various lenders, incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.16	Security Agreement, dated as of October 27, 2000, made by the 2000B Trust in favor of The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.17	Assignment of Leases, Rents and Guarantee, dated as of October 27, 2000, made by the 2000B Trust to The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.18	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.19	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.20	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.21	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.22	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.23	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.24	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

10.25	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.26	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.27	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.28	Amendment and Consent, dated as of June 26, 2000, to (i) the Amended and Restated Senior Credit Agreement dated March 13, 2000, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, as agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.29	Second Amendment, dated as of August 30, 2000, to (i) the Amended and Restated Senior Credit Agreement dated March 13, 2000, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, as agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.30	First Amendment, dated as of January 31, 2001, to (i) the Amended and Restated Senior Credit Agreement dated March 13, 2000, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, as agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.31	Second Amendment, dated as of July 27, 2001, to (i) the Credit Agreement, dated as of December 15, 1997, as amended and restated on March 13, 2000, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, as administrative agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.32	Third Amendment to certain Guarantees, dated as of December 3, 2001, among the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as agent, and several banks and other financial institutions parties thereto, incorporated by reference to Exhibit 10.80 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2001.
10.33	Waiver and Amendment, dated as of March 15, 2002, to (i) the Credit Agreement dated as of December 15, 1997, as amended and restated on December 3, 2002, among the Company, Hanover Compression Inc., the Chase Manhattan Bank, and the lenders parties thereto and (ii) certain Synthetic Guarantees referenced in the amendment, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.34	Amendment, dated as of June 26, 2002, to (i) the Credit Agreement dated as of December 15, 1997, as amended and restated as of December 3, 2001, among the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees and Credit Agreements referenced in the amendment, incorporated by reference to Exhibit 10.75 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2002.
10.35	Amendment, dated as of January 31, 2003, to (i) the Credit Agreement dated as of December 15, 1997, as amended and restated on December 3, 2001, among the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto and (ii) certain Synthetic Guarantees and Credit Agreements referenced in the amendment, incorporated by reference to Exhibit 10.80 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2003.

Exhibit
Number	Description

10.36	Amendment, dated as of December 15, 2003, to the 2000A and 2000B Synthetic Guarantees, Credit Agreements and Participation Agreements.*
10.37	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
10.38	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.39	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.40	Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2003, made by the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.41	Purchase Agreement, dated as of July 11, 2000, among the Company, Hanover Compression Inc., Dresser-Rand Company and Ingersoll-Rand Company, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2000.
10.42	Agreement and Plan of Merger, dated as of July 13, 2000, among the Company, Caddo Acquisition Corporation, and OEC Compression Corporation, incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.43	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 14, 2000, by and among the Company, Caddo Acquisition Corporation and OEC Compression Corporation.*
10.44	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 2, 2001, by and among the Company, Caddo Acquisition Corporation and OEC Compression Corporation.*
10.45	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.46	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.47	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.48	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.49	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit
Number	Description

10.50	Hanover Compressor Company 1992 Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.51	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.52	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.53	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
10.54	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.55	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.56	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.57	Form of Stock Option Agreement for DeVille and McNeil, incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.58	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.59	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.60	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.61	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.62	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.63	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.64	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32096) on Form S-8 filed with the SEC on March 10, 2000.††
10.65	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.66	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.
10.67	Management Fee Letter, dated November 14, 1995 between GKH Partners, L.P. and the Company, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.

Exhibit
Number	Description

10.68	Employment Letter with John E. Jackson, dated February 1, 2002, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.††
10.69	Employment Letter with Mark S. Berg, dated April 17, 2002, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.††
10.70	Employment Letter with Chad C. Deaton, dated August 19, 2002, incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.††
10.71	Letter Agreement by and between Robert O. Pierce and Hanover Compressor Company dated September 18, 2002, incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.72	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.73	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.74	Separation Agreement with Mark Berg, dated February 27, 2004.††*
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct.*
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2001.
99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2002.
99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2004.

  * Filed herewith

†† Management contract or compensatory plan or arrangement