Form 10-Q/A
period 2003-09-30
HANOVER COMPRESSOR CO /
filed 2004-04-05
CIK 909413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A-2

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 1-13071

Hanover Compressor Company

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0625124 (I.R.S. Employer Identification No.)

12001 North Houston Rosslyn, Houston, Texas (Address of principal executive offices)	77086 (Zip Code)

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A-2 for the quarterly period ended September 30, 2003 in order to record a goodwill impairment charge for our subsidiary, Belleli Energy S.r.l. (“Belleli”). During the performance of our annual goodwill impairment review in the fourth quarter of 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli. Upon further analysis, it was determined that the factors resulting in the goodwill impairment charge were also present during the third quarter of 2003 and that the exercise of our purchase option in the third quarter of 2003 and the presence of such factors should have resulted in an interim goodwill impairment test under Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (“SFAS 142”) and an impairment charge at that time. Our financial results previously reported for the third quarter of 2003 did not include the impairment charge. The table below indicates the impact of this adjustment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	as reported	as restated	as reported	as restated
Revenue	$275,197	$275,197	$825,248	$825,248
Gross profit	108,858	108,858	334,990	334,990
Income (loss) before cumulative effect of accounting changes	(23,043)	(58,509)	(49,435)	(84,901)
Net income (loss)	(109,953)	(145,419)	(136,345)	(171,811)
Earnings (loss) per common and common equivalent share:
Basic:
Income (loss) before cumulative effect of accounting changes	$(0.28)	$(0.72)	$(0.62)	$(1.05)
Net income (loss)	$(1.35)	$(1.79)	$(1.69)	$(2.12)
Diluted:
Income (loss) before cumulative effect of accounting changes	$(0.28)	$(0.72)	$(0.62)	$(1.05)
Net income (loss)	$(1.35)	$(1.79)	$(1.69)	$(2.12)

The goodwill impairment has been reflected in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2003 included in this Form 10-Q/A-2. We have also revised our discussion in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the foregoing.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except for par value and share amounts)
(unaudited)

	September 30,
	2003	December 31,
	Restated	2002
ASSETS
Current assets:
Cash and cash equivalents	$33,455	$19,011
Restricted cash—securities settlement escrow	29,581	—
Accounts receivable, net of allowance of $8,086 and $5,162	207,515	211,722
Inventory, net	158,571	166,004
Costs and estimated earnings in excess of billings on uncompleted contracts	60,275	57,346
Prepaid taxes	5,743	7,664
Assets held for sale	22,696	69,408
Other current assets	40,442	49,933

Total current assets	558,278	581,088
Property, plant and equipment, net	2,046,687	1,167,675
Goodwill, net	179,315	180,519
Intangible and other assets	53,747	74,058
Investments in non-consolidated affiliates	169,755	150,689

Total assets	$3,007,782	$2,154,029

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$40,551	$31,997
Current maturities of long-term debt	197,762	1,744
Accounts payable, trade	62,687	72,637
Accrued liabilities	151,535	189,639
Advance billings	28,794	36,156
Liabilities held for sale	957	22,259
Billings on uncompleted contracts in excess of costs and estimated earnings	21,710	14,571

Total current liabilities	503,996	369,003
Long-term debt	1,516,590	521,203
Other liabilities	52,035	137,332
Deferred income taxes	33,836	112,472

Total liabilities	2,106,457	1,140,010

Commitments and contingencies (Note 9)
Minority interest	34,628	143
Mandatorily redeemable convertible preferred securities	86,250	86,250
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 82,422,276 and 80,815,209 shares issued, respectively	82	81
Additional paid-in capital	854,316	841,657
Deferred employee compensation—restricted stock grants	(6,101)	(2,285)
Accumulated other comprehensive income (loss)	2,092	(13,696)
Retained earnings	(67,617)	104,194
Treasury stock—253,115 common shares, at cost	(2,325)	(2,325)

Total common stockholders’ equity	780,447	927,626

Total liabilities and common stockholders’ equity	$3,007,782	$2,154,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003		2003
	Restated	2002	Restated	2002
Revenues:
Domestic rentals	$82,823	$80,818	$241,728	$249,276
International rentals	49,519	53,915	151,973	143,612
Parts, service and used equipment	45,581	47,597	118,327	172,826
Compressor and accessory fabrication	24,039	26,783	81,839	85,284
Production and processing equipment fabrication	65,202	35,022	211,152	99,771
Equity in income of non-consolidated affiliates	7,581	3,782	16,873	13,928
Other	452	1,450	3,356	2,416

	275,197	249,367	825,248	767,113

Expenses:
Domestic rentals	31,833	31,130	94,043	89,358
International rentals	17,757	13,866	47,682	39,855
Parts, service and used equipment	35,307	35,236	85,781	143,904
Compressor and accessory fabrication	22,347	23,244	73,950	73,884
Production and processing equipment fabrication	59,095	28,256	188,802	84,329
Selling, general and administrative	40,164	36,769	119,658	107,644
Foreign currency translation	1,536	461	1,336	13,339
Provision for estimated cost of litigation settlement	(3,500)	—	40,253	—
Other	2,446	—	2,951	14,837
Depreciation and amortization	56,199	30,771	126,886	82,367
Leasing expense	—	23,081	43,139	68,206
Interest expense	32,849	10,514	57,283	31,137
Goodwill impairment	35,466	—	35,466	47,500

	331,499	233,328	917,230	796,360

Income (loss) from continuing operations before income taxes	(56,302)	16,039	(91,982)	(29,247)
Provision for (benefit from) income taxes	(7,940)	6,180	(18,463)	7,412

Income (loss) from continuing operations	(48,362)	9,859	(73,519)	(36,659)
Income (loss) from discontinued operations, net of tax	761	(800)	1,178	(606)
Loss from write-downs of discontinued operations, net of tax	(10,908)	—	(12,560)	(3,883)
Cumulative effect of accounting change, net of tax	(86,910)	—	(86,910)	—

Net income (loss)	$(145,419)	$9,059	$(171,811)	$(41,148)

Diluted net income (loss) per share:
Net income (loss)	$(145,419)	$9,059	$(171,811)	$(41,148)
Loss from discontinued operations, including write-downs, net of tax	10,147	800	11,382	4,489
Cumulative effect of accounting change, net of tax	86,910	—	86,910	—

Net income (loss) for purposes of computing diluted net income (loss) per share from continuing operations	$(48,362)	$9,859	$(73,519)	$(36,659)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.59)	$0.12	$(0.91)	$(0.46)
Loss from discontinued operations, including write-downs	(0.13)	(0.01)	(0.14)	(0.06)
Cumulative effect of accounting change, net of tax	(1.07)	—	(1.07)	—

Net income (loss)	$(1.79)	$0.11	$(2.12)	$(0.52)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.59)	$0.12	$(0.91)	$(0.46)
Loss from discontinued operations, including write-downs	(0.13)	(0.01)	(0.14)	(0.06)
Cumulative effect of accounting change, net of tax	(1.07)	—	(1.07)	—

Net income (loss)	$(1.79)	$0.11	$(2.12)	$(0.52)

Weighted average common and equivalent shares outstanding:
Basic	81,439	79,438	80,907	79,338

Diluted	81,439	81,255	80,907	79,338

     The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003		2003
	Restated	2002	Restated	2002
Net income (loss)	$(145,419)	$9,059	$(171,811)	$(41,148)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	2,106	(6,339)	2,794	(8,837)
Foreign currency translation adjustment	407	(2,040)	12,994	604

Comprehensive income (loss)	$(142,906)	$680	$(156,023)	$(49,381)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2003
	Restated	2002
Cash flows from operating activities:
Net loss	$(171,811)	$(41,148)
Adjustments:
Depreciation and amortization	126,886	82,367
Amortization of debt issuance costs and debt discount	90	90
Loss from discontinued operations, net of tax	11,382	4,489
Cumulative effect of accounting change, net of tax	86,910	—
Bad debt expense	3,030	2,800
Gain on sale of property, plant and equipment	(528)	(7,033)
Equity in income of non-consolidated affiliates, net of dividends received	(16,770)	(7,357)
Loss on investments and charges for non-consolidated affiliates	—	12,100
Gain on derivative instruments	(2,078)	(1,530)
Provision for inventory impairment and reserves	2,838	7,826
Provision for estimated cost of litigation settlement, in excess of cash paid	35,135	—
Goodwill impairment	35,466	47,500
Restricted stock compensation expense	732	254
Pay-in-kind interest on Schlumberger notes	15,914	12,199
Deferred income taxes	(27,276)	3,935
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(615)	64,249
Inventory	317	(8,997)
Costs and estimated earnings versus billings on uncompleted contracts	16,319	25,968
Accounts payable and other liabilities	(23,799)	(63,841)
Advance billings	(8,496)	(6,224)
Other	(584)	(6,616)

Net cash provided by continuing operations	83,062	121,031
Net cash provided by discontinued operations	2,202	446

Net cash provided by operating activities	85,264	121,477

Cash flows from investing activities:
Capital expenditures	(105,189)	(183,154)
Payments for deferred lease transaction costs	(1,580)	(1,569)
Proceeds from sale of property, plant and equipment	21,970	51,741
Cash used for business acquisitions	(15,000)	(7,400)
Proceeds from business divestitures	500	—
Cash returned from non-consolidated affiliates	—	4,009
Cash used to acquire investments in and advances to non-consolidated affiliates	(401)	—

Net cash used in continuing operations	(99,700)	(136,373)
Net cash provided by (used in) discontinued operations	23,729	(17,079)

Net cash used in investing activities	(75,971)	(153,452)

Cash flows from financing activities:
Net borrowings on bank credit facility	15,500	35,500
Payments for debt issue costs	(831)	(581)
Purchase of treasury stock	—	(1,609)
Proceeds from warrant conversions and stock options exercised	5,274	1,810
Proceeds from employee stock purchase	—	276
Net borrowings (repayments) of other debt	3,307	(2,103)
Proceeds from employee stockholder notes	—	55

Net cash provided by continuing operations	23,250	33,348
Net cash used in discontinued operations	(18,538)	(509)

Net cash provided by financing activities	4,712	32,839

Effect of exchange rate changes on cash and equivalents	439	(1,869)

Net increase (decrease) in cash and cash equivalents	14,444	(1,005)
Cash and cash equivalents at beginning of period	19,011	23,191

Cash and cash equivalents at end of period	$33,455	$22,186

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

The table below indicates the potential common shares issuable which were included in computing the dilutive potential common shares used in diluted earnings (loss) per common share (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding—used in basic earnings (loss) per common share	81,439	79,438	80,907	79,338
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	**	1,813	**	**
On exercise of warrants	**	4	**	**
On conversion of mandatorily redeemable convertible preferred securities	**	**	**	**
On conversion of convertible senior notes	**	**	**	**

Weighted average common shares and dilutive potential common shares—used in diluted earnings (loss) per common share	81,439	81,255	80,907	79,338

**	Excluded from diluted earnings (loss) per common share as the effect would have been anti-dilutive.

The table below indicates the potential common shares issuable which were excluded from net dilutive potential common shares issuable as their effect would be anti-dilutive (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	1,998	—	1,891	2,549
On exercise of options-exercise price greater than average market value at end of period	1,834	1,531	3,991	1,531
On exercise of warrants	4	—	4	4
On conversion of mandatorily redeemable convertible preferred securities	4,825	4,825	4,825	4,825
On conversion of convertible senior notes	4,370	4,370	4,370	4,370

	13,031	10,726	15,081	13,279

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003		2003
	Restated	2002	Restated	2002
Net income (loss) as reported	$(145,419)	$9,059	$(171,811)	$(41,148)
Add back: Restricted stock grant expensed, net of tax	256	110	476	165
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(757)	(663)	(1,799)	(1,539)

Pro forma net income (loss)	$(145,920)	$8,506	$(173,134)	$(42,522)

Income (loss) per share:
Basic, as reported	$(1.79)	$0.11	$(2.12)	$(0.52)
Basic, pro forma	$(1.79)	$0.11	$(2.14)	$(0.54)
Diluted, as reported	$(1.79)	$0.11	$(2.12)	$(0.52)
Diluted, pro forma	$(1.79)	$0.10	$(2.14)	$(0.54)

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

During the third quarter of 2003, we recorded a $35.5 million impairment charge for the goodwill associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. We currently do not expect to realize our original growth expectations for Belleli in the timeframe that we originally forecasted.

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

See discussion of 2002 Belleli acquisition above.

3. INVENTORIES

Inventory consisted of the following amounts (in thousands):

	September 30,	December 31,
	2003	2002
Parts and supplies	$109,950	$114,833
Work in progress	38,292	37,790
Finished goods	10,329	13,381

	$158,571	$166,004

As of September 30, 2003 and December 31, 2002 we had inventory valuation reserves of approximately $13.4 million and $14.2 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
Compression equipment, plants and related facilities and other rental assets	$2,393,790	$1,261,241
Land and buildings	90,182	86,732
Transportation and shop equipment	75,830	75,443
Other	42,537	31,888

	2,602,339	1,455,304
Accumulated depreciation	(555,652)	(287,629)

	$2,046,687	$1,167,675

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

5. DEBT

Short-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
Belleli—factored receivables	$22,815	$15,970
Belleli—revolving credit facility	12,441	11,964
Other, interest at 5.0%, due 2004	5,295	4,063

Short-term debt	$40,551	$31,997

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

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
Bank credit facility	$172,000	$156,500
4.75% convertible senior notes due 2008	192,000	192,000
1999A equipment lease notes, interest at 3.4%, due June 2004*	194,000	—
2000A equipment lease notes, interest at 3.4%, due March 2005*	193,600	—
2000B equipment lease notes, interest at 3.4%, due October 2005*	167,411	—
2001A equipment lease notes, interest at 8.5%, due September 2008*	300,000	—
2001B equipment lease notes, interest at 8.8%, due September 2011*	250,000	—
Schlumberger note, interest at 13.5%	—	167,096
Schlumberger note, zero coupon accreting interest at 11.0%, due 2007	180,536	—
PIGAP note, interest at 6.0%, due 2053	59,756	—
Real estate mortgage, interest at 3.19%, collateralized by certain land and buildings, payable through September 2004	3,000	3,250
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	2,049	4,101

	1,714,352	522,947
Less—current maturities	(197,762)	(1,744)

Long-term debt	$1,516,590	$521,203

*	See Note 6 for a discussion of the impact of adoption of FIN 46.

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

The following table summarizes the proceeds and the residual guarantee (maximum exposure to loss) and the lease termination date for equipment leases (in thousands of dollars):

		Residual
		Value	Lease Termination
Lease	Sale Proceeds	Guarantee	Date
1999A equipment lease	$200,000	$166,000	June 2004
2000A equipment lease	200,000	166,000	March 2005
2000B equipment lease	172,589	142,299	October 2005
2001A equipment lease	309,300	232,000	September 2008
2001B equipment lease	257,750	175,000	September 2011

	$1,139,639	$881,299

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

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,
	2003	December 31,
	Restated	2002
Accrued salaries, bonuses and other employee benefits	$29,737	$21,024
Accrued income and other taxes	23,237	24,095
Accrued leasing expense	—	23,465
Additional purchase price for POC	—	60,740
Current portion of hedge instruments	12,233	16,082
Litigation settlement accrual	34,558	—
Accrued interest	8,325	2,939
Accrued other	43,445	41,294

	$151,535	$189,639

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

9. COMMITMENTS AND CONTINGENCIES

Hanover has issued the following guarantees which are not recorded on our accompanying balance sheet:

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2003
		(in thousands)
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2005	10,296
El Furrial (1)	2013	41,027
Other:
Performance guarantees through letters of credit (2)	2003-2007	33,898
Standby letters of credit	2003-2004	37,811
Bid bonds and performance bonds (2)	2003-2007	76,290

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations some of which may be fulfilled by third parties.

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

		Civil Action		Date
Plaintiff	Defendants	No.	Court	Instituted
Harbor Finance Partners, Derivatively on behalf of Hanover Compressor Company	Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Robert R. Furgason, Melvyn N. Klein, Michael A. O’Connor, and Alvin V. Shoemaker, Defendants and Hanover Compressor Company, Nominal Defendant	H-02-0761	United States District Court for the Southern District of Texas	03/01/02
Coffelt Family, LLC, derivatively on behalf of Hanover Compressor Company	Michael A. O’Connor, Michael J. McGhan, William S. Goldberg, Ted Collins, Jr., Melvyn N. Klein, Alvin V. Shoemaker, and Robert R. Furgason, Defendants and Hanover Compressor Company, Nominal Defendant	19410-NC	Court of Chancery for the State of Delaware State Court in New Castle County	02/15/02

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

		Second & Third
	Amended First	Quarter
	Quarter	Adjustment To
	Estimated	Estimated
	Settlement	Settlement	Total
Cash	$30,050	$—	$30,050
Estimated fair value of note to be issued	5,194	—	5,194
Common stock to be issued by Hanover	26,600	(1,850)	24,750
Legal fees and administrative costs	6,929	—	6,929

Total	68,773	(1,850)	66,923
Less insurance recoveries	(26,670)	—	(26,670)

Net estimated litigation settlement	$42,103	$(1,850)	$40,253

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

The following tables present sales and other financial information by industry segment for the three months ended September 30, 2003 and 2002.

			Parts,
			service		Production
	Domestic	International	and used	Compressor	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Eliminations	Consolidated
	(in thousands)
September 30, 2003:
Revenues from external customers	$82,823	$49,519	$45,581	$24,039	$65,202	$8,033	$—	$275,197
Intersegment sales	—	4,785	14,100	5,569	4,658	—	(29,112)	—

Total revenues	82,823	54,304	59,681	29,608	69,860	8,033	(29,112)	275,197
Gross profit	50,990	31,762	10,274	1,692	6,107	8,033	—	108,858
Identifiable assets (restated)	1,589,273	823,688	71,982	86,922	222,105	213,812	—	3,007,782
September 30, 2002:
Revenues from external customers	$80,818	$53,915	$47,597	$26,783	$35,022	$5,232	$—	$249,367
Intersegment sales	—	341	7,728	11,671	1,847	4,511	(26,098)	—

Total revenues	80,818	54,256	55,325	38,454	36,869	9,743	(26,098)	249,367
Gross profit	49,688	40,049	12,361	3,539	6,766	5,232	—	117,635
Identifiable assets	906,727	738,315	128,282	100,437	136,352	198,505	—	2,208,618

The following tables present sales and other financial information by industry segment for the nine months ended September 30, 2003 and 2002.

			Parts,
			service		Production
	Domestic	International	and used	Compressor	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Eliminations	Consolidated
	(in thousands)
September 30, 2003:
Revenues from external customers	$241,728	$151,973	$118,327	$81,839	$211,152	$20,229	$—	$825,248
Intersegment sales	—	14,020	54,673	10,190	17,643	—	(96,526)	—

Total revenues	241,728	165,993	173,000	92,029	228,795	20,229	(96,526)	825,248
Gross profit	147,685	104,291	32,546	7,889	22,350	20,229	—	334,990
September 30, 2002:
Revenues from external customers	$249,276	$143,612	$172,826	$85,284	$99,771	$16,344	$—	$767,113
Intersegment sales	—	1,057	39,689	56,625	8,211	8,397	(113,979)	—

Total revenues	249,276	144,669	212,515	141,909	107,982	24,741	(113,979)	767,113
Gross profit	159,918	103,757	28,922	11,400	15,442	16,344	—	335,783

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

Summary of operating results of the discontinued operations (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues and other:
Domestic rentals	$1,018	$1,126	$4,394	$1,126
Parts, service and used equipment	5,468	4,970	12,755	15,187
Equity in income of non-consolidated affiliates	—	—	550	—
Other	16	(192)	(77)	(40)

	6,502	5,904	17,622	16,273

Expenses:
Domestic rentals	179	196	972	196
Parts, service and used equipment	3,575	3,653	8,334	9,679
Selling, general and administrative	1,425	2,361	5,380	6,223
Depreciation and amortization	—	707	—	874
Interest expense	196	216	796	216
Other	—	5	371	15

	5,375	7,138	15,853	17,203

Income (loss) from discontinued operations before income taxes	1,127	(1,234)	1,769	(930)
Provision for (benefit from) income taxes	366	(434)	591	(324)

Income (loss) from discontinued operations	$761	$(800)	$1,178	$(606)

Summary balance sheet data for discontinued operations as of September 30, 2003 (in thousands):

		Non-Oilfield
	Used	Power
	Equipment	Generation	Total
Current assets	$9,685	$10,724	$20,409
Property, plant and equipment	901	1,384	2,285
Non-current assets	—	2	2

Assets held for sale	10,586	12,110	22,696

Current liabilities	—	957	957

Liabilities held for sale	—	957	957

Net assets held for sale	$10,586	$11,153	$21,739

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

15. RESTATEMENT

During the performance of our annual goodwill impairment review in the fourth quarter of 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli. Upon further analysis, it was determined that the factors resulting in the goodwill impairment charge were also present during the third quarter of 2003 and that the exercise of our purchase option in the third quarter of 2003 and the presence of such factors should have resulted in an interim goodwill impairment test under Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (“SFAS 142”) and an impairment charge at that time. Our financial results previously reported for the third quarter of 2003 did not include the impairment charge. The table below indicates the impact of this adjustment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	as reported	as restated	as reported	as restated
Revenue	$275,197	$275,197	$825,248	$825,248
Gross profit	108,858	108,858	334,990	334,990
Income (loss) before cumulative effect of accounting changes	(23,043)	(58,509)	(49,435)	(84,901)
Net income (loss)	(109,953)	(145,419)	(136,345)	(171,811)
Earnings (loss) per common and common equivalent share:
Basic:
Income (loss) before cumulative effect of accounting changes	$(0.28)	$(0.72)	$(0.62)	$(1.05)
Net income (loss)	$(1.35)	$(1.79)	$(1.69)	$(2.12)
Diluted:
Income (loss) before cumulative effect of accounting changes	$(0.28)	$(0.72)	$(0.62)	$(1.05)
Net income (loss)	$(1.35)	$(1.79)	$(1.69)	$(2.12)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q/A-2 are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified as such because of the context of the statement or because the statement may include words such as “believes”, “anticipates”, “expects”, “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

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

Other factors besides those described in this Form 10-Q/A-2 could also affect our actual results. You should not unduly rely on the forward-looking statements contained in this Form 10-Q/A-2, which speak only as of the date of this Form 10-Q/A-2. Except as otherwise required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q/A-2 or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2002 and the reports we file from time to time with the SEC after the date of this Form 10-Q/A-2. All forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary statement.

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

During the third quarter of 2003, we recorded a $35.5 million non-cash charge for goodwill impairment associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli has declined significantly during 2003. Upon gaining complete control of Belleli in August 2003 and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. We currently do not expect to realize our original growth expectations for Belleli in the timeframe that we originally forecasted.

PROVISION FOR ESTIMATED COST OF LITIGATION SETTLEMENT

On October 23, 2003, we entered into a Stipulation of Settlement, which, subject to court approval, will settle the securities class actions, the ERISA class actions and the shareholder derivative actions described in Note 9 in Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A-2.

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

INCOME TAXES

The provision for income taxes decreased $14.1 million to a benefit of $7.9 million during the three months ended September 30, 2003 from a provision of $6.2 million during the three months ended September 30, 2002. The decrease resulted from the decrease in income before income taxes. The average effective income tax rates during the three months ended September 30, 2003 and September 30, 2002 were 14% and 39%, respectively. The change in the effective tax rate was primarily due to the U.S. income tax impact of foreign operations, the $35.5 million non-deductible goodwill impairment charge and the relative weight of foreign income to U.S. income.

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

NET INCOME (LOSS)

Net income decreased by $154.5 million to a loss of $145.4 million during the three months ended September 30, 2003 from income of $9.1 million during the three months ended September 30, 2002. Net income decreased primarily due to the inclusion in the three months ended September 30, 2003 of a cumulative effect of accounting change of $133.7 million ($86.9 million net of tax), the write-down of certain non-core assets as discontinued operations of $16.3 million ($10.6 million after tax), impairments recorded for rental fleet assets to be sold or scrapped of $14.4 million ($9.8 million after tax) and a $35.5 million goodwill impairment charge associated with Belleli.

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

During the third quarter of 2003, we recorded a $35.5 million non-cash charge for goodwill impairment associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. We currently do not expect to realize our original growth expectations for Belleli in the timeframe that we originally forecasted.

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

		Second and
		Third
	Amended First	Quarter
	Quarter	Adjustment To
	Estimated	Estimated
	Settlement	Settlement	Total
Cash	$30,050	$—	$30,050
Estimated fair value of note to be issued	5,194	—	5,194
Common stock to be issued by Hanover	26,600	(1,850)	24,750
Legal fees and administrative costs	6,929	—	6,929

Total	68,773	(1,850)	66,923
Less insurance recoveries	(26,670)	—	(26,670)

Net estimated litigation settlement	$42,103	$(1,850)	$40,253

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

INCOME TAXES

The provision for income taxes decreased $25.9 million, to a benefit of $18.5 million during the nine months ended September 30, 2003 from a provision of $7.4 million during the nine months ended September 30, 2002. The decrease resulted from the decrease in income before income taxes and a higher average effective tax rate on pre-tax income. The average effective income tax rates during the nine months ended September 30, 2003 and September 30, 2002 were 20% and -25%, respectively. The change in rate was primarily due to the U.S. income tax impact of foreign operations, and the relative weight of foreign income to U.S. income.

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

NET LOSS

Our net loss increased by $130.7 million to a loss of $171.8 million during the nine months ended September 30, 2003 from a loss of $41.1 million during the nine months ended September 30, 2002. Net loss increased primarily due to the inclusion in the nine months ended September 30, 2003 of (i) a cumulative effect of accounting change of $133.7 million ($86.9 million net of tax), (ii) the write-down of certain non-core assets as discounted operations of $16.3 million ($10.6 million after tax), (iii) impairments recorded for rental fleet assets to be sold or scrapped of $14.4 million ($9.8 million after tax), (iv) a $40.3 million ($26.2 million after tax) provision for the estimated settlement cost of the securities-related litigation, and (v) a $35.5 million goodwill impairment charge associated with Belleli. This increase was partially offset by the inclusion in the nine months ended September 30, 2002 of a $47.5 million goodwill impairment charge ($44.2 million after tax) and pre-tax charges of $26.2 million ($17.0 million after tax) to write-down certain non-core assets and parts and power generation inventory.

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

			Fair Value of the
			Swap at
Maturity Date	Company Pays Fixed Rate	Notional Amount	September 30, 2003
3/11/2005	5.2550%	$100,000	$(5,590)
3/11/2005	5.2725%	$100,000	$(5,615)
10/26/2005	5.3975%	$100,000	$(7,479)

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

		Second &
		Third
	Amended First	Quarter
	Quarter	Adjustment To
	Estimated	Estimated
	Settlement	Settlement	Total
Cash	$30,050	$—	$30,050
Estimated fair value of note to be issued	5,194	—	5,194
Common stock to be issued by Hanover	26,600	(1,850)	24,750
Legal fees and administrative costs	6,929	—	6,929

Total	68,773	(1,850)	66,923
Less insurance recoveries	(26,670)	—	(26,670)

Net estimated litigation settlement	$42,103	$(1,850)	$40,253

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

Date: April 5, 2004

By:	/s/ CHAD C. DEATON Chad C. Deaton President and Chief Executive Officer

Date: April 5, 2004

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