Form 10-Q
period 2004-03-31
HANOVER COMPRESSOR CO /
filed 2004-05-10
CIK 909413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________.

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

Number of shares of the Common Stock of the registrant outstanding as of April 30, 2004: 85,536,100 shares.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except for par value and share amounts)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$30,081	$56,619
Restricted cash—securities settlement escrow	—	29,649
Accounts receivable, net of allowance of $8,047 and $5,460	224,692	195,183
Inventory, net	168,100	155,297
Costs and estimated earnings in excess of billings on uncompleted contracts	57,247	50,128
Prepaid taxes	3,194	4,677
Assets held for sale	17,356	17,344
Other current assets	35,674	35,105

Total current assets	536,344	544,002
Property, plant and equipment, net	1,996,898	2,027,654
Goodwill, net	176,104	176,629
Intangible and other assets	65,545	67,482
Investments in non-consolidated affiliates	88,980	88,718
Assets held for sale	11,419	13,981

Total assets	$2,875,290	$2,918,466

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$28,536	$32,519
Current maturities of long-term debt	196,929	3,511
Accounts payable, trade	57,101	53,354
Accrued liabilities	111,279	155,441
Advance billings	28,444	34,380
Liabilities held for sale	1,057	1,128
Billings on uncompleted contracts in excess of costs and estimated earnings	25,741	8,427

Total current liabilities	449,087	288,760
Long-term debt	1,541,709	1,746,793
Other liabilities	43,178	72,464
Deferred income taxes	32,668	28,333

Total liabilities	2,066,642	2,136,350

Commitments and contingencies (Note 8)
Minority interest	28,628	28,628
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 85,768,328 and 82,649,629 shares issued, respectively	86	83
Additional paid-in capital	890,921	856,020
Deferred employee compensation – restricted stock grants	(4,510)	(5,452)
Accumulated other comprehensive income	9,367	9,227
Retained deficit	(113,519)	(104,065)
Treasury stock—252,815 common shares, at cost	(2,325)	(2,325)

Total common stockholders’ equity	780,020	753,488

Total liabilities and common stockholders’ equity	$2,875,290	$2,918,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues and other income:
Domestic rentals	$86,592	$78,649
International rentals	55,569	51,440
Parts, service and used equipment	44,607	37,770
Compressor and accessory fabrication	28,150	21,380
Production and processing equipment fabrication	53,429	80,140
Equity in income of non-consolidated affiliates	4,852	2,880
Other	1,092	1,428

	274,291	273,687

Expenses:
Domestic rentals	35,539	31,204
International rentals	17,126	15,020
Parts, service and used equipment	33,230	24,463
Compressor and accessory fabrication	25,916	18,638
Production and processing equipment fabrication	47,696	69,562
Selling, general and administrative	39,873	39,272
Foreign currency translation	(1,502)	373
Cost of litigation settlement	(60)	42,103
Other	(40)	1,367
Depreciation and amortization	42,984	34,578
Leasing expense	—	22,335
Interest expense	35,250	12,147

	276,012	311,062

Loss from continuing operations before income taxes	(1,721)	(37,375)
Provision for (benefit from) income taxes	7,647	(11,745)

Loss from continuing operations	(9,368)	(25,630)
Income (loss) from discontinued operations, net of tax	(86)	475
Loss from write downs of discontinued operations, net of tax	—	(1,444)

Net loss	$(9,454)	$(26,599)

Basic loss per common share:
Loss from continuing operations	$(0.11)	$(0.32)
Loss from discontinued operations, net of tax	—	(0.01)

Net loss	$(0.11)	$(0.33)

Diluted loss per common share:
Loss from continuing operations	$(0.11)	$(0.32)
Loss from discontinued operations, net of tax	—	(0.01)

Net loss	$(0.11)	$(0.33)

Weighted average common and equivalent shares outstanding:
Basic	83,035	80,435

Diluted	83,035	80,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(9,454)	$(26,599)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	1,048	426
Foreign currency translation adjustment	(907)	3,310

Comprehensive loss	$(9,313)	$(22,863)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,454)	$(26,599)
Adjustments:
Depreciation and amortization	42,984	34,578
Amortization of debt issuance costs and debt discount	30	30
Loss from discontinued operations, net of tax	86	969
Bad debt expense	750	1,002
Gain on sale of property, plant and equipment	(4)	(886)
Equity in income of non-consolidated affiliates, net of dividends received	(4,288)	(2,880)
Gain on derivative instruments	—	(1,960)
Provision for inventory impairment and reserves	757	1,251
Provision for estimated cost of litigation settlement, in excess of cash paid	(60)	42,103
Gain on sale of non-consolidated affiliates	(300)	—
Restricted stock compensation expense	391	169
Pay-in-kind interest on long-term notes payable	4,965	5,171
Deferred income taxes	3,786	(13,402)
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(27,450)	(9,321)
Inventory	(13,601)	(8,254)
Costs and estimated earnings versus billings on uncompleted contracts	9,800	(2,685)
Accounts payable and other liabilities	(11,140)	(20,803)
Advance billings	(5,708)	(2,336)
Other	6,076	(71)

Net cash used in continuing operations	(2,380)	(3,924)
Net cash provided by discontinued operations	299	1,182

Net cash used in operating activities	(2,081)	(2,742)

Cash flows from investing activities:
Capital expenditures	(17,074)	(36,383)
Payments for deferred lease transaction costs	—	(1,097)
Proceeds from sale of property, plant and equipment	5,657	4,442
Proceeds from sale of non-consolidated affiliates	4,663	—
Cash used to acquire investments in and advances to non-consolidated affiliates	—	(1,531)

Net cash used in continuing operations	(6,754)	(34,569)
Net cash provided by (used in) discontinued operations	167	(281)

Net cash used in investing activities	(6,587)	(34,850)

Cash flows from financing activities:
Borrowings on revolving credit facilities	6,000	46,500
Repayments on revolving credit facilities	(27,000)	(13,500)
Payments for debt issue costs	(39)	(687)
Proceeds from warrant conversions and stock options exercised	5,552	108
Net borrowings (repayments) of other debt	(2,681)	7,196

Net cash provided by (used in) continuing operations	(18,168)	39,617
Net cash used in discontinued operations	—	(378)

Net cash provided by (used in) financing activities	(18,168)	39,239

Effect of exchange rate changes on cash and equivalents	298	90

Net increase (decrease) in cash and cash equivalents	(26,538)	1,737
Cash and cash equivalents at beginning of period	56,619	19,011

Cash and cash equivalents at end of period	$30,081	$20,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hanover Compressor Company (“Hanover”, “we”, “us”, “our” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of Hanover for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. These interim results are not necessarily indicative of results for a full year.

Earnings Per Common Share

Basic loss per common share is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding for the period. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options and warrants to purchase common stock, restricted stock, convertible senior notes and convertible subordinated notes, unless their effect would be anti-dilutive.

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted loss per common share (in thousands):

	Three Months Ended
	March 31,
	2004		2003
Weighted average common shares outstanding—used in basic loss per common share	83,035		80,435
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	*	*	*	*
On exercise of warrants	*	*	*	*
On conversion of convertible subordinated notes due 2029	*	*	*	*
On conversion of convertible senior notes due 2008	*	*	*	*
On conversion of convertible senior notes due 2014	*	*	*	*

Weighted average common shares and dilutive potential common shares— used in dilutive loss per common share	83,035		80,435

**	Excluded from diluted loss per common share as the effect would have been anti-dilutive.

The table below indicates the potential shares of common stock issuable which were excluded from net dilutive potential shares of common stock issuable as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	2,163	1,347
On exercise of options-exercise price greater than average market value at end of period	1,207	4,319
On exercise of warrants	4	4
On conversion of convertible subordinated notes due 2029	4,825	4,825
On conversion of convertible senior notes due 2008	4,370	4,370
On conversion of convertible senior notes due 2014	9,583	—

	22,152	14,865

Stock-Based Compensation

Certain of our employees participate in stock option plans that provide for the granting of options to purchase shares of Hanover common stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) Hanover measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The following pro forma net loss and loss per share data illustrates the effect on net loss and net loss per share if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Three Months Ended
	March 31,
	2004	2003
Net loss as reported	$(9,454)	$(26,599)
Add back: Restricted stock grant expense, net of tax	391	110
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(978)	(398)

Pro forma net loss	$(10,041)	$(26,887)

Loss per share:
Basic, as reported	$(0.11)	$(0.33)
Basic, pro forma	$(0.12)	$(0.33)
Diluted, as reported	$(0.11)	$(0.33)
Diluted, pro forma	$(0.12)	$(0.33)

As of March 31, 2004, 469,000 shares of restricted stock were outstanding under our incentive compensation plans. We will recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. During the three months ended March 31, 2004 and 2003, we recognized $0.4 million and $0.1 million, respectively, in compensation expense related to these grants.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2004 financial statement classification. These reclassifications have no impact on net income.

2.	INVENTORIES

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2004	2003
Parts and supplies	$124,063	$114,063
Work in progress	28,367	29,412
Finished goods	15,670	11,822

	$168,100	$155,297

As of March 31, 2004 and December 31, 2003 we had inventory reserves of approximately $13.2 million and $12.7 million, respectively.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Compression equipment, facilities and other rental assets	$2,414,218	$2,407,873
Land and buildings	80,702	80,142
Transportation and shop equipment	75,219	77,912
Other	41,494	41,741

	2,611,633	2,607,668
Accumulated depreciation	(614,735)	(580,014)

	$1,996,898	$2,027,654

4.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement Services Company, L.P. to EMS Pipeline Services, L.L.C. for $4.9 million, of which $0.2 million has been put in escrow subject to the outcome of post closing working capital adjustments. We have no obligation to the purchaser with respect to any post-closing adjustment in excess of the escrowed amount. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.

5.	DEBT

Short-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Belleli—factored receivables	$15,369	$13,261
Belleli—revolving credit facilities	13,167	16,141
Other, interest at 5.0%	—	3,117

Short-term debt	$28,536	$32,519

Belleli finances its operations through the factoring of its receivables and a revolving credit facility. Belleli’s factoring arrangements are typically short term in nature and at each of March 31, 2004 and December 31, 2003 bore interest at a weighted average rate of 4.0%. Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.4% and 3.2% at March 31, 2004 and December 31, 2003, respectively. These revolving credit facilities are all short-term and expire at different times in 2004 and are partially secured by letters of credit issued and outstanding under Hanover’s bank credit facility of $9.7 million as of March 31, 2004.

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Bank credit facility due December 2006	$6,000	$27,000
4.75% convertible senior notes due 2008	192,000	192,000
4.75% convertible senior notes due 2014	143,750	143,750
8.625% senior notes due 2010	200,000	200,000
2000A equipment lease notes, interest at 4.1%, due March 2005	193,600	193,600
2000B equipment lease notes, interest at 4.1%, due October 2005	167,411	167,411
2001A equipment lease notes, interest at 8.5%, due September 2008	300,000	300,000
2001B equipment lease notes, interest at 8.8%, due September 2011	250,000	250,000
Zero coupon subordinated notes, interest at 11.0%, due March 2007	190,465	185,501
7.25% convertible subordinated notes due 2029	86,250	86,250
Real estate mortgage, interest at 3.1%, collateralized by certain land and buildings, payable through September 2004	2,833	2,917
Fair value adjustment — fixed to floating interest rate swaps	(1,080)	—
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	7,409	1,875

	1,738,638	1,750,304
Less—current maturities	(196,929)	(3,511)

Long-term debt	$1,541,709	$1,746,793

Maturities of long-term debt (excluding interest to be accrued thereon) at March 31, 2004 are (in thousands):

March 31,
2004
2004	$3,213
2005	361,512
2006	6,297
2007	196,474
2008	492,045
Thereafter	679,097

$1,738,638

As of March 31, 2004, we had approximately $6 million in borrowings and approximately $90 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (i) $40 million in unsecured indebtedness, (ii) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (iii) $25 million of secured purchase money indebtedness.

As of March 31, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility as of March 31, 2004 was approximately $245 million.

We have classified our 2000A equipment lease note as current since it matures in March 2005. Our availability under our bank credit facility may be used to finance maturing debt obligations or we may seek other sources of financing.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions and our 8.625% Senior Notes due 2010 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B sale leaseback transactions define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Accrued salaries, bonuses and other employee benefits	$20,218	$20,533
Accrued income and other taxes	29,016	15,948
Current portion of hedge instruments	11,556	11,703
Shareholder litigation settlement accrual	968	32,692
Accrued interest	15,425	23,228
Accrued other	34,096	51,337

	$111,279	$155,441

7.	ACCOUNTING FOR DERIVATIVES

We use derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuations on a portion of our debt and leasing obligations. Our primary objective is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of our debt portfolio. We do not use derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not reflected in our consolidated statement of operations until the corresponding hedged transaction is settled. The ineffective portion is reported in earnings immediately.

In March 2004, we entered into two interest rate swaps to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2004:

Floating Rate to be Paid	Maturity Date	Fixed Rate to be Received	Notional Amount
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000,000
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000,000

As of March 31, 2004, a total of approximately $4.0 million in other current assets, $5.0 million in long-term liabilities and a $1.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps.

During 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount
March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the quarters ended March 31, 2004 and 2003, we recorded income of approximately $1.6 million and $0.7 million, respectively, related to these three swaps ($1.6 million and $0.4 million net of tax) in other comprehensive income. As of March 31, 2004, a total of approximately $11.6 million was recorded in current liabilities and approximately $1.9 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense thereafter. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $2.0 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the three months ended March 31, 2003.

The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

8.	COMMITMENTS AND CONTINGENCIES

Hanover has issued the following guarantees that are not recorded on our accompanying balance sheet:

		Maximum Potential
		Undiscounted
		Payments as of
	Term	March 31, 2004
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2005	$10,387
El Furrial (1)	2013	39,028
Other:
Performance guarantees through letters of credit (2)	2004-2007	76,420
Standby letters of credit	2004	25,415
Bid bonds and performance bonds (2)	2004-2007	82,570

		$233,820

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations some of which may be fulfilled by third parties.

As part of the Production Operators Corporation (“POC”) acquisition purchase price, Hanover may be required to make a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover through 2016. To date we have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.

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

On and after March 26, 2003, three plaintiffs filed separate putative class actions against Hanover, certain named individuals and other purportedly unknown defendants, in the United States District Court for the Southern District of

Texas. The alleged class was composed of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action sought relief under ERISA based upon Hanover’s and the individual defendants’ alleged mishandling of Hanover’s 401(k) Plan. The three ERISA putative class actions were entitled: Kirkley v. Hanover, Case No. H-03-1155; Angleopoulos v. Hanover, Case No. H-03-1064; and Freeman v. Hanover, Case No. H-03-1095. On August 1, 2003, the three ERISA class actions were consolidated into the Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust federal securities class action. On October 9, 2003, a consolidated amended complaint was filed by the plaintiffs in the ERISA class action against Hanover, Michael McGhan, Michael O’Connor and William Goldberg on behalf of themselves and a class of persons who purchased or held Hanover securities in their 401(k) Plan between May 4, 1999 and December 23, 2002.

This action alleged generally that, in connection with the transactions that were restated in 2002, we and certain individuals acting as fiduciaries of Hanover’s 401(k) Plan breached our fiduciary duties to the plan participants by offering Hanover common stock as an investment option, failing to provide material information to plan participants regarding the suitability of Hanover common stock as an investment alternative, failing to monitor the performance of plan fiduciaries, and failing to provide material information to other fiduciaries.

On October 23, 2003, we entered into a Stipulation and Agreement of Settlement to settle all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions described above. The terms of the settlement provided for us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but will be extinguished (with no money owing under it) if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007. In addition, upon the occurrence of a change of control of Hanover, if the change of control or shareholder approval of the change of control occurs before February 9, 2005, which is twelve months after the entry of the final court approval of the settlement, we will be obligated to contribute an additional $3 million to the settlement fund. As part of the settlement, we have also agreed to implement corporate governance enhancements, including allowing shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February 4, 2004 we appointed Margaret K. Dorman and Stephen M. Pazuk to our board of directors) and making certain changes to our code of conduct.

GKH Investments, L.P. and GKH Private Limited (collectively “GKH”) which formerly owned more than 10% of Hanover’s outstanding common stock and which sold shares in our March 2001 secondary offering of common stock, are parties to the settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the settlement provided for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources to the settlement fund.

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

On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above, including the dismissal of each of the actions other than the Coffelt Family derivative action filed in the Delaware Chancery Court. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. On March 16, 2004, the Delaware Chancery Court dismissed the Coffelt Family derivative action. The settlement has therefore become final and will be implemented according to its terms. In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. Our independent auditor, PricewaterhouseCoopers, is not a party to the settlement and remains a party to the securities class action.

The estimated $3.6 million fair value of the contingent note issued was based on the present value of the future cash flows discounted at borrowing rates currently available to us for debt with similar terms and maturities. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. Upon the issuance of the note, the discount will be amortized to interest expense over the term of the note. The note could be extinguished without a payment (if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007). At March 31, 2004, we recorded an asset for the value of the embedded derivative, as required by SFAS 133. We estimated the value of the derivative and reduced the amount we included for the estimate of the value of the note by approximately $2.3 million at each of March 31, 2004 and December 31, 2003. This asset will be marked to market in future periods with any increase or decrease included in our statement of operations. On April 21, 2004, we issued the contingent note in the principal amount of $6.7 million to the escrow agent for the settlement fund.

As of December 31, 2003, our accompanying balance sheet included a $33.4 million long-term liability and $32.7 million in accrued liabilities related to amounts that were expected to be paid in the next twelve months. In the first quarter of 2004, we released the escrow settlement fund, issued the shares and reclassified $29.8 million, the estimated value of our common stock issued, from other liabilities to stockholders’ equity and included the shares in our weighted average outstanding shares used for earnings per share calculations.

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environmental Department (the “Division”), of potential violations of State regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay annual filing fees for compressor units located on sites for more than one year. We promptly paid the required fees and filed the required notices, correcting the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, the amount was reduced to $189,768. We subsequently responded to the penalty assessment, challenging the basis of the Division’s penalty calculation. As a result of our challenge, the Division agreed to a Stipulated Motion for Time to File Answer and further agreed to meet with us and negotiate a final settlement. On April 8, 2004, Hanover met with Division officials in Santa Fe and agreed to a final settlement of all alleged violations in the amount of $105,464, to be paid in a lump sum in the month of July 2004. We have submitted a Settlement Agreement and Stipulated Final Order summarizing the settlement to the Division for execution and final resolution of this matter.

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. We understand that Global must complete a significant financing for part of the project in the near term or Shell would be able to terminate its contract with Global. Global has orally informed us that they have completed a financing, although it is not clear to us whether the funds raised will be sufficient to perform their obligations under the Shell contract. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under the Shell contract. We believe that Global is in default with respect to certain agreements they have with us, as a result of which we believe we have certain termination rights. We are currently in discussions with Global regarding our relationship with them and this project. We cannot currently predict the outcome of such discussions.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. We currently have an investment of approximately $30.2 million associated with the barge facility and approximately $4.1 million associated with advances to, and our investment in, Global.

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

9.	RELATED-PARTY TRANSACTIONS

We received a letter on March 11, 2004 from the administrative trustee of the GKH Liquidating Trust indicating it and one of its affiliates had decided to distribute 5.8 million shares of the 8.3 million shares of Hanover common stock owned by the GKH Liquidating Trust (formerly held by GKH) and its affiliate to the relevant beneficiaries. We understand that in April 2004 GKH contributed the remaining 2.5 million shares of our common stock held by GKH to the settlement fund.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” as revised in December 2003 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate the variable interest entity (“VIE”) in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. Prior to 2004, we had adopted the provisions of FIN 46 related to equipment leases and mandatorily redeemable convertible preferred securities as discussed below. During the quarter ended March 31, 2004, no further adjustments were made to our consolidated financial statements under the provisions of FIN 46.

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

We have a subsidiary trust that we consolidated prior to our adoption of FIN 46 that has mandatorily redeemable convertible preferred securities outstanding that have a liquidation value of $86.3 million. Prior to December 31, 2003, these securities were reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the mandatorily redeemable preferred securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These intercompany notes have previously been eliminated in our consolidated financial statements. The changes related to our mandatorily redeemable convertible preferred securities for our balance sheet are reclassifications and no impact on our consolidated results of operations or cash flow.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $28.6 million in sale leaseback obligations that are currently reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2004, the yield rates on the outstanding equity certificates ranged from 4.3% to 9.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

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

We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses attributable to that segment. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, provision for cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other” include equity in income of non-consolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers. Intersegment sales and any resulting profits are eliminated in consolidation. We no longer include intersegment sales when we evaluate the performance of our segments and have adjusted prior periods to conform to the 2004 presentation.

The following tables present sales and other financial information by industry segment for the three months ended March 31, 2004 and 2003.

			Parts, service		Production
	Domestic	International	and used	Compressor	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Eliminations	Consolidated
				(in thousands)
March 31, 2004:
Revenues from external customers	$86,592	$55,569	$44,607	$28,150	$53,429	$5,944	$—	$274,291
Gross profit	51,053	38,443	11,377	2,234	5,733	5,944	—	114,784
March 31, 2003:
Revenues from external customers	$78,649	$51,440	$37,770	$21,380	$80,140	$4,308	$—	$273,687
Gross profit	47,445	36,420	13,307	2,742	10,578	4,308	—	114,800

12.	DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our domestic rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our condensed consolidated statement of operations. Due to changes in market conditions, the disposal plan was not completed in 2003. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale. We have sold certain assets for total sales proceeds of $1.8 million, during the quarter ended March 31, 2004. The remaining assets are expected to be sold within the next 12 months and the assets and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.

Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues and other:
Domestic rentals	$5	$1,671
Parts, service and used equipment	3,247	3,629
Equity in income of non-consolidated affiliates	—	414
Other	(3)	(87)

	3,249	5,627

Expenses:
Domestic rentals	160	299
Parts, service and used equipment	2,189	2,504
Selling, general and administrative	986	1,684
Interest expense	—	304
Other	—	46

	3,335	4,837

Income (loss) from discontinued operations before income taxes	(86)	790
Provision for income taxes	—	315

Income (loss) from discontinued operations	$(86)	$475

Summary balance sheet data for assets held for sale as of March 31, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$6,829	$10,527	$—	$17,356
Property, plant and equipment	620	1,135	9,664	11,419

Assets held for sale	7,449	11,662	9,664	28,775
Current liabilities	—	1,057	—	1,057

Liabilities held for sale	—	1,057	—	1,057

Net assets held for sale	$7,449	$10,605	$9,664	$27,718

Summary balance sheet data for assets held for sale as of December 31, 2003 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$6,820	$10,524	$—	$17,344
Property, plant and equipment	924	1,386	11,671	13,981

Assets held for sale	7,744	11,910	11,671	31,325
Current liabilities	—	1,128	—	1,128

Liabilities held for sale	—	1,128	—	1,128

Net assets held for sale	$7,744	$10,782	$11,671	$30,197

13. INCOME TAXES

During the first quarter 2004, we recorded a net tax provision of $7.6 million compared to a benefit from taxes of $11.7 million for the first quarter 2003. Our effective tax rate for the first quarter 2004 was (444)%, compared to 31% for the first quarter 2003. Due to Hanover’s recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, our provision for income taxes for the first quarter 2004 did not include a tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized during 2004. As a result, our provision includes a 0% effective tax rate on our U.S. loss and a 30.6% tax rate on our international source income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe Hanover’s future plans, objectives or goals or future revenues or other future financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	legislative changes or changes in economic or political conditions in the countries in which we do business;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and failures and natural disasters;

•	our inability to implement certain business objectives, such as:

•	integrating acquired businesses,

•	implementing our new enterprise resource planning systems,

•	generating sufficient cash,

•	accessing the capital markets,

•	refinancing existing or incurring additional indebtedness to fund our business, and

•	executing our exit and sale strategy with respect to assets classified on our balance sheet as discontinued operations and held for sale;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.

Other factors besides those described in this Form 10-Q could also affect our actual results. You should not unduly rely on the forward-looking statements contained in this Form 10-Q, which speak only as of the date of this Form 10-Q. Except as otherwise required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2003 and the reports we file from time to time with the SEC after the date of this Form 10-Q. All forward-looking statements attributable to Hanover are expressly qualified in their entirety by this cautionary statement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Overview

Our revenue and other income in the first quarter 2004 was $274.3 million compared to first quarter 2003 revenue and other income of $273.7 million. Net loss for the first quarter 2004 was $9.5 million, or $0.11 per share, compared with a net loss of $26.6 million, or $0.33 per share, in the first quarter 2003. Our provision for income taxes for the first quarter 2004 did not include a tax benefit for our estimate of anticipated U.S. losses. Based on a statutory rate, we estimate that our tax expense was approximately $9.4 million higher because of our current tax position in the U.S. This expense is discussed in detail under “Income Taxes” below.

In the first quarter 2004, we realized continued improvement in our domestic rental fleet utilization which increased from approximately 76% at year end 2003 to 78% at the end of the first quarter 2004. During the quarter ended March 31, 2004, we also achieved an improvement in backlog in both the compression and production and processing fabrication lines of business. Our parts, service and used equipment business segment benefited from strong installation revenue and gross profit in the first quarter 2004, but the base parts and service revenue was lower than anticipated due to continued delays in maintenance by our customers because of the current strong gas price environment, particularly in North America.

Total compression horsepower at March 31, 2004 was approximately 3,478,000, consisting of approximately 2,564,000 horsepower in the United States and approximately 914,000 horsepower internationally. Hanover’s total compression horsepower utilization rate at March 31, 2004 was approximately 82%, an increase over utilization of approximately 81% at December 31, 2003 and approximately 79% at March 31, 2003. Domestic and international utilization at March 31, 2004 was approximately 78% and 94%, respectively, compared to approximately 76% and 94%, respectively, at December 31, 2003, and approximately 73% and 94%, respectively, at March 31, 2003.

At March 31, 2004, Hanover’s total third-party fabrication backlog, excluding Belleli, was approximately $97 million compared to approximately $46 million at December 31, 2003 and $94 million at March 31, 2003. Backlog for Belleli at March 31, 2004 was approximately $124 million, compared to approximately $107 million at December 31, 2003 and $64 million at March 31, 2003. The compressor and accessory fabrication backlog was approximately $52 million at March 31, 2004, compared to approximately $28 million at December 31, 2003, and $43 million at March 31, 2003. The backlog for production and processing equipment fabrication, excluding Belleli, was approximately $45 million at March 31, 2004 compared to approximately $18 million at December 31, 2003, and $52 million at March 31, 2003.

Industry Conditions

The North American rig count increased by 15% to 1,598 at March 31, 2004 from 1,390 at March 31, 2003, and the twelve-month rolling average North American rig count increased by 28% to 1,467 at March 31, 2004 from 1,145 at March 31, 2003. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $5.16 per Mcf at March 31, 2004 from $4.29 per Mcf at March 31, 2003. During 2003, we did not experience any significant growth in domestic rentals or purchases of equipment and services by our customers, which we believe is primarily the result of the lack of a significant increase in U.S. natural gas production levels. However, with several non-operational issues behind us, we are focused on improving our sales success ratio on new bid opportunities and anticipate some revenue growth in 2004.

Facility Consolidation

We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two additional facilities. During the first quarter of 2004, we incurred an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to March 31, 2004, our U.S. workforce has decreased by approximately 700 employees.

U.S. Tax Position

As a result of recent operating losses, we were in a net deferred tax asset position (for U.S. income tax purposes) for the first time in 2003. Due to our recent domestic tax losses, we could not reach the conclusion that it was “more likely than not” that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, for 2003 we provided a $25.7 million deferred tax valuation allowance against our net U.S. deferred tax asset. We will be required to record additional valuation allowances if our domestic deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. If we are required to record additional valuation allowances, our effective tax rate will be above the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2004, unless we are able to implement tax planning strategies that would minimize or eliminate the amount of such additional valuation allowances prior to the end of the year, and we may be required to record additional valuation allowances in future periods.

Summary of Business Segment Results

Domestic Rentals
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$86,592	$78,649	10%
Operating expense	35,539	31,204	14%

Gross profit	$51,053	$47,445	8%
Gross margin	59%	60%	(1)%

Domestic rental revenue and gross profit increased in the first quarter 2004, compared to the first quarter 2003, due primarily to improved utilization in our compression rental fleet. We believe that our utilization increased due to an improvement in market conditions and our focus on putting idle units into service. Utilization of our domestic compression rental fleet increased to approximately 78% at March 31, 2004 from approximately 73% at March 31, 2003. Our utilization increased due to a 2% increase in contracted units, the retirement of units to be sold or scrapped and the deployment of units into international operations. Gross margin for the first quarter 2004 decreased slightly, compared to the first quarter 2003, due to increased maintenance and repair expense and increased start up costs associated with bringing idle compression units online.

International Rentals
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$55,569	$51,440	8%
Operating expense	17,126	15,020	14%

Gross profit	$38,443	$36,420	6%
Gross margin	69%	71%	(2)%

First quarter 2004 international rental revenue and gross profit increased, compared to the first quarter 2003, due to increased compression rental activity, primarily in Argentina and Mexico, and the addition in the second half of 2003 of two gas processing plants in Mexico and Brazil. Gross margin for the first quarter 2004 decreased when compared to the first quarter 2003, primarily because of the inclusion of approximately $1.7 million of 2002 revenue that was recognized in the first quarter 2003 as a result of concerns about the ultimate receipt of this revenue due to the unofficial national strike in Venezuela.

Parts, Service and Used Equipment
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$44,607	$37,770	18%
Operating expense	33,230	24,463	36%

Gross profit	$11,377	$13,307	(15)%
Gross margin	26%	35%	(9)%

Parts, service and used equipment revenue for the first quarter 2004 was higher than the first quarter 2003 due primarily to increased installation sales which were partly offset by a decrease in revenue from our domestic parts and service business. We believe our North American customers have delayed maintenance in order to keep their equipment on-line for longer periods due to the increase in price of natural gas. Gross profit and gross margin for the first quarter 2004 were lower than the results for the first quarter 2003 primarily due to slower activity in parts and service in North America and a high margin on a used equipment sale in the first quarter 2003. For the first quarter 2004, parts and service revenue was $25.2 million with a gross margin of 25%, compared to $29.8 million and 32%, respectively, for the first quarter 2003. Used rental equipment and installation sales revenue in the first quarter 2004 was $19.4 million with a gross margin of 27%, compared to $8.0 million with a 48% gross margin for the first quarter 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$28,150	$21,380	32%
Operating expense	25,916	18,638	39%

Gross profit	$2,234	$2,742	(19)%
Gross margin	8%	13%	(5)%

For the first quarter 2004, compression fabrication revenue increased primarily due to our increased focus on fabrication that led to increased sales. Gross profit and gross margin declined in the first quarter 2004, compared to first quarter 2003, due primarily to continued strong competition for new orders, which negatively impacted sales prices and the resulting gross margin.

Production and Processing Equipment Fabrication
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$53,429	$80,140	(33)%
Operating expense	47,696	69,562	(31)%

Gross profit	$5,733	$10,578	(46)%
Gross margin	11%	13%	(2)%

Production and processing equipment fabrication revenue for the first quarter 2004 was lower than for the first quarter 2003, primarily due to a decrease in orders experienced in the second half of 2003 from our customers. We believe our consolidation efforts, management changes and non-operational issues impacted our sales efforts. However, we are focusing on improving our sales success ratio on new bid opportunities which has resulted in the recent improvement in our backlog. Included in production and processing equipment fabrication revenue and expense for the first quarter 2004 was $30.3 million in revenue and $26.9 million in expense for Belleli, compared to $35.4 million in revenue and $31.7 million in expense in the first quarter 2003. Belleli revenue was down, compared to the first quarter 2003, due to reduced activity in the Middle East. Gross profit and gross margin for production and processing equipment fabrication for the first quarter of 2004 declined, compared to the first quarter 2003, due primarily to a decrease in revenue which led to lower utilization of our fabrication facilities resulting in less absorption of fixed overhead that negatively impacts gross margins.

Other Income

Equity in income of non-consolidated affiliates increased by $2.0 million to $4.9 million during the for the first quarter 2004, from $2.9 million during the first quarter 2003. This increase is primarily due to an improvement in results from our equity interest in El Furrial that experienced a fire in the first quarter 2003, offset partly by a decrease in earnings due to our sale of our interest in Hanover Measurement.

Expenses

Selling, general, and administrative expense (“SG&A”) for the first quarter 2004 was $39.9 million, compared to $39.3 million in the first quarter 2003. For the first quarter 2004, Belleli SG&A expense was $3.6 million, compared to $2.5 million in the first quarter 2003. The increase in SG&A expense at Belleli was primarily due to the appreciation of the Euro relative to the U.S. Dollar. This increase was partially offset by the reversal of a $1.3 million legal accrual for our domestic operations for which a settlement was reached.

Depreciation and amortization expense for the first quarter 2004 increased to $43.0 million, compared to $34.6 million for the same period a year ago. First quarter 2004 depreciation and amortization increased primarily due to additional depreciation expense of approximately $4.2 million associated with the compression equipment operating leases that were consolidated into Hanover’s financial statements in the third quarter 2003 and increased depreciation expense due to additions to the rental fleet, including maintenance capital, placed in service during the first quarter 2004 and during 2003.

Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating on our balance sheet the entities that lease compression equipment to us. See the discussion of the adoption of FIN 46 under “New Accounting Pronouncements” below. As a result, during the first quarter 2004 as compared to the first quarter 2003, our interest expense increased $23.1 million to $35.3 million and our leasing expense decreased $22.3 million to $0.

Foreign currency translation for the first quarter 2004 was a gain of $1.5 million, compared to a loss of $0.4 million for the three months ended March 31, 2003. The foreign currency translation gain was primarily due to the devaluation of the Venezuelan bolivar. The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended March 31,
	2004	2003
Argentina	$(221)	$1,313
Venezuela	956	(1,526)
All other countries	767	(160)

Exchange gain (loss)	$1,502	$(373)

Provision for Securities Litigation Settlement

During the first quarter 2003, we recorded a $42.1 million charge as the estimated cost of our securities litigation settlement compared to a $0.1 million reduction resulting from the marked-to-market impact of the embedded derivative related to the shareholder note recorded during the first quarter 2004. For further detail on the securities litigation settlement see the discussion under “Legal Proceedings.”

Income Taxes

During the first quarter 2004, we recorded a net tax provision of $7.6 million compared to a benefit from taxes of $11.7 million for the first quarter 2003. Our effective tax rate for the first quarter 2004 was (444)%, compared to 31% for the first quarter 2003. Due to Hanover’s recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, our provision for income taxes for the first quarter 2004 did not include a tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized during 2004. As a result, our provision includes a 0% effective tax rate on our U.S. loss and a 30.6% tax rate on our international source income. Based on a U.S. statutory rate, we estimate that our tax expense for the first quarter of 2004 was approximately $9.4 million higher because of its current tax position in the U.S.

Discontinued Operations

During the fourth quarter 2002, we reviewed our business lines and the board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income from discontinued operations decreased $0.6 million to a net loss of $0.1 million during the first quarter 2004, from an income of $0.5 million during the first quarter 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balance amounted to $30.1 million at March 31, 2004 compared to $56.6 million at December 31, 2003. Working capital decreased to $87.3 million at March 31, 2004 from $255.2 million at December 31, 2003. The decrease in working capital was primarily attributable to the reclassification of our 2000A equipment lease notes, due March 2005, to current liabilities. Our availability under our bank credit facility may be used to finance maturing debt obligations or we may seek other sources of financing.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flow, are summarized in the table below (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Net cash provided by (used in) continuing operations:
Operating activities	$(2,380)	$(3,924)
Investing activities	(6,754)	(34,569)
Financing activities	(18,168)	39,617
Effect of exchange rate changes on cash and cash equivalents	298	90
Net cash provided by discontinued operations	466	523

Net change in cash and cash equivalents	$(26,538)	$1,737

The decrease in cash used in operating activities for the first quarter 2004 as compared to the first quarter 2003 was primarily due to an increase in accounts receivable and inventory.

The decrease in cash used in investing activities during the first quarter 2004 as compared to the first quarter 2003 was primarily attributable to a decrease in capital expenditures and the $4.7 million in proceeds received from the sale of our interest in Hanover Measurement Services Company, LP.

The increase in cash used in financing activities was primarily due to a net reduction in borrowings from our bank credit facility.

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During 2004, we plan to spend approximately $100 million to $150 million on capital expenditures, including (1) rental equipment fleet additions and (2) approximately $50 million to $60 million on equipment maintenance capital. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations were not realized. Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt. Subsequent to December 31, 2003, there have been no significant changes to our obligations to make future payments under existing contracts.

As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our consolidated balance sheet. The possibility of our having to honor these commitments is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established.

Our bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (4.1% weighted average interest rate at March 31, 2004). A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

As of March 31, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility as of March 31, 2004 was approximately $245 million. While there is no assurance, we believe based on our current projections for 2004 that we will be in compliance with the financial covenants in our bank credit facility and the agreements related to our compression equipment lease obligations.

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of March 31, 2004, we had approximately $6.0 million in borrowings and approximately $90.0 million in letters of credit outstanding under our bank credit facility (4.1% weighted average effective rate at March 31, 2004). Our bank credit facility permits us to incur indebtedness, subject to covenant limitations described above, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (1) $40 million in unsecured indebtedness, (2) $50 million of non-recourse indebtedness of unqualified subsidiaries, and (3) $25 million of secured purchase money indebtedness.

In June 2003, we filed a shelf registration statement with the SEC pursuant to which we may from time to time publicly offer equity, debt or other securities in an aggregate amount not to exceed $700 million. The SEC subsequently declared the shelf registration statement effective on November 19, 2003 and in December 2003 we issued approximately $344 million in securities under our shelf registration statement. Subject to market conditions, the shelf registration statement will be available to offer one or more series of additional debt or other securities in an aggregate principal amount up to the remaining amount available.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions and our 8.625% Senior Notes due 2010 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.

As of March 31, 2004, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody's	& Poor's
Outlook	Stable	Negative
Senior implied rating	B1	BB-
Bank credit facility due December 2006	Ba3	—
4.75% convertible senior notes due 2008	B3	—
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	—
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	—
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	—
Senior secured	—	B+
Senior unsecured	—	B

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities that were issued by Hanover Compressor Capital Trust, our wholly-owned subsidiary. See discussion of the impact of FIN 46 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

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

We use derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuation on a portion of our debt and leasing obligations. Our primary objective is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of our debt portfolio. We do not use derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not reflected in our consolidated statement of operations until the corresponding hedged transaction is settled. The ineffective portion is reported in earnings immediately.

In March 2004, we entered into two interest rate swaps to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2004:

Floating Rate to be Paid	Maturity Date	Fixed Rate to be Received	Notional Amount
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000,000
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000,000

As of March 31, 2004, a total of approximately $4.0 million in other current assets, $5.0 million in long term liabilities and a $1.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps.

During 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Fixed rate to be paid	Notional Amount
March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the quarters ended March 31, 2004 and 2003, we recorded income of approximately $1.6 million and $0.7 million, respectively, related to these three swaps ($1.6 million and $0.4 million net of tax) in other comprehensive income. As of March 31, 2004, a total of approximately $11.6 million was recorded in current liabilities and approximately $1.9 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense thereafter. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $2.0 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the three months ended March 31, 2003.

The counterparties to the interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in or based on U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of these currencies relative to the U.S. dollar.

For the three months ended March 31, 2004, our Argentine operations represented approximately 5% of our revenue and 10% of our gross profit. For the three months ended March 31, 2004, our Venezuelan operations represented approximately 15% of our revenue and 23% of our gross profit. At March 31, 2004, we had approximately $26.2 million in accounts receivable related to our Venezuelan operations.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended March 31,
	2004	2003
Argentina	$(221)	$1,313
Venezuela	956	(1,526)
All other countries	767	(160)

Exchange gain (loss)	$1,502	$(373)

In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped substantially. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption of our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the three months ended March 31, 2003, we recognized approximately $1.7 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. In addition, a movement to call a referendum for early presidential elections has resulted in renewed civil strife in Venezuela. If such strife continues or escalates, our results of operations in Venezuela could be further materially and adversely affected.

In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of any further devaluation on our results will depend upon the amount of our assets exposed to currency fluctuation in Venezuela in future periods.

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. We understand that Global must complete a significant financing for part of the project in the near term or Shell would be able to terminate its contract with Global. Global has orally informed us that they have completed a financing, although it is not clear to us whether the funds raised will be sufficient to perform their obligations under the Shell contract. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under the Shell contract. We believe that Global is in default with respect to certain agreements they have with us, as a result of which we believe we have certain termination rights. We are currently in discussions with Global regarding our relationship with them and this project. We cannot currently predict the outcome of such discussions.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. We currently have an investment of approximately $30.2 million associated with the barge facility and approximately $4.1 million associated with advances to, and our investment in, Global.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate the VIE in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. Prior to 2004, we had adopted the provisions of FIN 46 related to equipment leases and mandatorily redeemable convertible preferred securities as discussed below. During the quarter ended March 31, 2004, no further adjustments were made to our consolidated financial statements under the provisions of FIN 46.

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

We have a subsidiary trust that we consolidated prior to our adoption of FIN 46 that has mandatorily redeemable convertible preferred securities outstanding that have a liquidation value of $86.3 million. Prior to December 31, 2003, these securities were reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the mandatorily redeemable preferred securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These intercompany notes have previously been eliminated in our consolidated financial statements. The changes related to our mandatorily redeemable preferred securities for our balance sheet are reclassifications and have no impact on our consolidated results of operations or cash flow.

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

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2004, the yield rates on the outstanding equity certificates ranged from 4.3% to 9.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate and foreign currency risk. Hanover and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At March 31, 2004, the fair market value of our interest rate swaps, excluding the portion attributable to and included in accrued interest, was a liability of approximately $14.6 million.

At March 31, 2004 we were party to three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

			Fair Value of the
	Company Pays		Swap at
Maturity Date	Fixed Rate	Notional Amount	March 31, 2004
3/11/2005	5.2550%	$100,000	$(3,755)
3/11/2005	5.2725%	$100,000	$(3,772)
10/26/2005	5.3975%	$100,000	$(5,950)

At March 31, 2004 we were party to two interest rate swaps to convert fixed rate debt to floating rate debt as follows (dollars in thousands):

			Fair Value of the
	Company Receives		Swap at
Maturity Date	Fixed Rate	Notional Amount	March 31, 2004
12/15/2010	8.625%	$100,000	$(1,238)
12/15/2010	8.625%	$100,000	$158

At March 31, 2004, due to these swaps we were exposed to variable interest rates, which fluctuate with market interest rates, on $200 million in notional debt. Assuming a hypothetical 10% increase in the variable rates from those in effect at March 31, 2004, the increase in our annual interest expense would be approximately $1.2 million.

At March 31, 2004, we were exposed to variable rental rates, which fluctuate with market interest rates, on a portion of the equipment leases we entered into in 2001 and 2000. Assuming a hypothetical 10% increase in the variable rates from those in effect at March 31, 2004, the increase in annual interest expense on the equipment lease notes would be approximately $0.5 million.

We are also exposed to interest rate risk on borrowings under our bank credit facility under which interest may be accrued on advances at a floating interest rate. At March 31, 2004, $6.0 million was outstanding bearing interest at a weighted average effective rate of 4.1% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at March 31, 2004, the increase in annual interest expense for advances under this facility would be approximately $25 thousand.

We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in or based on U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of those currencies relative to the U.S. dollar. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of any further devaluation on our results will depend upon the amount of our assets exposed to currency fluctuation in Venezuela in future periods.

For the three months ended March 31, 2004, our Argentine operations represented approximately 5% of our revenue and 10% of our gross profit. For the three months ended March 31, 2004, our Venezuelan operations represented approximately 15% of our revenue and 23% of our gross profit. At March 31, 2004, we had approximately $26.2 million in accounts receivable related to our Venezuelan operations.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended March 31,
	2004	2003
Argentina	$(221)	$1,313
Venezuela	956	(1,526)
All other countries	767	(160)

Exchange gain (loss)	$1,502	$(373)

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Hanover’s principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. Under the direction of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: information systems (including controls over access to the systems and segregation of duties); human resources; internal audit; tax accounting; planning and analysis; reconciliation of intercompany accounts; approval of capital expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under compression equipment lease agreements; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in the legal, accounting/finance and human resource areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934.

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

On and after March 26, 2003, three plaintiffs filed separate putative class actions against Hanover, certain named individuals and other purportedly unknown defendants, in the United States District Court for the Southern District of Texas. The alleged class was composed of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action sought relief under ERISA based upon Hanover’s and the individual defendants’ alleged mishandling of Hanover’s 401(k) Plan. The three ERISA putative class actions were entitled: Kirkley v. Hanover, Case No. H-03-1155; Angleopoulos v. Hanover, Case No. H-03-1064; and Freeman v. Hanover, Case No. H-03-1095. On August 1, 2003, the three ERISA class actions were consolidated into the Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust federal securities class action. On October 9, 2003, a consolidated amended complaint was filed by the plaintiffs in the ERISA class action against Hanover, Michael McGhan, Michael O’Connor and William Goldberg on behalf of themselves and a class of persons who purchased or held Hanover securities in their 401(k) Plan between May 4, 1999 and December 23, 2002.

This action alleged generally that, in connection with the transactions that were restated in 2002, we and certain individuals acting as fiduciaries of Hanover’s 401(k) Plan breached our fiduciary duties to the plan participants by offering Hanover common stock as an investment option, failing to provide material information to plan participants regarding the suitability of Hanover common stock as an investment alternative, failing to monitor the performance of plan fiduciaries, and failing to provide material information to other fiduciaries.

On October 23, 2003, we entered into a Stipulation and Agreement of Settlement to settle all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions described above. The terms of the settlement provided for us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but will be extinguished (with no money owing under it) if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007. In addition, upon the occurrence of a change of control of Hanover, if the change of control or shareholder approval of the change of control occurs before February 9, 2005, which is twelve months after the entry of the final court approval of the settlement, we will be obligated to contribute an additional $3 million to the settlement fund. As part of the settlement, we have also agreed to implement corporate governance enhancements, including allowing shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February 4, 2004 we appointed Margaret K. Dorman and Stephen M. Pazuk to our board of directors) and making certain changes to our code of conduct.

GKH Investments, L.P. and GKH Private Limited (collectively “GKH”) which formerly owned more than 10% of Hanover’s outstanding common stock and which sold shares in our March 2001 secondary offering of common stock, are parties to the settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the settlement provided for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources to the settlement fund.

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

On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above, including the dismissal of each of the actions other than the Coffelt Family derivative action filed in the Delaware Chancery Court. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. On March 16, 2004, the Delaware Chancery Court dismissed the Coffelt Family derivative action. The settlement has therefore become final and will be implemented according to its terms. In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. Our independent auditor, PricewaterhouseCoopers, is not a party to the settlement and remains a party to the securities class action.

The estimated $3.6 million fair value of the contingent note issued was based on the present value of the future cash flows discounted at borrowing rates currently available to us for debt with similar terms and maturities. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. Upon the issuance of the note, the discount will be amortized to interest expense over the term of the note. The note could be extinguished without a payment (if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007). At March 31, 2004, we recorded an asset for the value of the embedded derivative, as required by SFAS 133. We estimated the value of the derivative and reduced the amount we included for the estimate of the value of the note by approximately $2.3 million at each of March 31, 2004 and December 31, 2003. This asset will be marked to market in future periods with any increase or decrease included in our statement of operations. On April 21, 2004, we issued the contingent note in the principal amount of $6.7 million to the escrow agent for the settlement fund.

As of December 31, 2003, our accompanying balance sheet included a $33.4 million long-term liability and $32.7 million in accrued liabilities related to amounts that were expected to be paid in the next twelve months. In the first quarter of 2004, we released the escrow settlement fund, issued the shares and reclassified $29.8 million, the estimated value of our common stock issued, from other liabilities to stockholders’ equity and included the shares in our weighted average outstanding shares used for earnings per share calculations.

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environmental Department (the “Division”), of potential violations of State regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay annual filing fees for compressor units located on sites for more than one year. We promptly paid the required fees and filed the required notices, correcting the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, the amount was reduced to $189,768. We subsequently responded to the penalty assessment, challenging the basis of the Division’s penalty calculation. As a result of our challenge, the Division agreed to a Stipulated Motion for Time to File Answer and further agreed to meet with us and negotiate a final settlement. On April 8, 2004, Hanover met with Division officials in Santa Fe and agreed to a final settlement of all alleged violations in the amount of $105,464, to be paid in a lump sum in the month of July 2004. We have submitted a Settlement Agreement and Stipulated Final Order summarizing the settlement to the Division for execution and final resolution of this matter.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 10, 2004, the settlement of certain putative class and derivative actions filed against the Company and others (the “Settled Actions”) became effective. (The settlement is discussed further in Part II, Item 1 “Legal Proceedings” of this Quarterly Report.) Pursuant to the terms of the settlement, the Company (i) paid $30,200,000 in cash to the settlement fund prior to and immediately after the entry of the final order and judgment, (ii) has the obligation to pay an additional $3,000,000 in cash to the settlement fund within five business days after a change of control of the Company, but only if the change of control or shareholder approval of the change of control occurs within 12 months after the order and final judgment for the settlement was entered (which was February 9, 2004), (iii) on March 16, 2004, issued 2,500,000 shares of its common stock, par value $0.001 per share, to the settlement fund, (iv) on April 21, 2004, issued a note in the principal amount of $6,650,000, and with the other terms and conditions described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report to the escrow agent for the settlement fund, and (v) agreed to implement certain corporate governance enhancements. We understand that in April 2004 GKH contributed the remaining 2,500,000 shares of our common stock held by GKH to the settlement fund. The financial portion of the settlement consideration will be allocated to the plaintiffs and their counsel in accordance with the Stipulation and Agreement of Settlement and plans of allocation approved by the court that approved the settlement. In consideration for the payment of the settlement consideration, the plaintiffs in the Settled Actions released any and all claims that had been or could have been asserted against the Company, the other defendants or GKH in connection with the Settled Actions, except for our independent auditor, PricewaterhouseCoopers who is not a party to the settlement. Based upon, among other things, a No-Action letter issued by the Securities and Exchange Commission on January 27, 2004, the Company believes that the issuance and delivery of the shares of the Company’s common stock in accordance with the settlement were exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In connection with the settlement of our securities class actions, we agreed to implement corporate governance enhancements, including, among other things, allowing stockholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003(1)

12.1	Computation of Ratio of earnings to fixed charges(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002(2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith.

(2)	Furnished herewith.

(b) Reports submitted on Form 8-K:

1.	A report on Form 8-K was filed on January 12, 2004, which reported under the caption “Item 9—Regulation FD Disclosure” the press release announcing the resignation of Melvyn N. Klein from the Board of Directors. The date of such report (the date of the earliest event reported) was January 8, 2004.

2.	A report on Form 8-K was filed on February 12, 2004, which reported under caption “Item 9—Regulation FD Disclosure” the announcement of the approval of the global settlement of Hanover’s outstanding shareholder litigation by the United States District Court for the Southern District of Texas. The date of such report (the date of the earliest event reported) was February 9, 2004.

3.	A report on Form 8-K was filed on February 17, 2004, which reported under caption “Item 12—Results of Operations and Financial Condition” Hanover’s financial results for the fourth quarter ended and year ended December 31, 2003. A copy of the press release was attached as Exhibit 99.1. The date of such report (the date of the earliest event reported) was February 17, 2004.

4.	A report on Form 8-K was filed on March 2, 2004, which reported under caption “Item 12—Results of Operations and Financial Condition” a revision of the previously announced 2003 fourth quarter and fiscal year unaudited results. The date of such report (the date of the earliest event reported) was March 1, 2004.

5.	A report on Form 8-K was filed on March 12, 2004, which reported under caption “Item 5—Other Events” the announcement made by GKH Liquidating Trust of their intentions to distribute 5,774,795 shares of Hanover common stock to the relevant beneficiaries. A copy of the letter from the administrative trustee to Hanover was attached as Exhibit 99.1. The date of such report (the date of the earliest event reported) was March 11, 2004.

6.	A report on Form 8-K was filed on March 17, 2004, which reported under caption “Item 12—Results of Operations and Financial Condition” that Hanover filed a Notification of Late Filing on Form 12b-25. The date of such report (the date of the earliest event reported) was March 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

Date: May 7, 2004

By:	/s/ CHAD C. DEATON

Chad C. Deaton
President and Chief Executive Officer

Date: May 7, 2004

By:	/s/ JOHN E. JACKSON

John E. Jackson
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003(1)

12.1	Computation of Ratio of earnings to fixed charges(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith.

(2)	Furnished herewith.