Form 10-Q
period 2004-06-30
HANOVER COMPRESSOR CO /
filed 2004-08-09
CIK 909413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [  ]

Number of shares of the Common Stock of the registrant outstanding as of July 30, 2004: 85,778,859 shares.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except for par value and share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,874	$56,619
Restricted cash—securities settlement escrow	—	29,649
Accounts receivable, net of allowance of $7,737 and $5,460, respectively	222,059	195,183
Inventory, net	189,198	155,297
Costs and estimated earnings in excess of billings on uncompleted contracts	62,996	50,128
Prepaid taxes	4,194	4,677
Current deferred income tax	18,460	23,808
Assets held for sale	13,349	17,344
Other current assets	28,973	35,105

Total current assets	591,103	567,810
Property, plant and equipment, net	1,965,792	2,027,654
Goodwill, net	176,798	176,629
Intangible and other assets	65,832	67,482
Investments in non-consolidated affiliates	87,365	88,718
Assets held for sale, non-current	11,070	13,981

Total assets	$2,897,960	$2,942,274

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$24,499	$32,519
Current maturities of long-term debt	1,002	3,511
Accounts payable, trade	66,237	53,354
Accrued liabilities	113,185	155,441
Advance billings	22,492	34,380
Liabilities held for sale	451	1,128
Billings on uncompleted contracts in excess of costs and estimated earnings	26,173	8,427

Total current liabilities	254,039	288,760
Long-term debt	1,731,562	1,746,793
Other liabilities	60,602	72,464
Deferred income taxes	54,710	52,141

Total liabilities	2,100,913	2,160,158

Commitments and contingencies (Note 9)
Minority interest	22,228	28,628
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 85,996,896 and 82,649,629 shares issued, respectively	86	83
Additional paid-in capital	892,637	856,020
Deferred employee compensation — restricted stock grants	(4,076)	(5,452)
Accumulated other comprehensive income	11,077	9,227
Retained deficit	(122,580)	(104,065)
Treasury stock—252,815 common shares, at cost	(2,325)	(2,325)

Total common stockholders’ equity	774,819	753,488

Total liabilities and common stockholders’ equity	$2,897,960	$2,942,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues and other income:
Domestic rentals	$83,680	$80,256	$170,272	$158,905
International rentals	58,359	51,014	113,928	102,454
Parts, service and used equipment	41,913	34,976	86,520	72,746
Compressor and accessory fabrication	44,159	36,420	72,309	57,800
Production and processing equipment fabrication	63,017	65,810	116,446	145,950
Equity in income of non-consolidated affiliates	4,907	6,412	9,759	9,292
Other	646	1,476	1,738	2,904

	296,681	276,364	570,972	550,051

Expenses:
Domestic rentals	34,950	31,006	70,489	62,210
International rentals	15,196	14,905	32,322	29,925
Parts, service and used equipment	31,748	26,011	64,978	50,474
Compressor and accessory fabrication	40,454	32,965	66,370	51,603
Production and processing equipment fabrication	53,887	60,145	101,583	129,707
Selling, general and administrative	41,683	40,222	81,556	79,494
Foreign currency translation	627	(573)	(875)	(200)
Securities related litigation settlement	157	1,650	97	43,753
Other	387	(862)	347	505
Depreciation and amortization	44,460	36,109	87,444	70,687
Leasing expense	—	20,804	—	43,139
Interest expense	35,731	12,287	70,981	24,434

	299,280	274,669	575,292	585,731

Income (loss) from continuing operations before income taxes	(2,599)	1,695	(4,320)	(35,680)
Provision for (benefit from) income taxes	6,804	1,222	14,451	(10,523)

Income (loss) from continuing operations	(9,403)	473	(18,771)	(25,157)
Income (loss) from discontinued operations, net of tax	(30)	(58)	(116)	417
Income (loss) from sales or write downs of discontinued operations, net of tax	372	(208)	372	(1,652)

Net income (loss)	$(9,061)	$207	$(18,515)	$(26,392)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.01	$(0.22)	$(0.31)
(Income) loss from discontinued operations, including sales or write downs, net of tax	—	(0.01)	—	(0.02)

Net income (loss)	$(0.11)	$—	$(0.22)	$(0.33)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.01	$(0.22)	$(0.31)
(Income) loss from discontinued operations, including sales or write downs, net of tax	—	(0.01)	—	(0.02)

Net income (loss)	$(0.11)	$—	$(0.22)	$(0.33)

Weighted average common and common equivalent shares outstanding:
Basic	85,114	80,804	84,076	80,620

Diluted	85,114	82,004	84,076	80,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(9,061)	$207	$(18,515)	$(26,392)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	4,700	262	5,748	688
Foreign currency translation adjustment	(2,991)	9,277	(3,898)	12,587

Comprehensive income (loss)	$(7,352)	$9,746	$(16,665)	$(13,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(18,515)	$(26,392)
Adjustments:
Depreciation and amortization	87,444	70,687
Amortization of debt issuance costs and debt discount	60	60
(Income) loss from discontinued operations, net of tax	(256)	1,235
Bad debt expense	918	2,030
(Gain) loss on sale of property, plant and equipment	745	(819)
Equity in income of non-consolidated affiliates, net of dividends received	(2,533)	(9,189)
Gain on derivative instruments	(259)	(4,139)
Provision for inventory impairment and reserves	1,527	2,091
Provision for estimated cost of litigation settlement, in excess of cash paid.	—	40,899
Gain on sale of non-consolidated affiliates	(300)	—
Restricted stock compensation expense	765	339
Pay-in-kind interest on long-term notes payable	10,203	10,751
Deferred income taxes	7,722	(15,186)
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(24,999)	(10,755)
Inventory	(31,708)	3,305
Costs and estimated earnings versus billings on uncompleted contracts	4,204	8,827
Accounts payable and accrued liabilities	3,298	(31,873)
Advance billings	(1,467)	(5,369)
Prepaid and other	10,963	7,384

Net cash provided by continuing operations	47,812	43,886
Net cash provided by discontinued operations	251	1,882

Net cash provided by operating activities	48,063	45,768

Cash flows from investing activities:
Capital expenditures	(37,064)	(76,830)
Payments for deferred lease transaction costs	—	(1,303)
Proceeds from sale of property, plant and equipment	7,911	8,916
Proceeds from sale of non-consolidated affiliates	4,663	—
Cash used to acquire investments in and advances to non -consolidated affiliates	(250)	—

Net cash used in continuing operations	(24,740)	(69,217)
Net cash provided by discontinued operations	5,666	4,834

Net cash used in investing activities	(19,074)	(64,383)

Cash flows from financing activities:
Borrowings on revolving credit facility	18,000	55,000
Repayments on revolving credit facility	(45,000)	(49,500)
Payments for debt issue costs	(193)	(823)
Proceeds from stock options exercised	7,088	2,899
Net borrowings (repayments) of other debt	(7,381)	6,932
Issuance of senior notes, net	194,242	—
Payments of 2000 equipment lease obligations	(200,000)	—

Net cash provided by (used in) continuing operations	(33,244)	14,508
Net cash used in discontinued operations	—	(762)

Net cash provided (used in) by financing activities	(33,244)	13,746

Effect of exchange rate changes on cash and equivalents	(490)	612

Net decrease in cash and cash equivalents	(4,745)	(4,257)
Cash and cash equivalents at beginning of period	56,619	19,011

Cash and cash equivalents at end of period	$51,874	$14,754

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

Earnings Per Common Share

Basic earnings (loss) per common share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options and warrants to purchase common stock, restricted stock, convertible senior notes and convertible subordinated notes, unless their effect would be anti-dilutive.

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted earnings (loss) per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding—used in basic earnings (loss) per common share	85,114	80,804	84,076	80,620
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	**	1,200	**	**
On exercise of warrants	**	**	**	**
On conversion of convertible subordinated notes due 2029	**	**	**	**
On conversion of convertible senior notes due 2008	**	**	**	**
On conversion of convertible senior notes due 2014	**	—	**	—

Weighted average common shares and dilutive potential common shares— used in dilutive earnings (loss) per common share	85,114	82,004	84,076	80,620

**	Excluded from diluted earnings (loss) per common share as the effect would have been anti-dilutive.

The table below indicates the potential shares of common stock issuable which were excluded from net dilutive potential shares of common stock issuable as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	1,928	—	2,044	1,248
On exercise of options-exercise price greater than average market value at end of period	1,599	4,117	1,127	4,142
On exercise of warrants	4	4	4	4
On conversion of convertible subordinated notes due 2029	4,825	4,825	4,825	4,825
On conversion of convertible senior notes due 2008	4,370	4,370	4,370	4,370
On conversion of convertible senior notes due 2014	9,583	—	9,583	—

	22,309	13,316	21,953	14,589

Stock-Based Compensation

Certain of our employees participate in stock option plans that provide for the granting of options to purchase shares of Hanover common stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), Hanover measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The following pro forma net income (loss) and income (loss) per share data illustrates the effect on net income (loss) and net income (loss) per share if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(9,061)	$207	$(18,515)	$(26,392)
Add back: Restricted stock grant expense, net of tax	374	110	765	220
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(714)	(533)	(1,692)	(1,041)

Pro forma net loss	$(9,401)	$(216)	$(19,442)	$(27,213)

Income (loss) per share:
Basic, as reported	$(0.11)	$0.00	$(0.22)	$(0.33)
Basic, pro forma	$(0.11)	$0.00	$(0.23)	$(0.34)
Diluted, as reported	$(0.11)	$0.00	$(0.22)	$(0.33)
Diluted, pro forma	$(0.11)	$0.00	$(0.23)	$(0.34)

As of June 30, 2004, 446,000 shares of restricted stock were outstanding under our incentive compensation plans. We will recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. During the three months ended June 30, 2004 and 2003, we recognized $0.4 million and $0.2 million, respectively, in compensation expense related to these grants and during the six months ended June 30, 2004 and 2003, we recognized $0.8 million and $0.3 million, respectively, in compensation expense related to these grants. (See Note 15.)

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2004 financial statement classification. These reclassifications had no impact on our consolidated results of operations, cash flows or financial position.

2. INVENTORIES

Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2004	2003
Parts and supplies	$140,944	$114,063
Work in progress	37,864	29,412
Finished goods	10,390	11,822

	$189,198	$155,297

As of June 30, 2004 and December 31, 2003 we had inventory reserves of approximately $13.5 million and $12.7 million, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Compression equipment, facilities and other rental assets	$2,411,408	$2,407,873
Land and buildings	82,435	80,142
Transportation and shop equipment	74,100	77,912
Other	49,699	41,741

	2,617,642	2,607,668
Accumulated depreciation	(651,850)	(580,014)

	$1,965,792	$2,027,654

4. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

During the second quarter of 2004, we increased our ownership in CrystaTech, Inc. a process technology company, to 47.24% for approximately $0.3 million.

On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement Services Company, L.P. to EMS Pipeline Services, L.L.C. for $4.9 million, of which $0.2 million was put in escrow subject to the outcome of post closing working capital adjustments and other matters that have resulted in the $0.2 million being returned to the purchaser. We had no obligation to the purchaser with respect to any post-closing adjustment in excess of the escrowed amount. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.

5. DEBT

Short-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Belleli-factored receivables	$18,247	$13,261
Belleli-revolving credit facility	6,252	16,141
Other, interest at 5.0%	—	3,117

Short-term debt	$24,499	$32,519

Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 4.3% and 4.0% at June 30, 2004 and December 31, 2003, respectively. Belleli’s revolving credit facilities bore interest at a weighted average rate of 4.9% and 3.2% at June 30, 2004 and December 31, 2003, respectively. These revolving credit facilities are all short-term and expire at different times in 2004.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Bank credit facility, interest at 4.2%, due December 2006	$—	$27,000
4.75% convertible senior notes due 2008	192,000	192,000
4.75% convertible senior notes due 2014	143,750	143,750
8.625% senior notes due 2010	200,000	200,000
9.0% senior notes due 2014	200,000	—
2000A equipment lease notes	—	193,600
2000B equipment lease notes, interest at 4.2% and 4.1%, respectively, due October 2005	167,411	167,411
2001A equipment lease notes, interest at 8.5%, due September 2008	300,000	300,000
2001B equipment lease notes, interest at 8.8%, due September 2011	250,000	250,000
Zero coupon subordinated notes, interest at 11.0%, due March 2007	195,703	185,501
7.25% convertible subordinated notes due 2029	86,250	86,250
Real estate mortgage, collateralized by certain land and buildings, payable through September 2004	—	2,917
Fair value adjustment — fixed to floating interest rate swaps	(11,888)	—
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	9,338	1,875

	1,732,564	1,750,304
Less-current maturities	(1,002)	(3,511)

Long-term debt	$1,731,562	$1,746,793

Maturities of long-term debt (excluding interest to be accrued thereon) at June 30, 2004 are (in thousands):

June 30,
2004
2004	$431
2005	168,594
2006	1,002
2007	202,202
2008	492,045
Thereafter	868,290

$1,732,564

In June 2004, we issued under our shelf registration statement $200.0 million aggregate principal amount of our 9.0% Senior Notes due 2014, which are fully and unconditionally guaranteed on a senior subordinated basis by our wholly owned subsidiary, Hanover Compressor Limited Partnership (“HCLP”). The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease that was to expire in March 2005.

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of June 30, 2004, we had no outstanding borrowings and approximately $94.1 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (c) $25 million of secured purchase money indebtedness.

As of June 30, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Giving effect to our $94.1 million in outstanding letters of credit, the liquidity available under our bank credit facility as of June 30, 2004 was approximately $256 million.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.

In May 2003, Hanover reached an agreement that was subject to court approval, to settle securities class actions, ERISA class actions and the shareholder derivative actions. The terms of the settlement became final in March 2004 and provided for Hanover to: (a) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (b) issue 2.5 million shares of Hanover common stock, and (c) issue a contingent note with a principal amount of $6.7 million. During the six months ended June 30, 2004 and 2003, we recorded $0.1 million and $43.8 million expense, respectively, for the cost of the litigation settlement. For further details regarding the securities settlement, see our Form 10-Q for the three months ended March 31, 2004.

On April 21, 2004, we issued the $6.7 million contingent note related to the securities settlement. The note is payable, together with accrued interest, on March 31, 2007 but will be extinguished (with no money owing under it) if our common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007. We recorded the $3.6 million fair value of the contingent note issued based on the present value of the future cash flows discounted at borrowing rates currently available to us for debt with similar terms and maturities and discounted for the value of the extinguishment feature that is considered an embedded derivative. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. The discount will be amortized to interest expense over the term of the note. In March 2004, we recorded an asset for the value of the embedded derivative, as required by SFAS 133. We estimated the value of the derivative and reduced the amount we included for the estimate of the value of the note by approximately $2.2 million at each of June 30, 2004 and $2.3 million at December 31, 2003. This asset will be marked to market in future periods with any increase or decrease included in our statement of operations as a cost of the litigation settlement. During the three months ended June 30, 2004 we recorded a $0.2 million expense for the change in estimated value of the derivative.

As of December 31, 2003, our balance sheet included a $33.4 million long-term liability related to the Hanover common stock and the fair value of the contingent note payable in connection with the securities settlement. In addition, as of December 31, 2003, our balance sheet included approximately $32.7 million in accrued liabilities and $29.6 million in restricted cash related to the securities settlement. In the first quarter of 2004, we released the escrow settlement fund, which was included on our balance sheet as restricted cash and the related securities settlement accrual, issued the shares and reclassified $29.8 million, the estimated value of our common stock issued, from other liabilities to stockholders’ equity and included the shares in our weighted average outstanding shares used for earnings per share calculations.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Accrued salaries, bonuses and other employee benefits	$28,042	$30,179
Accrued income and other taxes	18,689	15,948
Current portion of hedge instruments	7,601	11,703
Securities settlement accrual	801	32,692
Accrued interest	26,901	23,228
Accrued other	31,151	41,691

	$113,185	$155,441

See Note 5 for a discussion of the securities settlement.

7. COMMON STOCKHOLDERS’ EQUITY

In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. (See Note 5.)

8. ACCOUNTING FOR DERIVATIVES

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

In March 2004, we entered into two interest rate swaps to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2004:

Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	June 30, 2004
Six Month LIBOR +4.72% Six Month LIBOR +4.64%	December 15, 2010 December 15, 2010	8.625% 8.625%	$100,000,000 $100,000,000	$(6,525) $(5,363)

As of June 30, 2004, a total of approximately $1.4 million in other current assets, $13.3 million in long-term liabilities and a $11.9 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps.

During 2001, we entered into three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	June 30, 2004
March 2000	March 11, 2005	5.2550%	$100,000,000	$(2,242)
August 2000	March 11, 2005	5.2725%	$100,000,000	$(2,264)
October 2000	October 26, 2005	5.3975%	$100,000,000	$(3,701)

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the six months ended June 30, 2004 and 2003, we recorded approximately $6.3 million and $1.1 million, respectively, related to these three swaps ($6.3 million and $0.7 million net of tax) in other comprehensive income. As of June 30, 2004, a total of approximately $7.6 million was recorded in current liabilities and approximately $0.6 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer meet specific hedge criteria and the unrealized gain related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million will be amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. The change in the mark-to-market adjustment for June 2004 was a $0.8 million gain.

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until expiration in July 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $4.1 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the six months ended June 30, 2003.

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

9. COMMITMENTS AND CONTINGENCIES

Hanover has issued the following guarantees that are not recorded on our accompanying balance sheet:

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2004
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2005	$12,801
El Furrial (1)	2013	38,024
Other:
Performance guarantees through letters of credit (2)	2004-2007	86,224
Standby letters of credit	2004	26,127
Bid bonds and performance bonds (2)	2004-2007	80,705

		$243,881

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

As part of the Production Operators Corporation (“POC”) acquisition purchase price, Hanover may be required to make a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover through 2016. To date we have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.

Upon the occurrence of a change of control of Hanover, if the change of control or shareholder approval of the change of control occurs before February 9, 2005, which is twelve months after the entry of the final court approval of the securities related settlement that became final in March 2004, we will be obligated to contribute an additional $3 million to the securities settlement fund. (See Note 5.)

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environmental Department (the “Division”), of potential violations of State regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay annual filing fees for compressor units located on sites for more than one year. We promptly paid the required fees and filed the required notices, correcting the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, the amount was reduced to $189,768. We subsequently responded to the penalty assessment, challenging the basis of the Division’s penalty calculation. As a result of our challenge, the Division agreed to a Stipulated Motion for Time to File Answer and further agreed to meet with us and negotiate a final settlement. On April 8, 2004, Hanover met with Division officials in Santa Fe and agreed to a final settlement of all alleged violations. In June 2004, we paid a penalty of $105,464 in final resolution of this matter.

On June 30, 2004, the Texas Commission on Environmental Quality (TCEQ) informed the Company that it was pursuing an enforcement action against the Company’s subsidiary HCLP for alleged violations of the Texas Health and Safety Code and Commission Rules at the Redwood Hanover Gateway Plant (RHG Plant) in Madison County, Texas. The alleged violations include failure to comply with certain permit limitations relating to sulfur emissions during certain periods in 2003 and 2004 and failure to provide certain required notifications in connection therewith. TCEQ has proposed a settlement of $149,625 in respect of the alleged violations in the form of a proposed Agreed Order dated June 29, 2004. The Company has requested a meeting with the TCEQ to discuss the allegations and to challenge certain assumptions made by the TCEQ. A date for the meeting is pending further communication with TCEQ.

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

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project, which will require significant financing. Global has orally informed us that it has completed a financing transaction, although it is not clear to us whether the funds raised by Global will be sufficient to perform its obligations under these contracts. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts. In May 2004, we reached an agreement with Global whereby Global prepaid to us $5.0 million in equipment rental fees that we recorded in other liabilities on our condensed consolidated balance sheet in return for our agreement to waive certain defaults by Global with respect to some of our agreements with them.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge-mounted facility which could result in a write-down of our investment. At June 30, 2004, we had an investment of approximately $30.4 million associated with the barge-mounted facility and approximately $4.1 million associated with advances to, and our investment in, Global.

10. RELATED-PARTY TRANSACTIONS

We received a letter on March 11, 2004 from the administrative trustee of the GKH Liquidating Trust indicating it and one of its affiliates had decided to distribute 5.8 million shares of the 8.3 million shares of Hanover common stock owned by the GKH Liquidating Trust (formerly held by GKH Investments, L.P. and GKH Private Limited (collectively “GKH”)) and its affiliate to the relevant beneficiaries. We understand that in April 2004 GKH contributed the remaining 2.5 million shares of our common stock held by GKH to the settlement fund. (See Note 5.)

11. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $22.2 million in sale leaseback obligations that are currently reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2004, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 had no effect on our net income (loss) per share.

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

The following tables present sales and other financial information by industry segment for the three months ended June 30, 2004 and 2003.

			Parts, service		Production
	Domestic	International	and used	Compressor	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Consolidated
	(in thousands)
June 30, 2004:
Revenues from external customers	$83,680	$58,359	$41,913	$44,159	$63,017	$5,553	$296,681
Gross profit	48,730	43,163	10,165	3,705	9,130	5,553	120,446
June 30, 2003:
Revenues from external customers	$80,256	$51,014	$34,976	$36,420	$65,810	$7,888	$276,364
Gross profit	49,250	36,109	8,965	3,455	5,665	7,888	111,332

The following tables present sales and other financial information by industry segment for the six months ended June 30, 2004 and 2003.

			Parts, service		Production
	Domestic	International	and used	Compressor	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Consolidated
	(in thousands)
June 30, 2004:
Revenues from external customers	$170,272	$113,928	$86,520	$72,309	$116,446	$11,497	$570,972
Gross profit	99,783	81,606	21,542	5,939	14,863	11,497	235,230
June 30, 2003:
Revenues from external customers	$158,905	$102,454	$72,746	$57,800	$145,950	$12,196	$550,051
Gross profit	96,695	72,529	22,272	6,197	16,243	12,196	226,132

13. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our domestic rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our condensed consolidated statement of operations. Due to changes in market conditions, the disposal plan was not completed in 2003. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. We have sold certain assets related to our used equipment business for total sales proceeds of $5.7 million during the six months ended June 30, 2004 that resulted in a $0.4 million gain. The remaining assets are expected to be sold during the remainder of 2004 and the assets and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.

          Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues and other:
Domestic rentals	$10	$1,705	$15	$3,376
Parts, service and used equipment	2,771	3,658	6,018	7,287
Equity in income of non-consolidated affiliates	—	136	—	550
Other	—	(6)	(3)	(93)

	2,781	5,493	6,030	11,120

Expenses:
Domestic rentals	231	494	391	793
Parts, service and used equipment	1,757	2,255	3,946	4,759
Selling, general and administrative	689	2,271	1,675	3,955
Interest expense	—	296	—	600
Other	134	325	134	371

	2,811	5,641	6,146	10,478

Income (loss) from discontinued operations before income taxes	(30)	(148)	(116)	642
Provision for (benefit from) income taxes	—	(90)	—	225

Income (loss) from discontinued operations	$(30)	$(58)	$(116)	$417

As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale.

          Summary balance sheet data for assets held for sale as of June 30, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$3,818	$9,531	$—	$13,349
Property, plant and equipment	160	1,145	9,765	11,070

Assets held for sale	3,978	10,676	9,765	24,419
Current liabilities	—	451	—	451

Liabilities held for sale	—	451	—	451

Net assets held for sale	$3,978	$10,225	$9,765	$23,968

          Summary balance sheet data for assets held for sale as of December 31, 2003 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$6,820	$10,524	$—	$17,344
Property, plant and equipment	924	1,386	11,671	13,981

Assets held for sale	7,744	11,910	11,671	31,325
Current liabilities	—	1,128	—	1,128

Liabilities held for sale	—	1,128	—	1,128

Net assets held for sale	$7,744	$10,782	$11,671	$30,197

14. INCOME TAXES

During the first six months of 2004, we recorded a net tax provision of $14.5 million compared to a benefit from taxes of $10.5 million for the first six months of 2003. Our effective tax rate for the six months ended June 30, 2004 was (335)%, compared to 30% for the six months ended June 30, 2003. Due to Hanover’s recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets would be realized in the near future. Accordingly, our provision for income taxes for the six months ended June 30, 2004 did not include a tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized in the near future.

We reclassified approximately $23.8 million, net of a valuation allowance of $2.4 million, to current deferred income taxes that, at December 31, 2003, had previously been included as part of our net deferred income tax liability. This immaterial reclassification had no impact on our consolidated results of operations, cash flows or shareholders’ equity. Due to our current tax position in the U.S., we have recorded a full valuation allowance, $2.4 million in current deferred income taxes and $23.3 million in non-current deferred tax liability, against our net U.S. deferred tax assets. See Note 13 in “Notes to the Consolidated Financial Statements” in our annual report on Form 10-K for the fiscal year end December 31, 2003 for further information regarding our tax valuation allowances.

15. SUBSEQUENT EVENTS

In July 2004, we granted approximately 1.1 million shares of restricted Hanover common stock under our 2003 Stock Incentive Plan to certain employees, including our executive officers, as part of an incentive compensation plan. Approximately 0.7 million of the shares of restricted stock that were granted will vest over a three-year period at a rate of one-third per year, beginning on the first anniversary of the date of the grant, and approximately 0.4 million of the shares of restricted stock that were granted will vest in July 2007, subject to the achievement of certain pre-determined performance based criteria. In the event of a change of control of Hanover, a portion of these grants are subject to accelerated vesting. Because 0.4 million of the restricted shares vest based on performance, we will record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest as well as changes in our stock price.

In July 2004, Wilpro Energy Services (PIGAP II) Limited (referred to as “PIGAP II”) received a notice of default from the Venezuelan state oil company, PDVSA, alleging that PIGAP II is not in compliance under a services agreement as a result of certain operational issues. PIGAP II is a joint venture, currently owned 70% by a subsidiary of The Williams Companies, Inc. (“Williams”) and 30% by Hanover, that operates a natural gas compression facility in Venezuela. PIGAP II has informed us that it does not believe a basis exists for such notice and that it is contesting the giving of this notice. Nonetheless, the giving of this notice of default could be deemed an event of default under PIGAP II’s outstanding project loans totaling approximately $219 million. We understand, however, that the lenders under the PIGAP II project loan agreement have confirmed to PIGAP II that based on the facts they currently know, they have no intention of exercising any rights or remedies under the PIGAP II project loan agreements until the issues raised in the notice and PIGAP II’s response are clarified. In any event, Hanover has not guaranteed and is not otherwise liable for the PIGAP II project loans and an event of default under such project loans does not trigger a default under Hanover’s debt obligations. Hanover’s net book investment in PIGAP II at June 30, 2004 was approximately $27.9 million and Hanover’s pretax income with respect to PIGAP II for the six months ended June 30, 2004 was approximately $6.6 million.

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

GENERAL

Hanover Compressor Company, a Delaware corporation (“we”, “Hanover”, or the “Company”), together with its subsidiaries, is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants, primarily for use in Europe and the Middle East.

Substantially all of our assets and operations are owned or conducted by our wholly owned subsidiary, Hanover Compression Limited Partnership (“HCLP”).

OVERVIEW

Our revenue and other income for the three months ended June 30, 2004 was $296.7 million compared to $276.4 million for the three months ended June 30, 2003. Net loss for the three months ended June 30, 2004 was $9.1 million, or $0.11 per share, compared with a net income of $0.2 million, or $0.00 per share, for the three months ended June 30, 2003. The decrease in our operating results was primarily due to the impact of adoption of FIN 46 and an increase in our provision for income taxes. As a result of the adoption of FIN 46, we recorded approximately $4.2 million in additional depreciation expense associated with the compression equipment operating leases that were consolidated into Hanover’s financials in the third quarter of 2003. Our provision for income taxes for the three months ended June 30, 2004 did not include a tax benefit for our estimate of anticipated U.S. losses. Based on a statutory rate, we estimate that our tax expense was approximately $4.7 million higher because of our current tax position in the United States. This expense is discussed in greater detail under “Income Taxes” below.

Our revenue and other income for the six months ended June 30, 2004 was $571.0 million compared to $550.1 million for the six months ended June 30, 2003. Net loss for the six months ended June 30, 2004 was $18.5 million, or $0.22 per share, compared with a net loss of $26.4 million, or $0.33 per share, for the six months ended June 30, 2003. The improvement in our net income was primarily the result of a $43.7 million decrease in the provision for cost of litigation settlement offset by an approximately $8.5 million increase in additional depreciation related to the adoption of FIN 46 and an increase in our provision for income tax. Our provision for income taxes for the six months ended June 30, 2004 did not include a tax benefit for our estimate of anticipated U.S. losses. Based on a 35% federal U.S. tax rate, we estimate that our tax expense was approximately $14.1 million higher because of our current tax position in the United States. This expense is discussed in greater detail under “Income Taxes” below.

During the six months ended June 30, 2004, we realized continued improvement in our domestic rental fleet utilization, which increased from approximately 76% at December 31, 2003 to 79% at June 30, 2004. During the six months ended June 30, 2004, we also achieved an improvement in backlog in both the compression and production and processing fabrication lines of our business. Our parts, service and used equipment business segment benefited from strong international service and installation revenue and gross profit during the six months ended June 30, 2004, but the base parts and service revenue was lower than anticipated. Hanover believes this lower revenue is due to continued delays in maintenance by our customers because of the current strong gas price environment, particularly in North America.

Total compression horsepower at June 30, 2004 was approximately 3,481,000, consisting of approximately 2,568,000 horsepower in the United States and approximately 913,000 horsepower internationally. Our total compression horsepower utilization rate at June 30, 2004 was approximately 83%, compared to utilization of approximately 81% at December 31, 2003 and approximately 79% at June 30, 2003. Domestic and international utilization at June 30, 2004 was approximately

79% and 96%, respectively, compared to approximately 76% and 94%, respectively, at December 31, 2003, and approximately 73% and 94%, respectively, at June 30, 2003.

At June 30, 2004, Hanover’s total third-party fabrication backlog, excluding Belleli, was approximately $104 million compared to approximately $46 million at December 31, 2003 and $84 million at June 30, 2003. Backlog for Belleli at June 30, 2004 was approximately $162 million, compared to approximately $107 million at December 31, 2003 and $77 million at June 30, 2003. The compressor and accessory fabrication backlog was approximately $54 million at June 30, 2004, compared to approximately $28 million at December 31, 2003 and $37 million at June 30, 2003. The backlog for production and processing equipment fabrication, excluding Belleli, was approximately $50 million at June 30, 2004, compared to approximately $18 million at December 31, 2003 and $47 million at June 30, 2003.

Industry Conditions

The North American rig count increased by 5% to 1,441 at June 30, 2004 from 1,375 at June 30, 2003, and the twelve-month rolling average North American rig count increased by 23% to 1,500 at June 30, 2004 from 1,215 at June 30, 2003. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $5.31 per Mcf at June 30, 2004 from $4.79 per Mcf at June 30, 2003. During 2003, we did not experience any significant growth in domestic rentals or purchases of equipment and services by our customers, which we believe is primarily the result of the lack of a significant increase in U.S. natural gas production levels. However, with several non-operational issues behind us, we are focused on improving our sales success ratio on new bid opportunities and continue to anticipate some revenue growth in 2004.

Facility Consolidation

We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two facilities in addition to the four fabrication facilities we closed pursuant to our original reduction plan. During the first six months of 2004, we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to June 30, 2004, our U.S. workforce has decreased by approximately 700 employees.

U.S. Tax Position

As a result of recent operating losses, we were in a net deferred tax asset position (for U.S. income tax purposes) for the first time in 2003. Due to our recent domestic tax losses, we could not reach the conclusion that it was “more likely than not” that certain of our U.S. deferred tax assets would be realized in the near future. Accordingly, for 2003 we provided a $25.7 million deferred tax valuation allowance against our net U.S. deferred tax asset. We will be required to record additional valuation allowances if our domestic deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 continues to not be met. If we are required to record additional valuation allowances, our effective tax rate will be above the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2004, and we may be required to record additional valuation allowances in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Summary of Business Segment Results

Domestic Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$83,680	$80,256	4%
Operating expense	34,950	31,006	13%

Gross profit	$48,730	$49,250	(1)%
Gross margin	58%	61%	(3)%

Domestic rental revenue increased during the three months ended June 30, 2004, compared to the three months ended June 30, 2003, due primarily to improved utilization in our compression rental fleet. We believe that our utilization increased due to an improvement in market conditions and our focus on putting idle units into service. Utilization of our domestic compression rental fleet increased to approximately 79% at June 30, 2004 from approximately 73% at June 30, 2003. Our utilization increased due to a 3% increase in contracted units, the retirement of units to be sold or scrapped and the deployment of units into international operations. Gross margin for the three months ended June 30, 2004 decreased slightly, compared to the three months ended June 30, 2003, due to increased maintenance and repair expense and increased start up costs associated with bringing idle compression units online.

International Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$58,359	$51,014	14%
Operating expense	15,196	14,905	2%

Gross profit	$43,163	$36,109	20%
Gross margin	74%	71%	3%

During the three months ended June 30, 2004 international rental revenue and gross profit increased, compared to the three months ended June 30, 2003, primarily due to increased compression and processing plant rental activity in Argentina, Brazil and Mexico. Gross margin for the three months ended June 30, 2004 increased when compared to the three months ended June 30, 2003, primarily due to (a) lower repair and maintenance expense that is expected to increase in the second half of 2004 and (b) the receipt of approximately $0.9 million in additional contractual inflation adjustments in Venezuela and approximately $1.1 million in negotiated start up payments received in Brazil associated with a compression rental project that was scheduled to start up in the first quarter of 2004 but was delayed by the customer. The inflation and negotiated start up payment increased our international rental gross margin by 1% during the three months ended June 30, 2004.

Parts, Service and Used Equipment
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$41,913	$34,976	20%
Operating expense	31,748	26,011	22%

Gross profit	$10,165	$8,965	13%
Gross margin	24%	26%	(2)%

Parts, service and used equipment revenue and gross profit for the three months ended June 30, 2004 was higher than the three months ended June 30, 2003 due primarily to increased international service and installation sales which were partly offset by a decrease in revenue from our domestic parts and service business. We believe our North American customers have delayed maintenance in order to keep their equipment on-line for longer periods due to the increase in price of natural gas. Gross margin for the three months ended June 30, 2004 was lower than the results for the three months ended June 30, 2003 primarily due to the higher margin on a used equipment sales in the second quarter of 2003. For the three months ended June 30, 2004, parts and service revenue was $35.4 million with a gross margin of 28%, compared to $30.8 million and 27%, respectively, for the three months ended June 30, 2003. Used rental equipment and installation sales revenue in the three months ended June 30, 2004 was $6.5 million with a gross margin of 4%, compared to $4.2 million with a 19% gross margin for the three months ended June 30, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$44,159	$36,420	21%
Operating expense	40,454	32,965	23%

Gross profit	$3,705	$3,455	7%
Gross margin	8%	9%	(1)%

For the three months ended June 30, 2004, compression fabrication revenue and gross profit increased primarily due to our increased focus on fabrication that led to increased sales. Gross margin declined during the three months ended June 30, 2004, compared to three months ended June 30, 2003, due primarily to continued strong competition for new orders that negatively impacted sales prices and the resulting gross margin.

Production and Processing Equipment Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$63,017	$65,810	(4)%
Operating expense	53,887	60,145	(10)%

Gross profit	$9,130	$5,665	61%
Gross margin	14%	9%	5%

Production and processing equipment fabrication revenue for the three months ended June 30, 2004 was slightly lower than for the three months ended June 30, 2003, primarily due to a decrease in orders from our customers in the second half of 2003. We believe our consolidation efforts, management changes and non-operational issues impacted our sales efforts. However, we are focusing on improving our sales success ratio on new bid opportunities that has resulted in the recent improvement in our backlog. Gross profit and gross margin for production and processing equipment fabrication for the three months ended June 30, 2004 increased, compared to the second quarter 2003, due primarily to improvements in Belleli’s operating performance.

Other Income

Equity in income of non-consolidated affiliates decreased by $1.5 million to $4.9 million during the three months ended June 30, 2004, from $6.4 million during the three months ended June 30, 2003. This decrease is primarily due to a decrease in results from our equity interest in PIGAP II, which experienced an increase in interest expense during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 as a result of the completion of PIGAP II’s project financing in October 2003.

Expenses

Selling, general, and administrative expense (“SG&A”) for the three months ended June 30, 2004 was $41.7 million, compared to $40.2 million during the three months ended June 30, 2003. As a percentage of revenue, SG&A in the second quarter 2004 was 14%, compared to 15% for the same period a year earlier.

Depreciation and amortization expense for the three months ended June 30, 2004 increased to $44.5 million, compared to $36.1 million for the same period a year ago. Second quarter 2004 depreciation and amortization expense increased primarily due to (a) additional depreciation expense of approximately $4.2 million associated with the compression equipment operating leases that were consolidated into Hanover’s financial statements in the third quarter 2003, (b) increased depreciation expense due to additions to the rental fleet, including maintenance capital, placed in service during the first six months of 2004 and during 2003, and (c) approximately $1.0 million in additional amortization expense to write-off deferred financing costs associated with the June 2004 refinancing of our 2000A compression equipment lease obligations.

Beginning in July 2003, payments accrued under our sale leaseback transactions were included in interest expense as a result of consolidating on our balance sheet the entities that lease compression equipment to us. As a result, during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, our interest expense increased $23.4 million to $35.7 million and our leasing expense decreased $20.8 million to $0.

Foreign currency translation for the three months ended June 30, 2004 was a loss of $0.6 million, compared to a gain of $0.6 million for the three months ended June 30, 2003. The foreign currency translation loss was primarily due to foreign currency loss in our Canadian operations. The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Canada	$(544)	$38
Argentina	(227)	770
Venezuela	477	130
All other countries	(333)	(365)

Exchange gain (loss)	$(627)	$573

Provision for Securities Litigation Settlement

During the three months ended June 30, 2004, we recorded a $0.2 million increase in the cost of the securities related litigation settlement to mark-to-market the change in value of the embedded derivative related to the shareholder note recorded. During the three months ended June 30, 2003, we recorded a $1.7 million charge to adjust the estimated expense for the change in market value of the 2.5 million shares of Hanover common stock that were issued by Hanover as part of the securities related litigation settlement.

Income Taxes

During the three months ended June 30, 2004, we recorded a net tax provision of $6.8 million compared to a provision for taxes of $1.2 million for the three months ended June 30, 2003. Our effective tax rate for the three months ended June 30, 2004 was (262)%, compared to 72% for the three months ended June 30, 2003. The increase in effective rate was primarily due to the impact of valuation allowances provided in the U.S. and the weight of foreign income to U.S. income (loss). Due to Hanover’s recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, our provision for income taxes for the three months ended June 30, 2004 did not include a tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized in the near future. Based on 35% federal U.S. tax rate, we estimate that our tax expense for the three months ended June 30, 2004 was approximately $4.7 million higher because of our current tax position in the U.S.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Summary of Business Segment Results

Domestic Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$170,272	$158,905	7%
Operating expense	70,489	62,210	13%

Gross profit	$99,783	$96,695	3%
Gross margin	59%	61%	(2)%

Domestic rental revenue and gross profit increased during the six months ended June 30, 2004, compared to the six months ended June 30, 2003, due primarily to improved utilization in our compression rental fleet. We believe that our utilization increased due to an improvement in market conditions and our focus on putting idle units into service. Utilization of our domestic compression rental fleet increased to approximately 79% at June 30, 2004 from approximately 73% at June 30, 2003. Our utilization increased due to a 3% increase in contracted units, the retirement of units to be sold or scrapped and the deployment of units into international operations. Gross margin for the six months ended June 30, 2004 decreased slightly, compared to the six months ended June 30, 2003, due to increased maintenance and repair expense and increased start up costs associated with bringing idle compression units online.

International Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$113,928	$102,454	11%
Operating expense	32,322	29,925	8%

Gross profit	$81,606	$72,529	13%
Gross margin	72%	71%	1%

During the six months ended June 30, 2004 international rental revenue and gross profit increased, compared to the six months ended June 30, 2003, primarily due to increased compression and processing plant rental activity in Argentina, Brazil and Mexico. Gross margin for the six months ended June 30, 2004 increased when compared to the six months ended June 30, 2003, primarily due to lower repair and maintenance expense that is expected to increase in the second half of 2004.

Parts, Service and Used Equipment
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$86,520	$72,746	19%
Operating expense	64,978	50,474	29%

Gross profit	$21,542	$22,272	(3)%
Gross margin	25%	31%	(6)%

Parts, service and used equipment revenue for the six months ended June 30, 2004 was higher than the six months ended June 30, 2003 due primarily to increased international installation sales which were partly offset by a decrease in revenue from our domestic parts and service business. We believe our North American customers have delayed maintenance in order to keep their equipment on-line for longer periods due to the increase in the price of natural gas. Gross profit and gross margin for the six months ended June 30, 2004 were lower than the results for the six months ended June 30, 2003 primarily due to slower activity in parts and service in North America and a high margin on a used equipment sale in the first six months of 2003. For the six months ended June 30, 2004, parts and service revenue was $60.6 million with a gross margin of 27%, compared to $60.6 million and 29%, respectively, for the six months ended June 30, 2003. Used rental equipment and installation sales revenue in the six months ended June 30, 2004 was $25.9 million with a gross margin of 21%, compared to $12.2 million with a 38% gross margin for the six months ended June 30, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$72,309	$57,800	25%
Operating expense	66,370	51,603	29%

Gross profit	$5,939	$6,197	(4)%
Gross margin	8%	11%	(3)%

For the six months ended June 30, 2004, compression fabrication revenue increased primarily due to our increased focus on fabrication that led to increased sales. Gross profit and gross margin declined in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, due primarily to continued strong competition for new orders, which negatively impacted sales prices and the resulting gross margin.

Production and Processing Equipment Fabrication
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$116,446	$145,950	(20)%
Operating expense	101,583	129,707	(22)%

Gross profit	$14,863	$16,243	(8)%
Gross margin	13%	11%	2%

Production and processing equipment fabrication revenue and gross profit for the six months ended June 30, 2004 was lower than for the six months ended June 30, 2003, primarily due to a decrease in orders received from our customers in the second half of 2003. We believe our consolidation efforts, management changes and non-operational issues impacted our sales efforts. However, we are focusing on improving our sales success ratio on new bid opportunities which has resulted in the recent improvement in our backlog. Gross margin for production and processing equipment fabrication for the six months ended June 30, 2004 increased, compared to the six months ended June 30, 2003, due primarily to the improvement in Belleli’s operating performance.

Expenses

SG&A for the six months ended June 30, 2004 was $81.6 million, compared to $79.5 million in the six months ended June 30, 2003. As a percentage of revenue, SG&A for the six months ended June 30, 2004 and 2003 was 14%. During the first six months of 2004, we incurred approximately $1.5 million of additional selling, general and administrative costs related to our efforts in connection with the implementation of Section 404 of the Sarbanes-Oxley Act. We expect to incur approximately $2.5 million to $4.5 million of additional costs in the second half of 2004 in connection with these efforts.

Depreciation and amortization expense for the six months ended June 30, 2004 increased to $87.4 million, compared to $70.7 million for the same period a year ago. Depreciation and amortization expense for the six months ended June 30, 2004 increased primarily due to (a) additional depreciation expense of approximately $8.5 million associated with the compression equipment operating leases that were consolidated into Hanover’s financial statements in the third quarter 2003, (b) increased depreciation expense due to additions to the rental fleet, including maintenance capital, placed in service during the six months ended June 30, 2004 and during 2003 and (c) approximately $1.0 million in additional amortization expense to write-off deferred financing costs associated with the June 2004 refinancing of our 2000A compression equipment lease obligations.

Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating on our balance sheet the entities that lease compression equipment to us. As a result, during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, our interest expense increased $46.5 million to $71.0 million and our leasing expense decreased $43.1 million to $0.

Foreign currency translation for the six months ended June 30, 2004 was a gain of $0.9 million, compared to a gain of $0.2 million for the six months ended June 30, 2003. The foreign currency translation gain was primarily due to the devaluation of the Venezuelan bolivar. The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Canada	$(61)	$129
Argentina	(448)	2,084
Venezuela	1,433	(1,396)
All other countries	(49)	(617)

Exchange gain	$875	$200

Provision for Securities Litigation Settlement

During the six months ended June 30, 2004, we recorded a $0.1 million increase in the cost of the securities related litigation settlement to mark-to-market the change in value of the embedded derivative related to the shareholder note recorded. During the six months ended June 30, 2003, we recorded a $43.8 million charge to record the estimated cost of the securities related litigation settlement.

In May 2003, Hanover reached an agreement that was subject to court approval to settle securities class actions, ERISA class actions and the shareholder derivative actions. The terms of the settlement became final in March 2004 and provided for Hanover to: (a) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (b) issue 2.5 million shares of Hanover common stock, and (c) issue a contingent note with a principal amount of $6.7 million. For further details regarding the securities settlement, see our Form 10-Q for the three months ended March 31, 2004.

Income Taxes

During the six months ended June 30, 2004, we recorded a net tax provision of $14.5 million compared to a benefit from taxes of $10.5 million for the six months ended June 30, 2003. Our effective tax rate for the six months ended June 30, 2004 was (335)%, compared to 30% for the six months ended June 30, 2003. The increase in effective rate was primarily due to the impact of valuation allowances provided in the U.S. and the weight of foreign income to U.S. income (loss). Due to Hanover’s recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets would be realized in the near future. Accordingly, our provision for income taxes for the six months ended June 30, 2004 did not include a tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized during 2004. Based on a 35% federal U.S. tax rate, we estimate that our tax expense for the six months ended June 30, 2004 was approximately $14.1 million higher because of our current tax position in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balance amounted to $51.9 million at June 30, 2004 compared to $56.6 million at December 31, 2003. Working capital increased to $337.1 million at June 30, 2004 from $279.1 million at December 31, 2003. The increase in working capital was primarily the result of an increase in accounts receivable and inventory.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the table below (dollars in thousands):

	Six Months Ended
	June 30,
	2004	2003
Net cash provided by (used in) continuing operations:
Operating activities	$47,812	$43,886
Investing activities	(24,740)	(69,217)
Financing activities	(33,244)	14,508
Effect of exchange rate changes on cash and cash equivalents	(490)	612
Net cash provided by discontinued operations	5,917	5,954

Net change in cash and cash equivalents	$(4,745)	$(4,257)

The increase in cash provided by operating activities for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily due to an increase in distributions from our non-consolidated affiliates. During the six months ended June 30, 2004 and 2003, we received distributions of $7.2 million and $0.1 million, respectively, from our non-consolidated affiliates.

The decrease in cash used in investing activities during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily attributable to a decrease in capital expenditures and the $4.7 million in proceeds received from the sale of our interest in Hanover Measurement Services Company, LP.

The increase in cash used in financing activities was primarily due to the net repayments of approximately $27.0 million on our bank credit facility.

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During 2004, we plan to spend approximately $100 million to $150 million on capital expenditures, including (a) rental equipment fleet additions and (b) approximately $50 million to $60 million on equipment maintenance capital. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations were not realized. Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt. Subsequent to December 31, 2003, there have been no significant changes to our obligations to make future payments under existing contracts except for the repayment of the borrowings under our bank credit facility and the issuance of $200 million Senior Notes in June 2004 as discussed below.

As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk which are not included on our consolidated balance sheet. The possibility of our having to honor these commitments is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required one to be established.

Our bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin. A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

As of June 30, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. While there is no assurance, we believe based on our current projections for 2004 that we will be in compliance with the financial covenants in our bank credit facility and the agreements related to our compression equipment lease obligations.

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of June 30, 2004, we had no outstanding borrowings and approximately $94.1 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations described above, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of non-recourse indebtedness of unqualified subsidiaries, and (c) $25 million of secured purchase money indebtedness. Giving effect to our $94.1 million in outstanding letters of credit, the liquidity available under our bank credit facility as of June 30, 2004 was approximately $256 million.

In June 2003, we filed a shelf registration statement with the SEC pursuant to which we may from time to time publicly offer equity, debt or other securities in an aggregate amount not to exceed $700 million. The SEC subsequently declared the shelf registration statement effective on November 19, 2003, and in December 2003 we issued approximately $344 million in securities under our shelf registration statement. In June 2004, we issued an additional $200 million aggregate principal amount of 9.0% Senior Notes due 2014, which are fully and unconditionally guaranteed on a senior subordinated basis by our wholly owned subsidiary, HCLP. The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease that was to expire in March 2005. Subject to market conditions, the shelf registration statement will be available to offer one or more series of additional equity, debt or other securities.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (a) an additional $75 million in unsecured indebtedness and (b) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.

As of June 30, 2004, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody's	& Poor's
Outlook	Stable	Negative
Senior implied rating	B1	BB-
Bank credit facility due December 2006	Ba3	—
4.75% convertible senior notes due 2008	B3	—
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	—
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	—
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	—
Senior secured	—	B+
Senior unsecured	—	B

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities that were issued by Hanover Compressor Capital Trust, our wholly owned subsidiary. See discussion of the impact of FIN 46 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements” under Item 7 of our annual report on Form 10-K for the year ended December 31, 2003.

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

In March 2004, we entered into two interest rate swaps to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2004:

Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	June 30, 2004
Six Month LIBOR +4.72% Six Month LIBOR +4.64%	December 15, 2010 December 15, 2010	8.625% 8.625%	$100,000,000 $100,000,000	$(6,525) $(5,363)

As of June 30, 2004, a total of approximately $1.4 million in other current assets, $13.3 million in long term liabilities and a $11.9 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps.

During 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	June 30, 2004
March 2000	March 11, 2005	5.2550%	$100,000,000	$(2,242)
August 2000	March 11, 2005	5.2725%	$100,000,000	$(2,264)
October 2000	October 26, 2005	5.3975%	$100,000,000	$(3,701)

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria, and any changes in their fair values have been recognized in other comprehensive income. During the six months ended June 30, 2004 and 2003, we recorded income of approximately $6.3 million and $1.1 million, respectively, related to these three swaps ($6.3 million and $0.7 million, respectively, net of tax) in other comprehensive income. As of June 30, 2004, a total of approximately $7.6 million was recorded in current liabilities and approximately $0.6 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer meet specific hedge criteria and the unrealized gains of $5.3 million related to the mark-to-market adjustment prior to June 1, 2004 will be amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment will be recognized as interest expense in the statement of operations.

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until their expiration in July 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $4.1 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the six months ended June 30, 2003.

The counterparties to the interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in or based on U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of these currencies relative to the U.S. dollar. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of any further devaluation on our results will depend upon the amount of our net assets or liabilities exposed to currency fluctuation in Venezuela in future periods.

For the six months ended June 30, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the six months ended June 30, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At June 30, 2004, we had approximately $16.1 million and $26.0 million in accounts receivable related to our Argentine and Venezuelan operations, respectively.

The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Canada	$(61)	$129
Argentina	(448)	2,084
Venezuela	1,433	(1,396)
All other countries	(49)	(617)

Exchange gain	$875	$200

In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped substantially. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption of our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the six months ended June 30, 2003, we recognized approximately $2.3 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. In addition, in August 2004 a recall referendum is expected to be held to call for early presidential elections. Depending on the results of the referendum, our results of operations in Venezuela could be further materially and adversely affected.

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project, which will require significant financing. Global has orally informed us that it has completed a financing transaction, although it is not clear to us whether the funds raised by Global will be sufficient to perform its obligations under these contracts. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts. In May 2004, we reached an agreement with Global whereby Global prepaid to us $5.0 million in equipment rental fees, that we recorded in other liabilities on our condensed consolidated balance sheet, in return for our agreement to waive certain defaults by Global with respect to some of our agreements with them.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge-mounted facility which could result in a write-down of our investment. At June 30, 2004, we had an investment of approximately $30.4 million associated with the barge-mounted facility and approximately $4.1 million associated with advances to, and our investment in, Global.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $22.2 million in sale leaseback obligations that are currently reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2004, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 had no effect on our net income (loss) per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate and foreign currency risk. Hanover and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At June 30, 2004, the fair market value of our interest rate swaps, excluding the portion attributable to and included in accrued interest, was a liability of approximately $20.1 million.

At June 30, 2004 we were a party to three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

			Fair Value of the
	Company Pays		Swap at
Maturity Date	Fixed Rate	Notional Amount	June 30, 2004
3/11/2005	5.2550%	$100,000	$(2,242)
3/11/2005	5.2725%	$100,000	$(2,264)
10/26/2005	5.3975%	$100,000	$(3,701)

At June 30, 2004 we were a party to two interest rate swaps to convert fixed rate debt to floating rate debt as follows (dollars in thousands):

			Fair Value of the
	Company Pays		Swap at
Maturity Date	Fixed Rate	Notional Amount	June 30, 2004
12/15/2010	8.625%	$100,000	$(6,525)
12/15/2010	8.625%	$100,000	$(5,363)

At June 30, 2004, due to these two swaps, we were exposed to variable interest rates, which fluctuate with market interest rates, on $200 million in notional debt. Assuming a hypothetical 10% increase in the variable rates from those in effect at June 30, 2004, the increase in our annual interest expense with respect to such swaps would be approximately $1.5 million.

At June 30, 2004, we were exposed to variable rental rates, which fluctuate with market interest rates, on a portion of the equipment leases we entered into in 2001 and 2000. Assuming a hypothetical 10% increase in the variable rates from those in effect at June 30, 2004, the increase in annual interest expense on the equipment lease notes would be approximately $0.5 million.

We are also exposed to interest rate risk on borrowings under our bank credit facility under which interest may be accrued on advances at a floating interest rate. At June 30, 2004, there were no outstanding borrowings under our bank credit facility.

We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in or based on U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of those currencies relative to the U.S. dollar. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of any further devaluation on our results will depend upon the amount of our net assets or liabilities exposed to currency fluctuation in Venezuela in future periods.

For the six months ended June 30, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the six months ended June 30, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At June 30, 2004, we had approximately $16.1 million and $26.0 million in accounts receivable related to our Argentine and Venezuelan operations, respectively.

The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Canada	$(61)	$129
Argentina	(448)	2,084
Venezuela	1,433	(1,396)
All other countries	(49)	(617)

Exchange gain	$875	$200

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Hanover’s principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2004. Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. Under the direction of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: information systems (including controls over access to the systems and segregation of duties); human resources; internal audit; tax accounting; planning and analysis; reconciliation of accounts; approval of expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under compression equipment lease agreements; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in the legal, accounting/finance and human resource areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environmental Department (the “Division”), of potential violations of State regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay annual filing fees for compressor units located on sites for more than one year. We promptly paid the required fees and filed the required notices, correcting the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, the amount was reduced to $189,768. We subsequently responded to the penalty assessment, challenging the basis of the Division’s penalty calculation. As a result of our challenge, the Division agreed to a Stipulated Motion for Time to File Answer and further agreed to meet with us and negotiate a final settlement. On April 8, 2004, Hanover met with Division officials in Santa Fe and agreed to a final settlement of all alleged violations. In June 2004, we paid a penalty of $105,464 in final resolution of this matter.

On June 30, 2004, the Texas Commission on Environmental Quality (TCEQ) informed the Company that it was pursuing an enforcement action against the Company’s subsidiary HCLP for alleged violations of the Texas Health and Safety Code and Commission Rules at the Redwood Hanover Gateway Plant (RHG Plant) in Madison County, Texas. The alleged violations include failure to comply with certain permit limitations relating to sulfur emissions during certain periods in 2003 and 2004 and failure to provide certain required notifications in connection therewith. TCEQ has proposed a settlement of $149,625 in respect of the alleged violations in the form of a proposed Agreed Order dated June 29, 2004. The Company has requested a meeting with the TCEQ to discuss the allegations and to challenge certain assumptions made by the TCEQ. A date for the meeting is pending further communication with TCEQ.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on May 20, 2004, the Company presented the following matters to the stockholders for action and the votes cast are indicated below:

     1. Election of Nine Directors

Term Ending 2005	For	Withheld
I. Jon Brumley	60,078,343	2,997,441
Ted Collins, Jr.	57,863,728	5,212,056
Chad C. Deaton	61,374,978	1,700,806
Margaret K. Dorman	61,362,955	1,712,829
Robert R. Furgason	58,255,536	4,820,248
Victor E. Grijalva	61,335,599	1,740,185
Gordon T. Hall	60,080,336	2,995,448
Stephen M. Pazuk	61,368,993	1,706,791
Alvin V. Shoemaker	56,673,146	6,402,638

     2. Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Public Accountants

For	Against	Abstaining
61,320,590	1,704,556	50,639

ITEM 5. OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Senior Indenture, dated as of December 15, 2003, between Hanover Compressor Company and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on December 15, 2003).

4.2	Third Supplemental Indenture to Senior Indenture, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004).

4.3	Form of Global Note representing $200,000,000 aggregate principal amount of 9% Senior Notes due 2014 (included in Exhibit 4.2 as Exhibit A thereto).

10.1	Employment Letter with Gary M. Wilson dated April 9, 2004 (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

             (1) Filed herewith.

             (2) Furnished herewith.

(b) Reports submitted on Form 8-K:

1.	On April 29, 2004, we filed a current report on Form 8-K, furnishing under Item 12 a press release announcing our financial results for the quarter ended March 31, 2004. The date of such report (the date of the earliest event reported) was April 29, 2004.

2.	On June 2, 2004, we filed a current report on Form 8-K, reporting under Item 5 that we entered into an underwriting agreement with J.P. Morgan Securities Inc., as representative of the several underwriters, and Citigroup Global Markets Inc., as independent underwriter, in connection with the issuance and sale of $200,000,000 aggregate principal amount of our 9% Senior Notes due 2014. In addition, we filed the underwriting agreement, senior indenture, supplement indenture, forms of note, and opinion of Vinson & Elkins L.L.P. under Item 7. The date of such report (the date of the earliest event reported) was May 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

Date:	August 9, 2004

By:	/s/ CHAD C. DEATON

Chad C. Deaton
President and Chief Executive Officer

Date:	August 9, 2004

By:	/s/ JOHN E. JACKSON

John E. Jackson
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1	Senior Indenture, dated as of December 15, 2003, between Hanover Compressor Company and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on December 15, 2003).

4.2	Third Supplemental Indenture to Senior Indenture, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004).

4.3	Form of Global Note representing $200,000,000 aggregate principal amount of 9% Senior Notes due 2014 (included in Exhibit 4.2 as Exhibit A thereto).

10.1	Employment Letter with Gary M. Wilson dated April 9, 2004 (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith.

(2)	Furnished herewith.