Form 10-K
period 2004-12-31
HANOVER COMPRESSOR CO /
filed 2005-03-14
CIK 909413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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
Registrant’s telephone number, including area code:
(281) 447-8787
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange in Which Registered

Common Stock, $.001 par value 8.625% Senior Notes due 2010 9.0% Senior Notes due 2014	New York Stock Exchange New York Stock Exchange New York Stock Exchange
Securities registered pursuant to 12(g) of the Act:
Title of class:     None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the Common Stock of the registrant held by non-affiliates as of June 30, 2004 was $752,645,000. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes. With respect to persons holding more that 5% of our outstanding voting shares and common stock, we have relied upon statements filed by such persons on or prior to June 30, 2004 pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.
      Number of shares of the Common Stock of the registrant outstanding as of March 4, 2005: 87,053,366 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held in 2005, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, are incorporated by reference into Part III.

HANOVER COMPRESSOR COMPANY

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to implement certain business objectives, such as:

•	international expansion,

•	integrating acquired businesses,

•	generating sufficient cash,

•	accessing capital markets,

•	refinancing existing or incurring additional indebtedness to fund our business, and

•	executing our exit and sale strategy with respect to assets classified on our balance sheet as assets held for sale;

•	risks associated with any significant failure or malfunction of our enterprise resource planning system;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.
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
      You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly revise any forward-

looking statement to reflect circumstances or events after the date of this Form 10-K or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC after the date of this Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Item 1.	Business
General
      Hanover Compressor Company, (“we”, “us”, “our”, “Hanover”, or the “Company”) a Delaware corporation, together with its subsidiaries, is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants and tank farms, primarily for use in Europe and the Middle East.
      Substantially all of our assets are owned and our operations are conducted by our wholly-owned subsidiary, Hanover Compression Limited Partnership (“HCLP”). In December 2001 and 2002, HCLP and its subsidiaries completed various internal restructuring transactions pursuant to which certain of the U.S. subsidiaries of HCLP were merged, directly or indirectly, with and into HCLP.
      We believe that we are currently the largest provider of rental natural gas compression equipment and services in the United States on the basis of aggregate horsepower, with 5,944 rental units in the United States having an aggregate capacity of approximately 2,551,000 horsepower at December 31, 2004. In addition, we estimate that we are one of the largest providers of compression services in the Latin American market, operating 645 units internationally with approximately 758,000 horsepower at December 31, 2004. As of December 31, 2004, approximately 77% of our natural gas compression horsepower was located in the United States and approximately 23% was located elsewhere, primarily in Latin America.
      Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our geographic business unit operating structure, technically experienced personnel and high-quality compressor fleet have allowed us to successfully provide reliable and timely customer service.
Industry trends
      We compete primarily in the market for transportable natural gas compression units of up to 4,500 horsepower. The rental segment of that market has experienced significant growth over the past decade. Despite a deterioration of market conditions in 2002 and 2003, we believe the U.S. market for both the purchase and rental of natural gas compression equipment will continue to improve due to the increased demand for natural gas, the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, the discovery of new reserves and the continuing interest in outsourcing compression by independent producers. However, because the majority of oil and gas reserves are located outside of the United States, we believe that international markets will be a primary source of our growth opportunities in the gas compression market in the years to come.

      As of December 31, 2004, the rental portion of the U.S. gas compression market was estimated by industry sources to be approximately 5.4 million horsepower. We believe the growth of the rental compression capacity in the U.S. market has been primarily driven by the trend toward outsourcing by energy producers and processors. We believe that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer’s investment in equipment and enabling the customer to more efficiently resize their compression capabilities to meet changing reservoir conditions. In addition, we believe that outsourcing typically provides the customer with more timely and technically proficient service and maintenance, which often reduces operating costs. Nevertheless, a significant percentage of installed gas compression equipment continues to be purchased by the customer, rather than rented.
      We believe growth opportunities for our products exist due to (1) increased worldwide energy consumption, (2) implementation of international environmental and conservation laws prohibiting the flaring of natural gas, which increases the need for gathering systems, (3) increased outsourcing by energy producers and processors, (4) the environmental soundness, economy and availability of natural gas as an alternative energy source, (5) continued aging of the worldwide natural gas reserve base and the attendant decline of wellhead pressures and (6) increased use of our products for reinjection in oilfield maintenance and the stripping of natural gas liquids from production streams. The rental compression business is capital intensive, and our ability to take advantage of these growth opportunities may be limited by our ability to raise capital to fund our expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K.
Notable Events in 2004
      Debt Transactions. During 2004, we used cash flows from operations and proceeds from asset dispositions to reduce our outstanding indebtedness and minority interest obligations by $149.1 million.
      In June 2004, we issued under our shelf registration statement $200.0 million aggregate principal amount of our 9.0% Senior Notes due 2014, which are fully and unconditionally guaranteed on a senior subordinated basis by our wholly-owned subsidiary, HCLP. The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease that was to expire in March 2005.
      Dispositions. In November 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. These businesses are reflected as discontinued operations in our consolidated statement of operations. The sale of our Canadian compression rental fleet and our interest in CES resulted in a $2.1 million gain, net of tax.
      During October 2004, we sold an asset held for sale related to our discontinued power generation business for approximately $7.5 million and realized a gain of approximately $0.7 million. This asset was sold to a subsidiary of The Wood Group. The Wood Group owns 49.5% of the Simco/ Harwat Consortium, a joint venture gas compression project in Venezuela in which we hold a 35.5% ownership interest.
      On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement Services Company, L.P. (“Hanover Measurement”) to EMS Pipeline Services, L.L.C. for $4.9 million. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.
      Securities Class Actions. On October 23, 2003, we entered into a Stipulation of Settlement to settle all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions that were filed against the Company. The terms of the settlement required us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million.
      On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement therefore became final and was implemented according to its terms. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, is not a party to the settlement and remains a party to the securities class action. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year ended December 31, 2003 compared to year ended December 31, 2002 — Provision for securities litigation settlement.”)
      In April 2004, we issued the $6.7 million contingent note related to the securities settlement. The note was extinguished (with no money owing under it) during the third quarter of 2004 under the terms of the note since our common stock traded above the average price of $12.25 per share for 15 consecutive trading days. As a result of the cancellation of the note in the third quarter of 2004, we reversed the note and the embedded derivative, which resulted in a $4.0 million reduction to the cost of the securities-related litigation.
      As part of the settlement, we implemented certain corporate governance enhancements, allowed shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February 4, 2004 we appointed Margaret K. Dorman and Stephen M. Pazuk to our board of directors), and made certain changes to our code of conduct.
      GKH Investments, L.P. and GKH Private Limited (collectively “GKH”), which formally owned more than 10% of our outstanding common stock and which sold shares in our March 2001 secondary offering of common stock, were parties to the settlement and agreed to settle claims against them that arose out of that offering as well as other potential securities, ERISA, and derivative claims. We understand that in April 2004 GKH transferred 2.5 million shares of our common stock from their holdings or from other sources to the settlement fund as required by the terms of the settlement.
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
Industry Overview
Natural Gas Compression
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

      In addition to such wellhead and gas field gathering activities, natural gas compressors are used in a number of other applications, most of which are intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compressors are used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be removed and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compression equipment is applied to allow the gas to continue to flow in the pipeline to its destination. Additionally, compressors are used to re-inject associated gas to lift liquid hydrocarbons and thereby increase the rate of crude oil production from oil and gas wells. Furthermore, compression enables gas to be stored in underground storage reservoirs for subsequent extraction during periods of peak demand. Finally, compressors are often used in combination with oil and gas production and processing equipment to process and refine oil and gas into higher value added and more marketable energy sources, as well as used in connection with compressed natural gas vehicle fueling facilities providing an alternative to gasoline.
      Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or change their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of the equipment, a dedicated local parts inventory, a diversified fleet of natural gas compressors and a highly trained staff of field service personnel are necessary to perform such functions in the most economic manner. These requirements, however, have typically proven to be an extremely inefficient use of capital and manpower for independent oil and natural gas producers and have caused producers, as well as oil and natural gas transporters and processors, to increasingly outsource their non-core compression activities to specialists such as us.
      The advent of rental and contract compression over forty years ago made it possible for oil and natural gas producers, natural gas transporters and processors to improve the efficiency and financial performance of their operations. We believe compressors leased from specialists generally have a higher rate of mechanical reliability and typically generate greater productivity than those owned by oil and gas operators. Furthermore, because compression needs of a well change over time, outsourcing of compression equipment enables an oil and gas producer to better match variable compression requirements to the production needs throughout the life of the well. Also, we believe certain large U.S. oil and natural gas companies are seeking to streamline their operations and reduce their capital expenditures and other costs. To this end, they have sold certain U.S. energy reserves to independent energy producers and are outsourcing facets of their operations. We believe that such initiatives are likely to contribute to increased rentals of compression equipment.
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
      Wellhead or upstream production and processing equipment includes a wide and diverse range of products. We sell “standard” production and processing equipment primarily into U.S. markets, which is used for processing wellhead production from onshore or shallow-water offshore platform production. In addition, we sell custom-engineered, built-to-specification production and processing equipment, which typically consists of much larger equipment packages than standard equipment, and is generally used in much larger scale production operations. These large projects tend to be in remote areas, such as deepwater offshore sites, and in developing countries with limited oil and gas industry infrastructure.
      The standard production and processing equipment market tends to be somewhat commoditized, with sales following general industry trends. Equipment can be built for inventory based on historical product mix and predicted industry activity. The custom equipment market is driven by global economic and political trends, and the type of equipment that is purchased can vary significantly. Technology, engineering capabilities, project management and quality control standards are the key drivers in the custom equipment market.
      In addition, through our ownership of Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants and tank farms, primarily for use in Europe and the Middle East.
Market Conditions
      We believe that the most fundamental force driving the demand for gas compression and production and processing equipment is the growing global consumption of natural gas. As more gas is consumed, the demand for compression and production and processing equipment increases. In addition, we expect the demand for liquefied natural gas, compressed natural gas and liquefied petroleum gas to continue to increase and result in additional demand for our compression and production and processing equipment and related services.
      Although natural gas has historically been a more significant source of energy in the United States than in the rest of the world, we believe that aggregate international natural gas consumption has grown recently. Despite this growth in energy demand, most international energy markets have historically lacked the infrastructure necessary to transport natural gas to local markets and natural gas historically has been flared at the wellhead. Given recent environmental legislation and the construction of numerous natural gas-fueled power plants built to meet international energy demand, we believe that international compression markets are experiencing growth.
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

Business Segments
      Our revenues and income are derived from five business segments:

•	U.S. rentals. Our U.S. rental segment primarily provides natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover-owned assets located within the United States.

•	International rentals. Our international rentals segment provides substantially the same services as our U.S. rental segment except it services locations outside the United States.

•	Compressor and accessory fabrication. Our compressor and accessory fabrication segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications.

•	Production and processing equipment fabrication. Our production and processing equipment fabrication segment includes the design, fabrication and sale of equipment used in the production and treating of crude oil and natural gas; and the engineering, procurement and manufacturing of heavy wall reactors for refineries and the construction of desalination plants and tank farms.

•	Parts, service and used equipment. Our parts, service and used equipment segment provides a full range of services to support the surface production needs of customers, from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment.
      The U.S. and international compression rentals segments have operations primarily in the United States and South America. For financial data relating to our business segments and financial data relating to the amount or percentage of revenue contributed by any class of similar products or services which accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and Note 24 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Compression Rentals, Maintenance Services and Compressor and Accessory Fabrication
      We provide our customers with a full range of compressor and associated equipment sales, rental, maintenance and contract compression services. As of December 31, 2004, our compressor fleet consisted of 6,589 units, ranging from 8 to 4,450 horsepower per unit. The size, type and geographic diversity of this rental fleet enable us to provide our customers with a range of compression units that can serve a wide variety of applications and to select the correct equipment for the job, rather than trying to “fit” the job to our fleet of equipment.
      We base our gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of the contract, market conditions and the inclusion of any other desired services, such as installation, transportation and the degree of daily operation. In early 2003, we began to selectively introduce price increases for our U.S. compression rental business. Such price increases, along with an improvement in market conditions, resulted in a 5% increase in revenue from our U.S. rental business in the year ended December 31, 2004 as compared to the year ended December 31, 2003. Substantially all of our units are operated pursuant to “contract compression” or “rental with full maintenance” agreements under which we perform all maintenance and repairs on such units while under contract. In the U.S. onshore market, compression rental fleet units are generally leased under contract with minimum terms of six months to two years, which convert to month-to-month at the end of the stipulated minimum period. Historically, the majority of our customers have extended the length of their contracts, on a month-to-month basis, well beyond the initial term. Typically, our compression rental units used in offshore and international applications carry substantially longer lease terms than those for onshore U.S. applications.

      We believe an essential element of our success is our ability to provide compression services to customers with contractually committed compressor run-times of between 95% and 98%. We are able to offer this level of commitment due largely to our preventive maintenance program and extensive field service network that permits us to promptly address maintenance requirements. Our team of experienced maintenance personnel performs our rental compression maintenance services both at our facilities and in the field. Such maintenance facilities are situated in close proximity to actual rental fleet deployment to permit superior service response times.
      Our rental fleet units are serviced at manufacturers’ recommended maintenance intervals, modified as required by the particular characteristics of each job and the actual operating experience of each compressor unit. Prior to the conclusion of any rental job, our field management evaluates the condition of the equipment and, where practical, corrects any problems before the equipment is shipped out from the job site. Although natural gas compressors generally do not suffer significant technological obsolescence, they do require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes alignment, compression checks and other parametric checks that indicate a change in the condition of the equipment. In addition, oil and wear-particle analysis is performed on our units on an ongoing scheduled basis and prior to their redeployment at specific compression rental jobs. Overhauls are done on a condition-based interval instead of a time-based schedule. In our experience, these rigorous procedures maximize component life and unit availability and minimize avoidable downtime. Typically, we overhaul each rental compressor unit for general refurbishment every 36 to 48 months and anticipate performing a comprehensive overhaul of each rental compressor unit every 60 to 72 months.
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
      We believe the foundation for our successful field operations effort is the experience and responsiveness of our compressor rental field service and shop staff of compressor mechanics. Our field service mechanics are coordinated and supported by regional operations managers who have supervisory responsibility for specific geographic areas.
      Our compressor and accessory fabrication operations design, engineer and assemble compression units and accessories for sale to third parties as well as for placement in our compressor rental fleet. As of December 31, 2004, we had a compressor unit fabrication backlog for sale to third parties of $56.7 million compared to $28.2 million at December 31, 2003. Substantially all of our compressor and accessory fabrication backlog is expected to be produced within a three-month to six-month period. In general, units to be sold to third parties are assembled according to each customer’s specifications and sold on a turnkey basis. We acquire major components for these compressor units from third-party suppliers.

Compressor Rental Fleet
      The size and horsepower of our compressor rental fleet owned or operated under lease on December 31, 2004 is summarized in the following table.

		Aggregate
	Number	Horsepower	% of
Range of Horsepower Per Unit	of Units	(In thousands)	Horsepower

0-100	1,926	130	4%
101-200	1,340	203	6%
201-500	1,150	375	11%
501-800	574	366	11%
801-1,100	489	491	15%
1,101-1,500	862	1,182	36%
1,501-2,500	176	321	10%
2,501-4,450	72	241	7%

Total	6,589	3,309	100%

Production and Processing Equipment Fabrication
      Through our production and processing equipment fabrication division, we design, engineer, fabricate, sell and rent a broad range of oil and gas production and processing equipment designed to heat, separate, dehydrate and measure crude oil and natural gas. Our product line includes line heaters, oil and gas separators, glycol dehydration units and skid-mounted production packages designed for both onshore and offshore production facilities. We also purchase and recondition used production and processing equipment that is then sold or rented and generally maintain standard product inventories to meet most customers’ rapid response requirements and minimize customer downtime. As of December 31, 2004, we had a production and processing equipment fabrication backlog of $234.2 million compared to $124.8 million at December 31, 2003, including Belleli’s backlog of $150.0 million and $106.7 million at December 31, 2004 and 2003, respectively. Typically, we expect our production and processing equipment backlog to be produced within a three to thirty-six month period. At December 31, 2004, approximately $9.6 million of future revenue related to our production and processing equipment backlog was expected to be recognized after December 31, 2005. Through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants and tank farms, primarily for use in Europe and the Middle East.

Parts, Service and Used Equipment
      We often provide contract operations and related services for customers that prefer to own their production, gas treating and oilfield power generation or compression equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression rental, production processing equipment and oilfield power generation equipment and facilities. As customers look to us to provide an ever-widening array of outsourced services, we will continue to build our core business with emerging business opportunities, such as turnkey gas treatment, installation services and oilfield-related power generation sales and services. In addition, we purchase and recondition used gas compression units, oilfield power generation and treating facilities and production and processing equipment that is then sold or rented to customers. We maintain parts inventories for our own use and to meet our customers’ needs. As of December 31, 2004, we had approximately $135.8 million in parts and supplies inventories.

Sources and Availability of Raw Materials
      Our fabrication operations consist of fabricating compressor and production and processing equipment from components and subassemblies, most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. In addition, we fabricate heavy wall reactors for refineries and other vessels used in production, processing and treating of crude oil and natural gas. Steel is a commodity which can have wide price fluctuations and represents a significant portion of the raw materials for these products. Although our products are generally shipped within 180 days following their order date, increases in raw material costs cannot always be offset by increases in our products’ sales prices. We believe that all materials and components are readily available from multiple suppliers at competitive prices.

Market and Customers
      Our global customer base consists of U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, national oil and gas companies, large and small independent producers and natural gas processors, gatherers and pipelines. Additionally, we have negotiated strategic alliances or preferred vendor relationships with key customers pursuant to which we receive preferential consideration in customer compressor and oil and gas production and processing equipment procurement decisions in exchange for providing enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of our consolidated revenues during 2004, 2003 or 2002.
      Our rental and sales activities are conducted throughout the continental United States, internationally and in offshore operations. International locations include Argentina, Canada, Italy, United Arab Emirates, Equatorial Guinea, India, Venezuela, Colombia, Trinidad, Bolivia, Brazil, Mexico, Peru, Pakistan, Indonesia, Nigeria, United Kingdom and Russia. We have fabrication facilities in the United States, Canada, Italy, UAE and the United Kingdom. In addition, we have representative offices in the Netherlands and the Cayman Islands. As of December 31, 2004, equipment representing approximately 23% of our compressor rental fleet horsepower was being used in international applications.

Sales and Marketing
      Our salespeople pursue the rental and sales market for compressors and production and processing equipment and other products in their respective territories. Each salesperson is assigned a customer list on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. Our advertising and promotion strategy is a concentrated approach, tailoring specific messages into a very focused presentation methodology. Additionally, our salespeople coordinate with each other to effectively pursue customers who operate in multiple regions. The salespeople maintain contact with our operations personnel in order to promptly respond to and satisfy customer needs. Our sales efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior product design, fabrication, installation, customer service and after-market support.
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

Competition
      We believe that we are currently the largest provider of rental natural gas compression equipment and services in the United States on the basis of aggregate rental horsepower. However, the natural gas compression services and fabrication business is highly competitive. Overall, we experience considerable competition from companies who may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies.
      Because our business is capital intensive, our ability to take advantage of growth opportunities is limited by our ability to raise capital. To the extent that any of our competitors have a lower cost of capital or have greater access to capital than we do, they may be able to compete more effectively, which may allow them to more readily take advantage of available opportunities.
      Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental units increases in a rental fleet, the number of sales, engineering, administrative and maintenance personnel required does not increase proportionately.
      One of the significant cost items in the compressor rental business is the amount of inventory required to service rental units. Each rental company must maintain a minimum amount of inventory to remain competitive. As the size of the rental fleet increases, the required amount of inventory does not increase in the same proportion, thus providing economic efficiencies. Additionally, the larger rental fleet companies can generate cost savings through improved purchasing power and vendor support.
      We believe that we compete effectively on the basis of price, customer service, and flexibility in meeting customer needs and quality and reliability of our compressors and related services. A few major fabricators, some of whom also compete with us in the compressor rental business, continue to be aggressive competitors in the compressor fabrication business. In our production and processing equipment business, we have different competitors in the standard and custom engineered equipment markets. Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price and availability. Our competition in the custom engineered market usually consists of larger companies that have the ability to provide integrated projects and product support after the sale. Increasingly, the ability to fabricate these large custom-engineered systems near to the point of end-use is a major competitive advantage.

Government Regulation
      We are subject to various federal, state, local and international laws and regulations relating to occupational health and safety and the environment including regulations and permitting for air emissions, wastewater and stormwater discharges and waste handling and disposal activities. From time to time as part of the regular overall evaluation of our operations, including newly acquired operations, we apply for or amend facility permits with respect to stormwater or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks, or pipelines and other regulated units, all of which may impose additional regulatory compliance and permitting obligations. Failure to comply with these occupational health and safety and environmental laws and regulations or associated permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions as to future compliance. Moreover, as with any owner or operator of real property, we are subject to clean-up costs and liability for regulated substances or any other toxic or hazardous wastes that may exist on or have been released under any of our properties.
      In connection with our due diligence investigation of potential new properties for acquisition, we typically perform an evaluation to identify potentially significant environmental issues and take measures to have such issues addressed by the seller or ourselves, as appropriate under the circumstances. We cannot be certain, however, that all such possible environmental issues will be identified and fully addressed prior to our acquisition of new properties, nor can we control another entity’s willingness or ability, solvent or insolvent, to fund the remediation of their contamination of our existing properties or properties where we operate when such liability is established. Moreover, the production of atmospheric emissions of regulated substances, and the handling of petroleum products and other regulated substances is a normal part of our operations and we have experienced occasional minor spills, incidental leakages and emission rates in excess of permit limits in connection with our operations. As part of the regular overall evaluation of our operations, including newly acquired facilities, we assess the compliance and permitting status of these operations and facilities with applicable environmental laws and regulations and seek to address identified issues in accordance with applicable law.
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
      The Resource Conservation and Recovery Act (“RCRA”) and regulations promulgated by it govern the generation, storage, transfer and disposal of hazardous wastes. We must comply with RCRA regulations for any of our operations that involve the generation, management or disposal of hazardous wastes (such as painting activities or the use of solvents) in quantities regulated under RCRA. In addition, to the extent we operate underground tanks on behalf of specific customers, such operations may be regulated under RCRA. We believe we are in substantial compliance with RCRA and are not aware of any current claims against us alleging RCRA violations. We cannot provide any assurance, however, that we will not receive such notices of potential liability in the future.
      We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted to us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform remedial plugging or pit closure operations to prevent future contamination. At two of our owned sites, we are currently working with prior owners who have undertaken the full legal obligations to monitor and/or clean-up contamination at such sites that occurred prior to our acquisition of them. We are not currently under any order requiring that we undertake or pay for any clean-up activities, nor are we aware of any current environmental claims by governmental bodies or private parties against us demanding remedial action or alleging that we are liable for remedial costs already incurred. However, we cannot provide any assurance that we will not receive any such claims in the future.
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
      The Clean Air Act restricts the emission of air pollutants from many sources, including compressors and operational support facilities. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance with newly enacted legislation as it emerges. In addition, certain states have or are considering and the federal government has recently passed more stringent air emission controls on off-road engines. These laws and regulations may affect the costs of our operations.
      On June 30, 2004, the Texas Commission on Environmental Quality (“TCEQ”) informed us that it was pursuing an enforcement action against us for alleged violations of the Texas Health and Safety Code and Commission Rules at a gas processing plant owned and operated by us in Madison County, Texas. The alleged violations included failure to comply with certain permit limitations relating to sulfur emissions during certain periods in 2003 and 2004 and failure to provide certain required notifications in connection therewith. After meeting with us, TCEQ issued a revised proposed Agreed Order dated August 30, 2004 outlining the terms of settlement pertaining to the allegations. We executed the August 30, 2004 proposal, and submitted payment for same to TCEQ on September 9, 2004 in the amount of $46,200. Final TCEQ commission approval of the settlement was scheduled for February 9, 2005, but was deferred for the administrative convenience of TCEQ. We have not been advised of the new hearing date.
      On June 21, 2004, an inspector representing California’s South Coast Air Quality Management District (“AQMD”) conducted an inspection at one of our compressed natural gas (“CNG”) fueling stations in Los Angeles, California. At the conclusion of the inspection, we received a Notice of Violation from the inspector that alleged emission rates of certain regulated engine exhaust products were in excess of air quality permit limits. Hanover representatives met with AQMD in Los Angeles and agreed to the terms by which we would upgrade the subject equipment under an Order of Abatement that was subsequently executed by us on August 25, 2004. We met again with AQMD in Los Angeles on several occasions relative to the alleged emission violations for which we received the original June 21st Notice of Violation and negotiated a final Settlement Agreement in respect of all allegations, which we signed on November 18, 2004. Under the terms of the Agreement, Hanover will pay a total penalty of $69,000 in monthly installments which commenced on November 30, 2004 and conclude on May 30, 2005.
      We believe that we are currently in substantial compliance with environmental laws and regulations and other known regulatory requirements. It is possible that stricter environmental laws and regulations may be imposed in the future, such as more stringent air emission requirements or proposals to make currently non-hazardous wastes subject to more stringent and costly handling, disposal and clean-up requirements. While we may be able to pass on the additional costs of complying with such laws to our customers, there can be no assurance that attempts to do so will be successful. Accordingly, new laws or regulations or amendments to existing laws or regulations might require us to undertake significant capital expenditures and otherwise have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.
      Our operations outside the United States are potentially subject to similar international governmental controls and restrictions pertaining to the environment and other regulated activities in the countries in which we operate. We believe our operations are in substantial compliance with existing international governmental controls and restrictions and that compliance with these international controls and restrictions has not had a material adverse effect on our operations. We cannot provide any assurance, however, that we will not incur significant costs to comply with these international controls and restrictions in the future.
International Operations
      We operate in many different geographic markets, some of which are outside the United States. At December 31, 2004, of the approximately 758,000 horsepower of compression we had deployed internationally, approximately 93% was located in Latin America (primarily in Venezuela, Argentina and Mexico). Changes in local economic or political conditions, particularly in Venezuela, Argentina and other parts of Latin America, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers which may restrict our ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which we operate; including civil uprisings, riots and terrorist acts, particularly with respect to our operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries;

•	the burden of complying with the various laws and regulations in the countries in which we operate; and

•	fluctuations in currency exchange rates and the value of the U.S. dollar, particularly with respect to our operations in Argentina, Venezuela and Europe.
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
      We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of these currencies relative to the U.S. dollar.
      At December 31, 2004 we had intercompany advances outstanding to our subsidiary in Italy of approximately $55.0 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2004 resulted in a translation gain of approximately $3.7 million.
      For the year ended December 31, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the year ended December 31, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At December 31, 2004, we had approximately $17.3 million and $22.4 million in accounts receivable related to our Argentine and Venezuelan operations, respectively.
      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2004	2003

Italy	$4,170	$221
Argentina	(624)	494
Venezuela	1,165	(2,443)
All other countries	511	(820)

Exchange gain (loss)	$5,222	$(2,548)

      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an accord between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. For example, as a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million due to concerns about the ultimate receipt of those revenues. Although we were able to realize those revenues in 2003, no assurances can be given that this will be the result if a similar situation occurred in the future.
      In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of any further devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods.
      The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.
      As part of our 2001 acquisition of the gas compression business of Schlumberger, we acquired minority interests in three joint ventures in Venezuela. As a minority investor in these joint ventures, we will not be able to control their operations and activities, including, without limitation, whether and when they distribute cash or property to their holders. At December 31, 2004, we had approximately $89.2 million invested in these non-consolidated affiliates.
      We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway (“Cawthorne Channel Project”) as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have substantially completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.
      This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks as well as other risks associated with a major construction project could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At December 31, 2004, we had an investment of approximately $60.3 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate investing an additional $10 million in the Cawthorne Channel Project during 2005. In addition, we have approximately $4.2 million associated with advances to, and our investment in, Global.
      In July 2004, Wilpro Energy Services (PIGAP II) Limited (“PIGAP II”) received a notice of default from the Venezuelan state oil company, PDVSA, alleging that PIGAP II was not in compliance under a services agreement as a result of certain operational issues. PIGAP II is a joint venture, currently owned 70% by a subsidiary of The Williams Companies, Inc. (“Williams”) and 30% by Hanover, that operates a natural gas compression facility in Venezuela. While PIGAP II advised us that it did not believe a basis existed for such notice of default, the giving of the notice of default by PDVSA could be deemed an event of default under PIGAP II’s outstanding project loans totaling approximately $207.7 million. PIGAP II sought a waiver of this potential default from its lenders, and the lenders under the PIGAP II project loan agreement have waived any potential default under the loan documents. Additionally, in January 2005, PDVSA advised PIGAP II that there were no events of default under the services agreement in existence at that time. Hanover’s net book investment in PIGAP II at December 31, 2004 was approximately $33.5 million and Hanover’s pretax income with respect to PIGAP II for the year ended December 31, 2004 was approximately $12.2 million.
      For financial data relating to the Company’s geographic concentrations, see Note 24 to the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K.
Executive Officers of the Registrant
      The following sets forth, as of March 9, 2005, the name, age and prior business experience of each of our executive officers:

Name	Age	Position

John E. Jackson	46	President and Chief Executive Officer; Director
Gary M. Wilson	48	Senior Vice President, General Counsel and Secretary
Lee E. Beckelman	39	Vice President and Chief Financial Officer
Anita H. Colglazier	49	Vice President— Controller
Peter G. Schreck	41	Vice President— Treasury and Planning
Stephen P. York	48	Vice President— Investor Relations and Technology
Mickey McDonald	57	Vice President— U.S. Operations
Steve W. Muck	52	Vice President— International Operations
Hilary S. Ware	48	Vice President— Human Resources
      The following sets forth certain information regarding executive officers of the Company:
      John E. Jackson was elected President and Chief Executive Officer in October 2004 and as a director in July 2004. Mr. Jackson joined Hanover in February 2002 as Senior Vice President and Chief Financial Officer. Prior to joining Hanover, Mr. Jackson served as Vice President and Chief Financial Officer of Duke Energy Field Services, a joint venture of Duke Energy and Phillips Petroleum that is one of the nation’s largest producers and marketers of natural gas liquids. Mr. Jackson joined Duke Energy Field Services as Vice President and Controller in April 1999 and was named Chief Financial Officer in February 2001. Prior to joining Duke Energy Field Services, Mr. Jackson served in a variety of treasury, controller and accounting positions at Union Pacific Resources between June 1981 and April 1999.
      Gary M. Wilson was appointed Senior Vice President, General Counsel and Secretary effective May 15, 2004. Since 1985, Mr. Wilson served Schlumberger Limited in various positions of increasing responsibility, including Deputy General Counsel of Schlumberger Oilfield Services. Most recently, Mr. Wilson acted as General Counsel of WesternGeco, a joint venture between Schlumberger and Baker Hughes Inc., a position he held since 2000. Mr. Wilson began his career in 1981 with the law firm of Richards Butler, based in Abu Dhabi and London.
      Lee E. Beckelman was appointed Vice President and Chief Financial Officer on January 26, 2005. Mr. Beckelman joined Hanover in December 2002 and served as Vice President of Investor Relations and Corporate Development. Prior to joining Hanover, Mr. Beckelman was Vice President of J.P. Morgan Securities Inc. (previously Chase Securities Inc.) where he was responsible for the marketing and structuring of syndicated loans, primarily for companies in the energy industry. Prior to joining J.P. Morgan Securities Inc. in July 1995, Mr. Beckelman also worked in energy project finance and development for Bechtel Enterprises and Transworld Oil USA and began his career in 1988 with Texas Commerce Bank.
      Anita H. Colglazier was appointed Vice President and Controller on March 9, 2005. Ms. Colglazier joined Hanover in 2002 and served as Director, Financial Reporting and Policy until her recent appointment. Prior to joining Hanover, Ms. Colglazier held various management and accounting positions during her 18 years with Union Pacific Resources Company (“UPRC”), including Assistant Controller. Anadarko Petroleum acquired UPRC in July 2000. After the acquisition through her departure in 2002, Ms. Colglazier worked as an accounting manager supporting the transition and integration of UPRC into Anadarko. Prior to joining UPRC, Ms. Colglazier was an auditor with Deloitte, Haskins & Sells.
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
      Stephen P. York was appointed Vice President — Investor Relations and Technology on March 9, 2005. Mr. York joined Hanover in April 2002 and served as Vice President and Corporate Controller until his recent appointment. Prior to joining Hanover, Mr. York served as Director, Payroll Production of Exult, Inc., a provider of web-enabled human resources management services in Charlotte, NC, during 2001 and early 2002. From 1981 to 2000, Mr. York held various management positions of increasing responsibility with Bank of America Corporation, including Senior Vice President — Personnel Operations, Senior Vice President — Controller/ General Accounting, Senior Vice President — Corporate Accounts Payable/ Fixed Assets, and Vice President — Audit Director. Mr. York was a senior accountant with KPMG Peat Marwick in Waco, TX, from 1979 to 1981.
      Mickey McDonald has served as Vice President — U.S. Operations since 2003. From 1990 to 2003, Mr. McDonald served in a variety of management positions at Hanover, including Vice President of the U.S. Southeastern Region. Mr. McDonald was President of C&B Compression Services from 1980 to 1990, when it was acquired by Hanover.
      Steve W. Muck has served as Vice President — International Operations since 2000. From 1994 to 2000, Mr. Muck served as Vice President of Worldwide Operations of Dresser-Rand. In addition, Mr. Muck held positions in sales and marketing with Dresser-Rand and its predecessor, Ingersoll Rand, from 1975 to 1994.
      Hilary S. Ware has served as Vice President — Human Resources Worldwide since 2002. From 2001 to 2002, Ms. Ware was a principal of DeNovo Partners. For 23 years, Ms. Ware served British Petroleum and its affiliates in various human resource positions of increasing responsibility, including Director of Human Resource Integrated Services from 1997 to 2001.
Employees
      As of December 31, 2004, we had approximately 5,900 employees, approximately 300 of whom are represented by a labor union. Additionally, we had approximately 700 contract personnel. We believe that our relations with our employees and contract personnel are satisfactory.
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

      Hanover has adopted “P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct” (“Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on the Company’s website at http://www.hanover-co.com. Any changes to, and/or waivers granted, with respect to our Code of Ethics relating to our principal executive officer, principal financial officer, principal accounting officer, and other executive officers and directors of Hanover that we are required to disclose pursuant to applicable rules and regulations of the Securities and Exchange Commission will be posted on our website. Upon request the Company will provide a copy of our Code of Ethics without charge. Such request can be made in writing to the Corporate Secretary at Hanover Compressor Company, 12001 North Houston Rosslyn Road, Houston, Texas 77086.
      A paper copy of any of the above-described filings is also available free of charge from the Company upon request by contacting Hanover Compressor Company, 12001 North Houston Rosslyn Road, Houston, Texas 77086, Attention: Corporate Secretary (281) 405-2111. You may also read and copy any document we file with the SEC at its public reference facilities at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Our SEC filings are also available at the offices of the New York Stock Exchange, Inc., 11 Wall Street, New York, New York 10005.

Item 2.	Properties
      The following table describes the material facilities owned or leased by Hanover and our subsidiaries as of December 31, 2004:

		Square
Location	Status	Feet	Uses

Broken Arrow, Oklahoma	Owned	127,505	Compressor and accessory fabrication
Houston, Texas	Owned	190,531	Compressor and accessory fabrication
Houston, Texas	Leased	51,941	Office
Anaco, Venezuela	Leased	10,000	Compressor rental and service
Casacara Station, Colombia	Owned	14,000	Compressor rental and service
Casper, Wyoming	Owned	28,390	Compressor rental and service
Comodoro Rivadavia, Argentina	Leased	21,000	Compressor rental and service
Comodoro Rivadavia, Argentina	Owned	26,000	Compressor rental and service
Davis, Oklahoma	Owned	393,870	Compressor rental and service
Farmington, New Mexico	Owned	20,361	Compressor rental and service
Farmington, New Mexico	Leased	18,691	Compressor rental and service
Gillette, Wyoming	Leased	10,200	Compressor rental and service
Houston, Texas	Leased	13,200	Compressor rental and service
Kilgore, Texas	Owned	33,039	Compressor rental and service
Maturin, Venezuela	Owned	20,000	Compressor rental and service
Midland, Texas	Owned	53,300	Compressor rental and service
Neuquen, Argentina	Owned	30,000	Compressor rental and service
Pampa, Texas	Leased	24,000	Compressor rental and service
Pocola, Oklahoma	Owned	18,705	Compressor rental and service
Santa Cruz, Bolivia	Leased	30,622	Compressor rental and service
Victoria, Texas	Owned	28,609	Compressor rental and service
Walsall, UK — Redhouse	Owned	15,300	Compressor rental and service
Walsall, UK — Westgate	Owned	44,700	Compressor rental and service

		Square
Location	Status	Feet	Uses

Yukon, Oklahoma	Owned	22,453	Compressor rental and service
Houston, Texas	Leased	28,750	Parts, service and used equipment
Broussard, Louisiana	Owned	74,402	Production and processing equipment fabrication
Calgary, Alberta, Canada	Owned	97,250	Production and processing equipment fabrication
Columbus, Texas	Owned	219,552	Production and processing equipment fabrication
Corpus Christi, Texas	Owned	11,000	Production and processing equipment fabrication
Dubai, UAE	Owned	106,218	Production and processing equipment fabrication
Hamriyah Free Zone, UAE	Owned	52,474	Production and processing equipment fabrication
Mantova, Italy	Owned	680,484	Production and processing equipment fabrication
Tulsa, Oklahoma	Owned	40,100	Production and processing equipment fabrication
Victoria, Texas	Owned	50,506	Production and processing equipment fabrication
      Our executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and our telephone number is (281) 447-8787.

Item 3.	Legal Proceedings
      In the ordinary course of business we are involved in various pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock is listed on the New York Stock Exchange under the symbol “HC.” As of March 4, 2005, 87,053,366 shares of our common stock were issued and held by 676 holders of record. On March 4, 2005, the last reported sales price of our common stock on the New York Stock Exchange was $13.31. The following table presents, for the periods indicated, the range of high and low quarterly closing sales prices of our common stock, as reported on the New York Stock Exchange.

	Price

	High	Low
Year ended December 31, 2003
First Quarter	$10.10	$6.00
Second Quarter	$11.70	$6.85
Third Quarter	$12.19	$9.00
Fourth Quarter	$11.50	$9.21
Year ended December 31, 2004
First Quarter	$13.25	$10.47
Second Quarter	$12.44	$10.26
Third Quarter	$13.65	$10.97
Fourth Quarter	$14.60	$12.43
      We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of the our Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors. Our bank credit facility, with the JPMorgan Chase Bank, as agent, prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.
      See Item 12 of this report for disclosures regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
SELECTED FINANCIAL DATA (HISTORICAL)
      In the table below we have presented certain selected financial data for Hanover for each of the five years in the period ended December 31, 2004. The historical consolidated financial data has been derived from Hanover’s audited consolidated financial statements. The following information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and the Consolidated Financial Statements in Item 15 of this Form 10-K.

	Years Ended December 31,

	2004	2003	2002	2001(1)	2000(1)

	(in thousands, except per share data)
Income Statement Data:
Revenues and other income:
U.S. rentals	$341,570	$324,186	$328,600	$269,679	$172,517
International rentals	214,598	191,301	175,337	116,990	65,165
Parts, service and used equipment	180,321	164,935	223,685	214,867	113,526
Compressor and accessory fabrication	158,629	106,896	114,009	223,519	90,270
Production and processing equipment fabrication	270,284	260,660	149,656	184,040	79,121
Equity in income of non-consolidated affiliates	19,780	23,014	18,554	9,607	2,568
Gain on change in interest in non-consolidated affiliate	—	—	—	—	864
Other	3,413	4,088	3,600	7,796	6,655

Total revenues(2)	1,188,595	1,075,080	1,013,441	1,026,498	530,686

Expenses:
U.S. rentals	144,580	127,425	122,172	95,203	60,336
International rentals	63,953	61,875	52,996	41,095	23,651
Parts, service and used equipment	135,929	123,255	179,843	152,701	79,958
Compressor and accessory fabrication	144,832	96,922	99,446	188,122	76,754
Production and processing equipment fabrication	242,251	234,203	127,442	147,824	62,684
Selling, general and administrative	173,066	159,870	150,863	90,214	50,336
Foreign currency translation	(5,222)	2,548	16,727	6,658	—
Provision for cost of litigation settlement(3)	(4,163)	42,991	—	—	—
Other	407	2,906	27,607	9,727	—
Depreciation and amortization(4)(5)	175,308	169,164	148,141	85,762	48,896
Goodwill impairment(4)	—	35,466	52,103	—	—
Leasing expense(5)	—	43,139	90,074	78,031	45,484
Interest expense(5)	146,978	89,175	43,352	23,904	15,048

	1,217,919	1,188,939	1,110,766	919,241	463,147

Income (loss) from continuing operations before income taxes	(29,324)	(113,859)	(97,325)	107,257	67,539
Provision for (benefit from) income taxes	24,767	3,629	(17,114)	40,777	26,114

Income (loss) from continuing operations	(54,091)	(117,488)	(80,211)	66,480	41,425
Income (loss) from discontinued operations, net of tax(2)	10,085	(3,861)	(35,857)	6,097	8,214
Cumulative effect of accounting change, net of tax(4)	—	(86,910)	—	(164)	—

Net income (loss)	$(44,006)	$(208,259)	$(116,068)	$72,413	$49,639

Earnings (loss) per common share:
Basic earnings (loss) per common share from continuing operations	$(0.64)	$(1.45)	$(1.01)	$0.92	$0.67

Diluted earnings (loss) per common share from continuing operations	$(0.64)	$(1.45)	$(1.01)	$0.82	$0.62

Weighted average common and common equivalent shares:
Basic	84,792	81,123	79,500	72,355	61,831

Diluted	84,792	81,123	79,500	81,175	66,366

	Years Ended December 31,

	2004	2003	2002	2001(1)	2000(1)

	(in thousands)
Cash flows provided by (used in):
Operating activities	$131,837	$164,735	$195,717	$152,774	$29,746
Investing activities	11,129	(43,470)	(193,703)	(482,277)	(67,481)
Financing activities	(162,350)	(84,457)	(4,232)	307,259	77,589
Balance Sheet Data (end of period):
Working capital	$303,110	$279,050	$218,398	$284,619	$285,344
Net property, plant and equipment(5)	1,877,041	2,027,654	1,167,675	1,151,513	574,703
Total assets(5)	2,762,163	2,942,274	2,176,983	2,275,321	1,248,786
Debt and mandatorily redeemable convertible preferred securities(5)	1,643,616	1,782,823	641,194	596,063	199,608
Common stockholders’ equity	760,055	753,488	927,626	1,039,468	628,947

(1)	During 2002, we announced a series of restatements that ultimately reduced our initially reported pre-tax income by $0.4 million, or 0.3%, for the year ended December 31, 2001 and $14.5 million, or 15.5%, for the year ended December 31, 2000, although certain restatements resulted in a larger percentage adjustment on a quarterly basis. Amounts have been adjusted to reflect such restatements.

(2)	We have grown as a result of internal growth and acquisitions. For a description of significant business acquisitions, see Note 2 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K. In the fourth quarter of 2002, we decided to discontinue certain businesses. In November 2004, we sold the compression rental assets of our Canadian subsidiary for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in CES for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. These businesses are reflected as discontinued operations in our consolidated statement of operations. For a description of discontinued operations, see Note 3 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

(3)	On October 23, 2003, we entered into a Stipulation of Settlement, which became final on March 10, 2004 and settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 — Provision for Cost of Litigation Settlement” in Item 7 of this Form 10-K.

(4)	In June 2001, the FASB issued Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, amortization of goodwill to earnings was discontinued. Instead, goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred. SFAS 142 was effective for us on January 1, 2002. For financial data relating to our goodwill, see Note 9 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

(5)	In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” as revised in December 2003 (“FIN 46”), for periods ending after June 30, 2003, we have included in our consolidated financial statements the special purpose entities that lease compression equipment to us. As a result, on July 1, 2003, we added approximately $897 million of compression equipment assets, net of accumulated depreciation, and approximately $1,139.6 million of our compression equipment lease obligations (including approximately $1,105.0 million in debt) to our balance sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s discussion and analysis of the results of operations and financial condition of Hanover Compressor Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 15 of this Form 10-K.
Overview
      We are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants and tank farms, primarily for use in Europe and the Middle East.

Impact of Rapid Growth
      We experienced rapid growth from 1998 through 2001 primarily as a result of significant acquisitions during 2000 and 2001, during which period our total assets increased from approximately $753 million as of December 31, 1999 to approximately $2.3 billion as of December 31, 2001, and our debt, including compression equipment lease obligations, increased from approximately $572 million at December 31, 1999 to approximately $1,736 million at December 31, 2001. As a result of these acquisitions, we inherited not only different accounting and reporting systems, but also different policies, procedures and philosophies for operating the business, none of which were integrated and standardized.
      In addition to substantially increasing our outstanding debt, our growth exceeded our infrastructure capabilities and strained our internal control environment. During 2002, we announced a series of restatements of certain transactions that occurred in 1999, 2000 and 2001. In November 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements. In addition, during 2002, Hanover and certain of its officers and directors were named as defendants in a consolidated action in federal court that included a putative securities class action, a putative class action arising under the Employee Retirement Income Security Act and shareholder derivate actions. The litigation related principally to the matters involved in the transactions underlying the restatements of our financial statements. As discussed below, both the SEC investigation and the litigation have now been settled.

Management Initiatives
      We believe we made significant strides in 2004 towards realizing our objectives to develop our total solutions capabilities, expand our global presence and improve our financial stability. During 2004, our key accomplishments included:

•	Successfully implementing our new organizational structure. Hanover has developed three U.S. and four international geographic business units (“GBUs”). Our GBU managers have been given the authority to operate their business unit with profit and loss responsibility. Equally important, the GBU structure allows us to be closer to our customers in the key regions of the world in which we operate and the ability to react more timely as new opportunities arise. This allows us to better provide our full offering of products and services to our clients on a local basis.

•	Expanding existing products and services into new markets. While continuing to take advantage of the promising growth opportunities presented to us in our traditional U.S. and Latin America markets, we are committed to establishing a presence in new, emerging areas for natural gas development. During the year we opened offices in Nigeria, Russia, and the Middle East. Long term, we believe there are tremendous growth opportunities in these markets, especially for a broader scope of Hanover’s products and services. We believe our GBU structure will enhance our ability to deliver into these emerging markets.

•	Moving beyond compression. We have continued to develop and deliver products and services that extend beyond the rental of compression equipment. As we move forward, we are seeing new opportunities driven more by our ability to deliver a total solution rather than just a single product. A total solution will typically incorporate multiple Hanover product offerings, including compression, production and/or processing equipment, engineering, installation, and operating services.

•	Focused approach to core operations. In an effort to intensify our focus on our core business, during 2004 we sold our used equipment business, a gas-driven power generation turbine, two fabrication facilities, and our Canadian compression rental operations, generating net cash proceeds of approximately $77.6 million that was utilized to reduce our debt. In 2003, we sold our interests in two non-oilfield power generation facilities for approximately $27.2 million, consisting of $6.4 million in cash, $3.3 million in notes (of which $2.8 matured and was paid in 2004 and $0.5 matures in 2005) and our release from a capital lease that had an outstanding balance of approximately $17.5 million. These businesses or assets were sold because they were not core to our long-term objectives.

•	Maintaining a commitment to capital discipline and debt reduction. For 2004, Hanover had capital expenditures, including business acquisitions, of $90.5 million compared to $157.5 million in 2003 and $259.6 million in 2002. Additionally, during 2004 we reduced our debt and compressor lease obligations by approximately $149.1 million. Hanover is committed to continuing to reduce our leverage and to manage our capital under a disciplined, return-focused approach. While we plan to spend more in 2005 on growth opportunities, we intend this capital spending to be balanced with debt reduction from cash flow and to be approved under strict return-on-capital guidelines.
      Our key areas of focus for 2005 include:

•	Develop international opportunities. International markets continue to represent the greatest growth opportunity for our business. We believe that these markets are underserved in the area of the products and services we offer. In addition, we typically see higher risk adjusted returns in international markets relative to the United States. We intend to allocate additional resources toward international markets, to open offices abroad, where appropriate, and to move idle U.S. units into service in international markets, where applicable.

•	Focus on process improvement. We believe we are well positioned to grow our business organically and to capitalize upon several existing opportunities in order to generate increasing returns on the capital we have deployed. We intend to take advantage of our recently implemented enterprise resource planning system platform to help us better evaluate our markets and business opportunities and make more informed and timely decisions. We plan to develop a more disciplined and systematic approach to evaluating return on capital, exercising cost controls and operating and managing our business. In addition, we will continue to take the best practices from across our organization and formalizing these practices into common company-wide standards that we expect will bring improved operating and financial performance.

•	Continue our capital discipline. We plan to continue our capital discipline by lowering the working capital we have deployed and reducing our substantial level of debt with both excess operating cash flow and proceeds from asset sales. We are also focused on improving the management of our working capital by lowering the number of days outstanding for our accounts receivable and reducing inventory levels. To reduce debt, we are committed to under-spending cash flow, and we are currently planning to allocate approximately $180 million of our cash flow generated from 2004 through 2006 to debt repayment. During 2004, we used cash flows from operations and asset sales to decrease our outstanding debt by approximately $149 million.

•	Continue to improve our U.S. fleet utilization. By limiting the addition of new units, moving idle U.S. units into service in international markets and retiring less profitable units, we plan to continue to improve our U.S. fleet utilization.

•	Increase prices selectively for our U.S. rental business. In early 2003, we began to selectively introduce price increases for our U.S. compression rental business. Such price increases, along with a slight improvement in market conditions, resulted in a 5% increase in revenue from our U.S. rentals business in the year ended December 31, 2004 as compared to the year ended December 31, 2003. We are in the process of implementing additional price increases for our U.S. compression rental business as market conditions allow.

Industry Conditions
      Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. Such activity levels typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. In recent years, oil and gas prices have been extremely volatile. Due to a deterioration in market conditions, we experienced a decline in the demand for our products and services in 2002 and 2003, which, along with the distractions associated with our management reorganization, resulted in reductions in the utilization of our compressor rental fleet and our revenues, gross margins and profits. Although our revenues increased during 2004, which we believe resulted from an improvement in market conditions and our focus on sales success ratio, our gross profit margins have not significantly improved. In 2005, we intend to focus on improving our operating margins.
      The North American rig count increased by 10% to 1,686 at December 31, 2004 from 1,531 at December 31, 2003, and the twelve-month rolling average North American rig count increased by 11% to 1,559 at December 31, 2004 from 1,404 at December 31, 2003. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $6.14 per MMBtu at December 31, 2004 from $5.39 per MMBtu at December 31, 2003. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment by our customers, which we believe is primarily the result of the lack of a significant increase in U.S. natural gas production levels.

Summary of Results
      Net losses. We recorded a consolidated net loss of $44.0 million for the year ended December 31, 2004, as compared to consolidated net losses of $208.3 and $116.1 million and for the years ended December 31, 2003 and 2002, respectively. Our results for the years ended 2003 and 2002 were affected by a number of charges that may not necessarily be indicative of our core operations or our future prospects and impact comparability between years. These special items are discussed in “— Results of Operations” below.

      Results by Segment. The following table summarizes revenues, expenses and gross profit margin percentages for each of our business segments (dollars in thousands):

	Years ended December 31,

	2004	2003	2002

Revenues and other income:
U.S. rentals	$341,570	$324,186	$328,600
International rentals	214,598	191,301	175,337
Parts, service and used equipment	180,321	164,935	223,685
Compressor and accessory fabrication	158,629	106,896	114,009
Production and processing equipment fabrication	270,284	260,660	149,656
Equity in income of non-consolidated affiliate	19,780	23,014	18,554
Other	3,413	4,088	3,600

	$1,188,595	$1,075,080	$1,013,441

Expenses:
U.S. rentals	$144,580	$127,425	$122,172
International rentals	63,953	61,875	52,996
Parts, service and used equipment	135,929	123,255	179,843
Compressor and accessory fabrication	144,832	96,922	99,446
Production and processing equipment fabrication	242,251	234,203	127,442

	$731,545	$643,680	$581,899

Gross profit margin:
U.S. rentals	58%	61%	63%
International rentals	70%	68%	70%
Parts, service and used equipment	25%	25%	20%
Compressor and accessory fabrication	9%	9%	13%
Production and processing equipment fabrication	10%	10%	15%

Belleli Acquisition
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
      As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. During 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli.

Facility Consolidation
      We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two facilities in addition to the four fabrication facilities we closed pursuant to our original reduction plan. During the year ended December 31, 2004, we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to December 31, 2004, our U.S. headcount has decreased by approximately 600 employees.

Securities Litigation And Investigation
      In May 2003, Hanover reached an agreement that was subject to court approval, to settle securities class actions, ERISA class actions and the shareholder derivative actions filed against Hanover as described under “Year ended December 31, 2003 compared to year ended December 31, 2002 — Provision for Securities Litigation Settlement.” The terms of the settlement became final in March 2004 and provided for Hanover to: (a) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (b) issue 2.5 million shares of Hanover common stock, and (c) issue a contingent note with a principal amount of $6.7 million. The contingent feature was determined to be a derivative that we recorded as an asset, as required by SFAS 133.
      In April 2004, we issued the $6.7 million contingent note related to the securities settlement. The note was payable, together with accrued interest, on March 31, 2007 but was extinguished (with no money owing under it) during the third quarter of 2004 under the terms of the note since our common stock traded above the average price of $12.25 per share for 15 consecutive trading days. As a result of the cancellation of the note in the third quarter of 2004, we reversed the note and the embedded derivative, which resulted in a $4.0 million reduction to the cost of the securities-related litigation.
      During the years ended December 31, 2004 and 2003, respectively, we recorded income of $4.2 million and a $43.0 million charge, respectively, for the cost of the litigation settlement. For further details regarding the securities settlement, see Note 20 to the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.
Critical Accounting Estimates
      This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and accounting policies, including those related to bad debts, inventories, fixed assets, investments, intangible assets, income taxes, revenue recognition and contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and liquidity.

Allowances and Reserves
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2004, our largest account receivable from a customer was approximately $9.1 million. During 2004, 2003 and 2002, we recorded approximately $2.7 million, $4.0 million, and $7.1 million in additional allowances for doubtful accounts, respectively.
      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. During 2004, 2003 and 2002, we recorded approximately $1.1 million, $1.5 million, and $13.9 million, respectively, in additional reserves for obsolete and slow moving inventory.

Long-Lived Assets and Investments
      We review for the impairment of long-lived assets, including property, plant and equipment and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. There was no significant impairment in 2004. During 2003 and 2002, as a result of the review of our rental fleet, we recorded $14.3 million and $34.5 million, respectively, in additional depreciation on equipment that was retired and equipment that was expected to be sold or abandoned.
      In addition, we perform an annual goodwill impairment test, pursuant to the requirements of SFAS 142, in the fourth quarter of each year or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and the market approach. The present value of future cash flows is estimated using our most recent five-year forecast, the weighted average cost of capital and a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Changes in forecasts could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. We used a 12% weighted average cost of capital in our analysis of the present value of future cash flows. There were no impairments in 2004 related to our annual goodwill impairment test. During 2003 and 2002, we recorded $35.5 million and $52.1 million, respectively, in goodwill impairments as a result of evaluations of our goodwill.
      We hold investments in companies having operations or technology in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Tax Assets
      We must estimate our expected future taxable income in order to assess the realizability of our deferred income tax assets. As of December 31, 2004, we reported a net deferred tax liability of $40.9 million, which included gross deferred tax assets of $362.9 million, net of a valuation allowance of $65.4 million and gross deferred tax liabilities of $338.4 million. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating conditions and future financial conditions.
      Additionally, we must consider any prudent and feasible tax planning strategies that might minimize the amount of tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. We must also consider if we have the ability to implement these strategies if the forecasted conditions actually occur. The principal tax planning strategy available to us relates to the permanent reinvestment of the earnings of international subsidiaries. Assumptions related to the permanent reinvestment of the earnings of international subsidiaries are reconsidered periodically to give effect to changes in our businesses and in our tax profile.
      As a result of recent operating losses, we were in a net deferred tax asset position for U.S. income tax purposes for the first time in 2003. Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2005, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.

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
      Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2004, our results of operations before tax would have been decreased or increased by approximately $3.9 million. As of December 31, 2004, we had recognized approximately $49.6 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation
      We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known. As of December 31, 2004 and 2003, we had approximately $3.2 million and $4.4 million, respectively, in claim reserves.
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
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Summary
      For the year ended December 31, 2004, revenue increased to $1,188.6 million over 2003 revenue of $1,075.1 million. Net loss for the year ended December 31, 2004, was $44.0 million, compared with a net loss of $208.3 million in 2003. As detailed in the chart below, included in the 2003 net loss was $250.6 million in pre-tax charges.
      Included in the net loss for 2004 were the following pre-tax charges (in thousands):

Securities-related litigation settlement	$(4,163)
Write-off of deferred financing costs (in Depreciation and amortization)	1,686
Cancellation of interest rate swap (in Interest expense)	2,028

Total	$(449)

      Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change-FIN 46	133,707
Securities-related litigation settlement	42,991
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$250,576

Business Segment Results
U.S. Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$341,570	$324,186	5%
Operating expense	144,580	127,425	13%

Gross profit	$196,990	$196,761	0%
Gross margin	58%	61%	(3)%
      U.S. rental revenue increased during the year ended December 31, 2004, compared to the year ended December 31, 2003, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross margin for the year ended December 31, 2004 decreased compared to the year ended December 31, 2003, primarily due to increased maintenance and repair expense.
International Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$214,598	$191,301	12%
Operating expense	63,953	61,875	3%

Gross profit	$150,645	$129,426	16%
Gross margin	70%	68%	2%
      For 2004, international rental revenue and gross profit increased, compared to 2003, due to increased compression and processing plant rental activity, primarily in Argentina, Brazil and Mexico, and the addition of two gas processing plants in Mexico and Brazil added in the third quarter of 2003. The increase in revenues in these areas led to an increase in our international rental gross margin in 2004. Our 2003 revenue and gross margin were positively impacted by approximately $2.7 million in revenue that was related to services performed during 2002 but was not recognized until 2003 due to concerns about the ultimate receipt as a result of the strike by workers of the national oil company in Venezuela. As of December 31, 2004, we had approximately 758,000 horsepower of compression deployed internationally, compared to approximately 842,000 horsepower of compression deployed internationally at December 31, 2003. Our international horsepower deployed decreased by approximately 100,000 horsepower in 2004 due to the sale of our rental fleet in Canada.
Parts, Service and Used Equipment
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$180,321	$164,935	9%
Operating expense	135,929	123,255	10%

Gross profit	$44,392	$41,680	7%
Gross margin	25%	25%	0%
      Parts, service and used equipment revenue for the year ended December 31, 2004 was higher than the year ended December 31, 2003 due primarily to increased demand by our international parts and service business. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the year ended December 31, 2004, parts and service revenue was $139.3 million with a gross margin of 24%, compared to $125.5 million and 29%, respectively, for the year ended December 31, 2003. The decrease in margins was primarily due to a decrease in margins by our U.S. parts and service business, which has not performed as anticipated. Used rental equipment and installation sales revenue in the year ended December 31, 2004 was $41.1 million with a gross margin of 27%, compared to $39.4 million with a 14% gross margin for the year ended December 31, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$158,629	$106,896	48%
Operating Expense	144,832	96,922	49%

Gross Profit	$13,797	$9,974	38%
Gross Margin	9%	9%	0%
      For the year ended December 31, 2004, compression fabrication revenue and gross profit increased primarily due to our increased focus on fabrication sales and an improvement in market conditions. As of December 31, 2004, we had compression fabrication backlog of $56.7 million compared to $28.2 million at December 31, 2003.
Production and Processing Equipment Fabrication
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$270,284	$260,660	4%
Operating expense	242,251	234,203	3%

Gross profit	$28,033	$26,457	6%
Gross margin	10%	10%	0%
      Production and processing equipment fabrication revenue for the year ended December 31, 2004 was greater than for the year ended December 31, 2003, primarily due to our increased focus on fabrication sales and an improvement in market conditions. We have focused on improving our sales success ratio on new bid opportunities which has resulted in the 2004 improvement in our production and processing equipment backlog. As of December 31, 2004, we had a production and processing equipment fabrication backlog of $234.2 million compared to $124.8 million at December 31, 2003, including Belleli’s backlog of $150.0 million and $106.7 million at December 31, 2004 and 2003, respectively.

Other Revenue
      Equity in income of non-consolidated affiliates decreased by $3.2 million to $19.8 million during the year ended December 31, 2004, from $23.0 million during the year ended December 31, 2003. This decrease is primarily due to the sale of Hanover Measurement in the first quarter of 2004 and a decrease in results from our equity interest in Simco and PIGAP II joint venture. PIGAP II experienced an increase in interest expense during the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of the completion of PIGAP II’s project financing in October 2003. The decrease in equity earnings for the Simco/Harwat Consortium was due to a major plant refurbishment during 2004. The decrease in equity earnings of unconsolidated entities was partially offset by the $3.3 million increase in El Furrial earnings for the year ended December 31, 2004 due to an improvement in operating results. In 2003, El Furrial experienced a fire which negatively impacted operating results.
      On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement to EMS Pipeline Services, L.L.C. for $4.9 million. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.

Expenses
      Selling, general, and administrative expense (“SG&A”) for both 2004 and 2003, as a percentage of revenue, was 15%. SG&A expense in 2004 was $173.1 million compared to $159.9 million in 2003. The increase over 2003 was primarily due to the inclusion of approximately $6.4 million of additional auditing and consulting costs related to our efforts in connection with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, increased severance expense of approximately $2.3 million, increased relocation and office start up expenses for new offices and personnel in Russia and increased municipal taxes due to increased business activity, primarily in Latin America.
      Depreciation and amortization expense for 2004 was $175.3 million, compared to $169.2 million in 2003. The increase in depreciation and amortization was primarily due to: (1) net additions to property, plant and equipment placed in service during the year; (2) approximately $8.5 million in additional depreciation expense associated with the compression equipment operating leases that were consolidated into our financial statements in the third quarter of 2003; and (3) $1.7 million in amortization to write-off deferred financing costs associated with the June 2004 refinancing of our 2000A compression equipment obligations and early payoff of a portion of our 2000B compression equipment lease obligations. There were no significant asset impairments in 2004. During 2003, we recorded $14.3 million of impairments for idle rental fleet assets to be sold or scrapped.
      Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating on our balance sheet the entities that lease compression equipment to us. As a result, during the year ended December 31, 2004 as compared to the year ended December 31, 2003, our interest expense increased $57.8 million to $147.0 million and our leasing expense decreased $43.1 million to $0. The increase in our combined interest and leasing expense was primarily due to an increase in the overall effective interest rate on outstanding debt to 8.4% from 7.3% during the years ended December 31, 2004 and 2003, respectively.
      Foreign currency translation for the year ended December 31, 2004 was a gain of $5.2 million, compared to a loss of $2.5 million for the year ended December 31, 2003. For the year ended December 31, 2004, foreign currency translation included $4.5 million in translation gains related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt.
      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2004	2003

Italy	$4,170	$221
Argentina	(624)	494
Venezuela	1,165	(2,443)
All other countries	511	(820)

Exchange gain (loss)	$5,222	$(2,548)

      At December 31, 2004 we had intercompany advances outstanding to our subsidiary in Italy of approximately $55.0 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2004 resulted in a translation gain of approximately $3.7 million.
      For the year ended December 31, 2003, other expenses included $2.9 million in charges primarily recorded to write-off certain non-revenue producing assets and to record the settlement of a contractual obligation.

      During 2003, we recorded a $35.5 million non-cash charge for goodwill impairment associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. During 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli.

Provision for Securities Litigation Settlement
      In May 2003, Hanover reached agreement that was subject to court approval, to settle securities class actions, ERISA class actions and the shareholder derivative actions. The terms of the settlement became final in March 2004 and required Hanover to: (a) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (b) issue 2.5 million shares of Hanover common stock, and (c) issue a contingent note with a principal amount of $6.7 million.
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

Income Taxes
      The provision for income taxes increased $21.2 million, to $24.8 million for the year ended December 31, 2004 from $3.6 million for the year ended December 31, 2003. The average effective income tax rates during the year ended December 31, 2004 and December 31, 2003 were (84.5%) and (3.2%), respectively. The change in rate was primarily due to the following factors: (1) significant decrease in losses before tax during the year ended December 31, 2004, (2) decrease in the valuation allowance recorded for U.S. deferred tax assets where realization is uncertain, and (3) inclusion in taxable income of earnings repatriated from Canada.
      As a result of current year operating losses in 2003, we were in a net deferred tax asset position (for U.S. income tax purposes) for the first time in 2003. Due to our cumulative U.S. tax losses over the past three years, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have provided valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially compared to the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2005, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance. In addition, we may be required to record additional valuation allowances in future periods.

Discontinued Operations
      During the fourth quarter of 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in CES for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interests of CES.
      During the fourth quarter of 2004, we sold an asset held for sale related to our discontinued power generation business for approximately $7.5 million and realized a gain of approximately $0.7 million. This asset was sold to a subsidiary of The Wood Group. The Wood Group owns 49.5% of the Simco/ Harwat Consortium, a joint venture gas compression project in Venezuela in which we hold a 35.5% ownership interest.
      During the first quarter of 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement to EMS Pipeline Services, L.L.C. for $4.9 million. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.
      During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. In 2003, we recorded an additional $14.1 million charge (net of tax) to write-down our investment in discontinued operations to their current estimated market value. Income from discontinued operations decreased $3.9 million, to net income of $6.3 million during the year ended December 31, 2004, from income of $10.2 million during the year ended December 31, 2003. The decrease in income from discontinued operations was due to the dispositions that occurred in 2004 and 2003. During 2004, we recorded a $2.1 million gain (net of tax) related to the sale of Hanover Canada Corporation and CES.

Cumulative Effect of Accounting Change
      We recorded a cumulative effect of accounting change of $86.9 million, net of tax, related to the adoption of FIN 46 on July 1, 2003.
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
      In 2004 and 2003, we exercised our purchase options under our 1999, 2000A and part of our 2000B compression equipment operating leases. As of December 31, 2004, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $564.7 million, including improvements made to these assets after the sale leaseback transactions.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Summary
      For the year ended December 31, 2003, revenue increased to $1,075.1 million over 2002 revenue of $1,013.4 million. Included in 2003 revenue was $116.8 million of production and processing equipment fabrication revenue from Belleli, compared to $15.4 million for the same period a year earlier. We began including Belleli in our consolidated financial results in November 2002.

      Net loss for the year ended December 31, 2003, was $208.3 million, compared with a net loss of $116.1 million in 2002. As detailed in the chart below, included in the 2003 net loss was $250.6 million in pre-tax charges. In addition, we recorded a $25.7 million U.S. deferred tax valuation allowance that was included in the provision for income taxes. The net loss in 2002 included $182.7 million in pre-tax charges for the write-down of our investment in discontinued operations, the write-down of a portion of our U.S. compression rental fleet, severance costs and bad debt reserves.
      In addition, 2003 net loss increased due to a decrease in gross margin percentages for both our U.S. and international rental fleet and our fabrication businesses and an increase in selling, general and administrative expense and depreciation expense which are discussed further below. Our 2003 net loss included a $39.2 million pre-tax loss from the inclusion of Belleli, including a $35.5 million goodwill impairment discussed further below.
      Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change-FIN 46	133,707
Securities-related litigation settlement (in Provision for cost of litigation settlement)	42,991
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$250,576

      Included in the net loss for 2002 were the following pre-tax charges (in thousands):

Inventory reserves (in Parts and service and used equipment expense)	$6,800
Severance and other charges (in Selling, general and administrative)	6,160
Write off of idle equipment and assets to be sold or abandoned (in Depreciation and amortization)	34,485
Goodwill impairments (in Goodwill impairment)	52,103
Non-consolidated affiliate write-downs/charges (in Other expense)	15,950
Write-down of discontinued operations	58,282
Note receivable reserves (in Other expense)	8,454
Write-off of abandoned purchase option (in Other expense)	500

Total	$182,734

Business Segment Results
U.S. Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$324,186	$328,600	(1)%
Operating expense	127,425	122,172	4%

Gross profit	$196,761	$206,428	(5)%
Gross margin	61%	63%	(2)%
      For 2003, U.S. rental revenues and gross profit decreased from 2002 due to weaker demand, stronger competition, which resulted in lower fleet utilization in the first six months of the year relative to the same period a year earlier, and higher operating expenses, including higher repairs and maintenance and start up costs for a large gas plant in 2003. As a result of lower fleet utilization in the first half of the year, our average U.S. utilization for 2003 was approximately 3% lower than our average utilization for 2002. However, our U.S. rental horsepower utilization rate at December 31, 2003 was 76% compared to 72% at December 31, 2002. The increase in utilization was due to an increase in contracted units, which led to a 2% increase in utilization, the retirement of units to be sold or scrapped and the deployment of units into international operations.

International Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$191,301	$175,337	9%
Operating expense	61,875	52,996	17%

Gross profit	$129,426	$122,341	6%
Gross margin	68%	70%	(2)%
      For 2003, international rental revenue and gross profit increased, compared to 2002, due to increased compression rental activity, primarily in Argentina and Mexico, and the addition in 2003 of two gas processing plants in Mexico and Brazil.
      Our 2003 revenue and gross margin were positively impacted by approximately $2.7 million in revenue that was not recognized until 2003 due to concerns about its ultimate receipt as a result of the strike by workers of the national oil company in Venezuela. Our 2002 international revenue and gross margin benefited from the inclusion of approximately $9.7 million in revenues from partial reimbursement of foreign currency losses from the renegotiations of contracts with our Argentine customers, discussed further below, but was negatively impacted by approximately $2.7 million in revenues from Venezuelan customers that was not recognized until 2003. These items increased our 2002 revenue by approximately $7.0 million and our gross margin by approximately 1%, net. Excluding these items from our 2002 revenues, our 2003 revenues and operating expenses increased by approximately 14% and 17%, respectively. Gross margin for 2003 decreased, when compared to 2002, due primarily to the inclusion of these revenue items in 2002 and an increase in start-up costs in 2003.
Parts, Service and Used Equipment
(in thousands)

	Years Ended
	December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$164,935	$223,685	(26)%
Operating expense	123,255	179,843	(31)%

Gross profit	$41,680	$43,842	(5)%
Gross margin	25%	20%	5%
      For 2003, parts, service, and used equipment revenue was lower than 2002 results due primarily to lower used rental equipment and installation sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. Parts and service revenue was $125.5 million with a gross margin of 29% for 2003, compared to $143.9 million in revenue with a gross margin of 22% in 2002. Parts and service revenue declined by approximately $18.4 million due to weaker market conditions. Used rental equipment and installation sales revenue was $39.4 million with a gross margin of 14% compared to $79.8 million with a gross margin of 16% in 2002. The decrease in used rental equipment and installation sales was primarily due to a large gas plant sale transaction that occurred during 2002. The 2002 parts, service, and used equipment gross margin was negatively impacted by approximately 3% due to the $6.8 million inventory write-down and reserves recorded during 2002 for parts, which were either obsolete, excess or carried at a price above market value.

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
      Production and processing equipment revenue for 2003 increased over 2002 revenue because of the inclusion of a full year of revenue from Belleli. Included in 2003 were $116.8 million in revenue and $105.3 million in expense for Belleli, compared to $15.4 million in revenue and $13.7 million in expense in 2002. In November 2002, we increased our ownership percentage of Belleli to 51% and began including Belleli in our consolidated financial results. Gross margin for production and processing equipment fabrication declined, compared to the same period a year earlier, due primarily to increased competition for our high specification equipment lines, cost overruns on certain projects that we were not able to pass on to respective customers, project delays in anticipated orders, a slow-down in sales activity at Belleli early in the year caused by the war in Iraq, and increased foreign currency exposure due to the strengthening of the Euro and Canadian dollar relative to the U.S. dollar.

Other Revenue
      Equity in income of non-consolidated affiliates increased by $4.4 million to $23.0 million during the year ended December 31, 2003, from $18.6 million during the year ended December 31, 2002. This increase is primarily due to an improvement in results from our equity interest in Hanover Measurement and PIGAP II joint venture. During 2002, Hanover Measurement had recorded a goodwill impairment charge and PIGAP II results were negatively impacted by foreign exchange losses.

Expenses
      SG&A for both 2003 and 2002, as a percentage of revenue, was 15%. SG&A expense in 2003 was $159.9 million compared to $150.9 million in 2002. The increase over 2002 was primarily due to the inclusion of Belleli’s SG&A expense of $11.0 million, compared to $1.2 million in 2002.
      Depreciation and amortization expense for 2003 was $169.2 million, compared to $148.1 million in 2002. The increase in depreciation and amortization was primarily due to: (1) additions to the rental fleet, including maintenance capital, placed in service during the year; (2) the inclusion of $3.0 million of depreciation and amortization from the inclusion of Belleli for a full year; (3) $14.3 million of impairments recorded for idle rental fleet assets to be sold or scrapped; (4) approximately $8.5 million in additional depreciation expense associated with the compression equipment operating leases that were consolidated into our financial statements in the third quarter of 2003; and (5) $2.5 million in amortization to write-off deferred financing costs associated with the our old bank credit facility and compression equipment lease obligations that were refinanced in December 2003. Depreciation and amortization expense for 2002 included $34.5 million in impairment charges for the reduction in the carrying value of certain idle compression equipment that was retired and the acceleration of depreciation related to certain plants and facilities that were expected to be sold or abandoned. After a review of our idle rental fleet assets in 2002 and 2003, we determined that certain assets should be scrapped or sold rather than repaired. A number of these units were acquired in business acquisitions over the last several years and given our utilization level, we determined not to repair or rebuild them to bring them up to Hanover’s standards.
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
      Our combined interest and leasing expense increased due to the increase in the outstanding balance of our zero coupon note, the inclusion of approximately $1.5 million in interest expense from Belleli and higher effective rates as a result of the February 2003 amendment to our bank credit facility and compression equipment operating leases. These increases were offset by lower interest on our bank credit facility as a result of lower balances outstanding and by a decrease in additional interest paid on leases, explained below.
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
      Foreign currency translation expense for the year ended December 31, 2003 was $2.5 million, compared to a $16.7 million for the year ended December 31, 2002. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement were reached, a preliminary payment could be made based on a one dollar to one peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in 2003. During the years ended December 31, 2003 and 2002, we recorded an exchange gain of approximately $0.5 million and an exchange loss of approximately $9.9 million, respectively, for assets exposed to currency translation in Argentina. In addition, during the years ended December 31, 2003 and 2002, we recorded exchange losses of approximately $2.4 million and $5.8 million, respectively, for assets exposed to currency translation in Venezuela and recorded translation losses of approximately $0.6 million and $1.0 million, respectively, for all other countries.
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
      During 2003, we recorded a $35.5 million non-cash charge for goodwill impairment associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. During 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli.
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

Provision for Securities Litigation Settlement
      Hanover and certain of its past and present officers and directors were named as defendants in a consolidated federal court action that included a putative securities class action, arising under the Employee Retirement Income Security Act (“ERISA”) and shareholder derivative actions. The litigation related principally to the matters involved in the transactions underlying the restatements of our financial statements. The plaintiffs alleged, among other things, that we and the other defendants acted unlawfully and fraudulently in connection with those transactions and our original disclosures related to those transactions and thereby violated the antifraud provisions of the federal securities laws and the other defendants’ fiduciary duties to Hanover.
      On October 23, 2003, we entered into a Stipulation of Settlement, which settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions described above. The terms of the settlement required us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million. In April 2004, we issued the $6.7 million contingent note related to the securities settlement. The note was payable, together with accrued interest, on March 31, 2007, but was extinguished (with no money owing under it) under the terms of the note since our common stock traded above the average price of $12.25 per share for 15 consecutive trading days during the third quarter of 2004. In addition, upon the occurrence of a change of control that involved us, if the change of control or shareholder approval of the change of control occurred before February 9, 2005, which was twelve months after final court approval of the settlement, we would have been obligated to contribute an additional $3 million to the settlement fund. As part of the settlement, we implemented certain corporate governance enhancements, allowed shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February 4, 2004 we appointed Margaret K. Dorman and Stephen M. Pazuk to our board of directors), and made certain enhancements to our code of conduct.
      GKH, which, as of December 31, 2003, owned approximately 10% of Hanover’s outstanding common stock and which sold shares in our March 2001 secondary offering of common stock, are parties to the settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the settlement required GKH to transfer

2.5 million shares of Hanover common stock from their holdings or from other sources to the settlement fund.
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
      On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments, approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement has therefore become final and has been implemented according to its terms. In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. Our independent registered public accounting firm, PricewaterhouseCoopers, is not a party to the settlement and remains a party to the securities class action.
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

      The $3.6 million estimated fair value of the note issued was based on the present value of the future cash flows discounted at borrowing rates which were available to us for debt with similar terms and maturities. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. Upon the issuance of the note, the discount was amortized to interest expense over the term of the note. Because the note could be extinguished without a payment (if our common stock traded at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007), we were required to record an asset when the note was issued for the value of the embedded derivative, as required by SFAS 133. We estimated the value of the derivative and reduced the amount we included for the estimate of the value of the note by approximately $2.3 million at December 31, 2003. This asset was marked to market with any increase or decrease included in our statement of operations until extinguished. The note was extinguished with no money owing under it during the third quarter 2004.

Income Taxes
      Our income tax expense increased $20.7 million, to a provision of $3.6 million for the year ended December 31, 2003 from a benefit of $17.1 million during the year ended December 31, 2002. The average effective income tax rates for the year ended December 31, 2003 and December 31, 2002 were (3.2)% and

17.6%, respectively. The decrease in rate was primarily due to a $25.7 million valuation allowance recorded for U.S. deferred tax assets where near-term future realization is uncertain and the non-deductible Belleli goodwill impairment.
      As a result of operating losses in 2003, we were in a net deferred tax asset position (for U.S. income tax purposes) for the first time in 2003. Due to our cumulative U.S. tax losses over the past three years, we could not reach the conclusion that it was “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. Accordingly, we provided a $25.7 million deferred tax valuation allowance against our net U.S. deferred tax asset. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. If we are required to record additional valuation allowances, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.

Discontinued Operations
      During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income from discontinued operations increased $5.7 million, to net income of $10.2 million during the year ended December 31, 2003, from net income of $4.5 million during the year ended December 31, 2002. In 2003, we recorded an additional $14.1 million charge (net of tax) to write-down our investment in discontinued operations to their current estimated market value. During 2002, we recorded a $40.4 million charge (net of tax) related to write-downs of our investment in discontinued operations.

Cumulative Effect of Accounting Change for FIN 46
      We recorded a cumulative effect of accounting change of $86.9 million, net of tax, related to the partial adoption of FIN 46 on July 1, 2003.
Leasing Transactions and Accounting Change for FIN 46
      As of December 2004, we are the lessee in three transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.
      In August 2001 and in connection with the acquisition of Production Operators Corporation (“POC”), we completed two sale leaseback transactions involving certain compression equipment. Under one sale leaseback transaction, we received $309.3 million in proceeds from the sale of certain compression equipment. Under the second sale leaseback transaction, we received $257.8 million in proceeds from the sale of additional compression equipment. Under the first transaction, the equipment was sold and leased back by us for a seven-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $0.2 million. Under the second transaction, the equipment was sold and leased back by us for a ten-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $0.2 million. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. We incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.
      In October 2000, we completed a $172.6 million sale leaseback transaction of compression equipment. In March 2000, we entered into a separate $200 million sale leaseback transaction of compression equipment. Under the March transaction, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000, and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. Under our 2000 lease agreements, the equipment was sold and leased back by us for a five-year term and will be used by us in our business. We have options to repurchase the equipment under the 2000 lease, subject to certain conditions set forth in these lease agreements. The 2000 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.1 million in transaction costs for the leases entered into in 2000, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.
      During 2004, we used cash flow from operations and proceeds from asset dispositions to exercise our purchase option and to reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compressor equipment lease. In June 2004 we issued notes under our shelf registration statement and exercised our purchase options under the March and August 2000 compression equipment operating leases. As of December 31, 2004, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $564.7 million, including improvements made to these assets after the sale leaseback transactions.
      The following table summarizes, as of December 31, 2004, the residual guarantee, lease termination date and minority interest obligations for our equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
	Guarantee	Termination Date	Obligation
Lease
October 2000	$47,482	October 2005	$1,728
August 2001	232,000	September 2008	9,300
August 2001	175,000	September 2011	7,750

	$454,482		$18,778

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
      In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate a variable interest entity (“VIE”) in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 was effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 was effective for us as of March 31, 2004. In addition, FIN 46 allowed companies to elect to adopt early the provisions of FIN 46 for some, but not all, of the variable interest entities they own.
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
      The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2004, the yield rates on the outstanding equity certificates ranged from 5.2% to 10.6%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
Liquidity and Capital Resources
      Our unrestricted cash balance amounted to $38.1 million at December 31, 2004 compared to $56.6 million at December 31, 2003. Working capital increased to $303.1 million at December 31, 2004 from $279.1 million at December 31, 2003. The increase in working capital was primarily the result of an increase in accounts receivable and inventory due to an improvement in market conditions that has led to increased sales in our businesses.
      Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flow, are summarized in the table below (dollars in thousands):

For the Year Ended December 31:	2004	2003

Net cash provided by (used in) continuing operations:
Operating activities	$123,722	$150,064
Investing activities	(61,818)	(70,866)
Financing activities	(162,350)	(65,919)
Effect of exchange rate changes on cash and cash equivalents	841	800
Net cash provided by discontinued operations	81,062	23,529

Net change in cash and cash equivalents	$(18,543)	$37,608

      The decrease in cash provided by operating activities for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to an increase in accounts receivable and inventory due to an improvement in market conditions that has led to increased sales in our businesses. The decrease was also due to a decrease in dividends and distributions from our non-consolidated affiliates. During the year ended December 31, 2004 and 2003, we received dividends of $9.8 million and $18.5 million, respectively, from our non-consolidated affiliates.
      The decrease in cash used in investing activities during the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily attributable to a decrease in capital expenditures and a decrease in cash used for business acquisitions, net of $4.7 million in proceeds received from the sale of our interest in Hanover Measurement. In addition, in October 2003, our non-consolidated affiliate, PIGAP II, closed on the project’s financing and returned approximately $61.5 million of our investment in the joint venture.
      The increase in cash used in financing activities during the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to the net reduction of debt during

2004, including the repayment of approximately $115.0 million towards our 2000B compression equipment lease obligations.
      The increase in cash provided by discontinued operations during the year ended December 31, 2004 was principally related to proceeds from the sales of Hanover Canada Corporation and CES for $56.9 million and $2.6 million, respectively. In 2003, Wellhead Power Gates, LLC and Wellhead Power Panoche, LLC were sold for proceeds of approximately $27.2 million.
      We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $125 million to $150 million on capital expenditures during 2005 including (1) rental equipment fleet additions and (2) approximately $40 million to $50 million on equipment maintenance capital. During February 2005, we repaid our 2000B compressor equipment lease obligations using our bank credit facility and therefore have classified our 2000B equipment lease notes as long-term debt.
      We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of the our Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors. Our bank credit facility, with the JPMorgan Chase Bank, as agent, prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.
      Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt.
      The following summarizes our cash contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2005	2006-2007	2008-2009	Thereafter
Cash Contractual Obligations:
	(In thousands)
Long term Debt(1)
4.75% convertible senior notes due 2008	$192,000	$—	$—	$192,000	$—
4.75% convertible senior notes due 2014	143,750	—	—	—	143,750
7.25% subordinated convertible securities due 2029	86,250	—	—	—	86,250
8.625% senior notes due 2010	200,000	—	—	—	200,000
9.0% senior notes due 2014	200,000	—	—	—	200,000
11% zero coupon subordinated notes due 2007(2)	262,622	—	262,622	—	—
Bank credit facility due 2006	7,000	—	7,000	—	—
Other long-term debt	3,178	1,430	1,526	94	128
2000B equipment lease notes, due 2005(3)	55,861	55,861	—	—	—
2001A equipment lease notes, due 2008	300,000	—	—	300,000	—
2001B equipment lease notes, due 2011	250,000	—	—	—	250,000

Total long-term debt	1,700,661	57,291	271,148	492,094	880,128
Interest on long-term debt(4)	763,718	108,142	211,966	163,255	280,355
Minority interest obligations(1)(5)	18,778	1,728	—	9,300	7,750
Purchase commitments	137,464	134,899	2,502	60	3
Facilities and other equipment operating leases	9,371	2,955	3,883	1,671	862

Total contractual cash obligations	$2,629,992	$305,015	$489,499	$666,380	$1,169,098

(1)	For more information on our long-term debt and minority interest obligations, see Notes 11 and 12 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

(2)	Balance payable at December 31, 2004, including 11% discount per annum, was $206.5 million.

(3)	During February 2005, we repaid the 2000B compressor equipment lease using borrowings from our bank credit facility.

(4)	Interest amounts calculated using interest rates in effect as of December 31, 2004, including the effect of interest rate swaps. The interest amounts do not include original issue discount that accretes under our 11% zero coupon subordinated notes due 2007.

(5)	Represents third party equity interest of lease equipment trusts that was required to be consolidated into our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.
      As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our consolidated balance sheet or reflected in the table above. The possibility of our having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established. See Note 19 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
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
      Bank Credit Facility. Effective December 15, 2003, we entered into a $350 million bank credit facility with a maturity date of December 29, 2006 and made conforming amendments related to the compression equipment lease obligations that we entered into in 2000. Our prior $350 million bank credit facility that was scheduled to mature in November 2004 was terminated upon closing of the new facility. The new bank credit facility modified certain covenants that were contained in the prior facility and eliminated certain covenants entirely. The bank credit facility prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock. The bank credit facility clarifies and provides certain thresholds with respect to our ability to make investments in our international subsidiaries. In addition, under the agreement we granted the lenders a security interest in the inventory, equipment and certain other property of Hanover and its U.S. subsidiaries (with certain exceptions), and pledged 66% of the equity interest in certain of our international subsidiaries. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods. We believe that this bank credit facility will provide flexibility in accessing the capacity under the facility to support our short-term liquidity needs.
      Our bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (5.2% weighted average interest rate at December 31, 2004). A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.
      As of December 31, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2005 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would trigger in some situations cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
      We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of December 31, 2004, we had approximately $7.0 million in borrowings (5.2% weighted average effective rate at December 31, 2004) and approximately $99.3 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations described above, up to a $350 million credit limit (with letters of credit treated as indebtedness), plus, in addition to certain other indebtedness, an additional (1) $40 million in unsecured indebtedness, (2) $50 million of nonrecourse indebtedness of unqualified subsidiaries, and (3) $25 million of secured purchase money indebtedness. Giving effect to the covenant limitations in our bank credit facility, additional borrowings of up to $123.0 million were available under that facility as of December 31, 2004. In February 2005, we repaid our 2000B compressor equipment lease using borrowings from our bank credit facility. Because our total debt did not increase as a result of such repayment and our trailing four quarter interest coverage ratio is currently limiting our availability, we believe that this did not have a material impact on the available borrowings under our bank credit facility.
      In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9.0% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or our “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010 and our 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $58.5 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.
      Credit Ratings. As of March 9, 2005, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s

Outlook	Stable	Stable
Senior implied rating	B1	BB-
Liquidity Rating	SGL-3	—
Bank credit facility due December 2006	Ba3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	B-

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, our wholly-owned subsidiary. Prior to adoption of FIN 46 in 2003, these securities were reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the Mandatorily Redeemable Convertible Preferred Securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These notes have previously been eliminated in our consolidated financial statements. The changes related to our Mandatorily Redeemable Convertible Preferred Securities for our balance sheet are reclassifications and had no impact on our consolidated results of operations or cash flow.
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
      International Operations. We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of these currencies relative to the U.S. dollar. For the year ended December 31, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the year ended December 31, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At December 31, 2004, we had approximately $17.3 million and $22.4 million in accounts receivable related to our Argentine and Venezuelan operations.

      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2004	2003

Italy	$4,170	$221
Argentina	(624)	494
Venezuela	1,165	(2,443)
All other countries	511	(820)

Exchange gain (loss)	$5,222	$(2,548)

      At December 31, 2004 we had intercompany advances outstanding to our subsidiary in Italy of approximately $55.0 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2004 resulted in a translation gain of approximately $3.7 million.
      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. For example, as a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million due to concerns about the ultimate receipt of those revenues. Although we were able to realize those revenues in 2003, no assurances can be given that this will be the result if a similar situation occurred in the future. In addition, in February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods.
      The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.
      We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of Shell and Global. We have substantially completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.
      This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks as well as other risks associated with a major construction project could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At December 31, 2004, we had an investment of approximately $60.3 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate investing an additional $10 million in the Cawthorne Channel Project during 2005. In addition, we have approximately $4.2 million associated with advances to, and our investment in, Global.
      In July 2004, PIGAP II received a notice of default from the Venezuelan state oil company, PDVSA, alleging that PIGAP II was not in compliance under a services agreement as a result of certain operational issues. PIGAP II is a joint venture, currently owned 70% by a subsidiary of Williams and 30% by Hanover, that operates a natural gas compression facility in Venezuela. While PIGAP II advised us that it did not believe a basis existed for such notice of default, the giving of the notice of default by PDVSA could be deemed an event of default under PIGAP II’s outstanding project loans totaling approximately $207.7 million. PIGAP II sought a waiver of this potential default from its lenders, and the lenders under the PIGAP II project loan agreement have waived any potential default under the loan documents. Additionally, in January 2005, PDVSA advised PIGAP II that there were no events of default under the services agreement in existence at that time. Hanover’s net book investment in PIGAP II at December 31, 2004 was approximately $33.5 million and Hanover’s pretax income with respect to PIGAP II for the year ended December 31, 2004 was approximately $12.2 million.
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
      In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2004 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	December 31, 2004

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(3,254)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(2,742)
      As of December 31, 2004, a total of approximately $0.7 million in other current assets, $6.7 million in long-term liabilities and a $6.0 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2004 we estimated that the effective rate for the six-month period ending in June 2005 would be approximately 7.97%.
      During 2001, we entered into three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	December 31, 2004

March 2000	March 11, 2005	5.2550%	$100,000	$(527)
August 2000	March 11, 2005	5.2725%	$100,000	$(534)
October 2000	October 26, 2005	5.3975%	$100,000	$—
      These three swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the years ended December 31, 2004, 2003 and 2002, we recorded other comprehensive income of approximately $9.2 million, $7.9 million and a loss of $13.6 million, respectively, related to these three swaps ($9.2 million, $5.1 million and $8.9 million, respectively, net of tax).
      On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer meet specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million will be amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment are recognized as interest expense in the statement of operations. As of December 31, 2004, a total of approximately $1.1 million was recorded in current liabilities with respect to the fair value adjustment related to these swaps.
      During 2004, we repaid approximately $115.0 million of debt and minority interest obligations related to our October 2000 compressor equipment lease. Because we are no longer able to forecast the remaining variable payments under this lease, the interest rate swap could no longer be designated as a hedge. Because of these factors, in the fourth quarter 2004 we reclassed the $2.8 million fair value that had been recorded in other comprehensive income into interest expense. During December 2004, we terminated this interest rate swap and made a payment of approximately $2.6 million to the counterparty.
      The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such financial institutions’ non-performance, if it occurred, could have a material adverse effect on us.
      During 2003, we entered into forward exchange contracts with a notional value of $10.0 million to mitigate the risk of changes in exchange rates between Euro and the U.S. dollar. These contracts matured during 2004. As of December 31, 2003, a total of approximately $0.6 million was recorded in other current assets and other comprehensive income with respect to the fair value adjustment related to these three contracts.
Off-Balance Sheet Arrangements
      We have agreed to guarantee obligations of indebtedness of the Simco/ Harwat Consortium and of El Furrial, each of which are joint ventures that we acquired interests in pursuant to our acquisition of POC. Each of these joint ventures is a non-consolidated affiliate of Hanover and our guarantee obligations are not recorded on our accompanying balance sheet. Our guarantee obligation is a percentage of the total debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. We have issued the following guarantees of the indebtedness of our non-consolidated affiliates (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2004

Simco/Harwat Consortium	2005	$12,257
El Furrial	2013	$36,018
      Our obligation to perform under the guarantees arises only in the event that our non-consolidated affiliate defaults under the agreements governing the indebtedness. We currently have no reason to believe that either of these non-consolidated affiliates will default on their indebtedness. For more information on these off-balance sheet arrangements, see Note 8 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Factors That May Affect Our Financial Condition and Future Results

We have a substantial amount of debt, including our compression equipment lease obligations, that could limit our ability to fund future growth and operations and increase our exposure during adverse economic conditions.
      As of December 31, 2004, we had approximately $1,643.6 million of debt, including approximately $7.0 million in borrowings and excluding letters of credit of approximately $99.3 million under our bank credit facility. Giving effect to the covenant limitations in our bank credit facility, additional borrowings of up to $123.0 million were available under that facility as of December 31, 2004.
      Our substantial debt could have important consequences. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are at, and a portion of our compression equipment leasing expense is based upon, variable interest rates;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt or fewer operating lease commitments; and

•	limit our ability to borrow additional funds.

We will need to generate a significant amount of cash to service our debt, to fund working capital and to pay our debts as they come due.
      Our ability to make scheduled payments on our compression equipment lease obligations and our other debt, or to refinance our debt and other obligations, will depend on our ability to generate cash in the future. Our ability to generate cash in the future is subject to, among other factors, our operational performance, as well as general economic, financial, competitive, legislative and regulatory conditions.
      For the year ended December 31, 2004, we incurred interest expense of $147.0 million related to our debt, including our compression equipment lease obligations.
      Our ability to refinance our debt and other financial obligations at a reasonable cost will be affected by the factors discussed herein and by the general market at the time we refinance. The factors discussed herein could adversely affect our ability to refinance this debt and other financial obligations at a reasonable cost.
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
      Our bank credit facility and other debt obligations, including the indentures related to our notes and the agreements related to our compression equipment lease obligations, contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. These covenants include provisions that, among other things, restrict our ability to:

•	incur additional debt or issue guarantees;

•	create liens on our assets;

•	engage in mergers, consolidations and dispositions of assets;

•	enter into additional operating leases;

•	pay dividends on or redeem capital stock;

•	enter into derivative transactions;

•	make certain investments or restricted payments;

•	make distributions to Hanover by HCLP other than under certain conditions;

•	make investments, loans or advancements to certain of our subsidiaries;

•	prepay or modify our debt facilities;

•	enter into transactions with affiliates; or

•	enter into sale leaseback transactions.
      In addition, under our bank credit facility we have granted the lenders a security interest in our inventory, equipment and certain of our other property and the property of our U.S. subsidiaries and pledged 66% of the equity interest in certain of our international subsidiaries.
      Our bank credit facility also prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.
      Our bank credit facility and other financial obligations and the agreements related to our compression equipment lease obligations require us to maintain financial ratios and tests, which may require that we take action to reduce our debt or act in a manner contrary to our business objectives. Adverse conditions in the oil and gas business or in the United States or global economy or other events related to our business may affect our ability to meet those financial ratios and tests. A breach of any of these covenants or failure to maintain such financial ratios would result in an event of default under our bank credit facility, the agreements related to our compression equipment lease obligations and the agreements relating to our other financial obligations. A material adverse change in our business may also limit our ability to effect borrowings under our bank credit facility. If such an event of default occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

We have significant leverage relative to our total capitalization, which could result in a further downgrade in our credit rating or other adverse consequences if we do not reduce our leverage.
      As of March 9, 2005, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard &
	Moody’s	Poor’s

Outlook	Stable	Stable
Senior implied rating	B1	BB-
Liquidity rating	SGL-3	—
Bank credit facility due December 2006	Ba3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	B-

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust that we sponsored. Prior to adoption of FIN 46 in 2003, these securities were reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the Mandatorily Redeemable Convertible Preferred Securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These notes have previously been eliminated in our consolidated financial statements. The changes related to our Mandatorily Redeemable Convertible Preferred Securities for our balance sheet are reclassifications and had no impact on our consolidated results of operations or cash flow.
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
      We experienced rapid growth from 1998 through 2001, primarily as a result of acquisitions, particularly during 2000 and 2001, during which period our total assets increased from approximately $753 million as of December 31, 1999 to approximately $2.3 billion as of December 31, 2001. Our growth exceeded our infrastructure capabilities and strained our internal control environment. During 2002, we announced a series of restatements of transactions that occurred in 1999, 2000 and 2001. These restatements of our financial statements ultimately reduced our initially reported pre-tax income by $3.1 million, or 4.9%, for the year ended December 31, 1999, by $14.5 million, or 15.5%, for the year ended December 31, 2000, and by $0.4 million, or 0.3%, for the year ended December 31, 2001, although certain restatements resulted in a larger percentage adjustment on a quarterly basis. In November 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements. In addition, during 2002, Hanover and certain of its past and present officers and directors were named as defendants in a consolidated action in federal court that included a putative securities class action, a putative class action arising under the Employee Retirement Income Security Act and shareholder derivative actions. The litigation related principally to the matters involved in the transactions underlying the restatements of our financial statements. As discussed above, both the SEC investigation and the litigation have now been settled.
      During 2002, a number of company executives involved directly and indirectly with the transactions underlying the restatements resigned, including our former Chief Executive Officer, Chief Financial Officer and Vice Chairman of our board of directors, Chief Operating Officer and the head of our international operations. During and after 2002, we hired and appointed a new Chief Executive Officer and Chief Financial Officer, hired and appointed our first General Counsel, and hired a new Controller and managers of Human Resources, Internal Audit, Financial Reporting and Policy Administration. During 2002, we added three independent directors to our board of directors and elected an independent Chairman of the Board from among the three new directors. In addition, on February 4, 2004 we added two new independent directors to our board of directors.
      Under the direction of our board of directors and new management, we have continued to review our internal controls and procedures for financial reporting and have substantially enhanced our controls and procedures. We have substantially completed implementation of an enterprise resource planning system to better integrate our accounting functions, particularly to better integrate acquired companies. We have made personnel changes and hired additional qualified staff in the legal, accounting, finance and human resource areas. During 2002 and 2003, we hired a third party to perform internal audit functions for us and in 2004 hired internal personnel to help perform this function with the third party internal auditor. Our new management has also adopted policies and procedures, including disseminating a new code of ethics applicable to all employees, to better assure compliance with applicable laws, regulations and ethical standards.
      Even after making our improvements to our internal controls and procedures, Hanover’s internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. In addition, even though our management concluded pursuant to the requirements of the Sarbanes-Oxley Act of 2002 that our internal control over financial reporting was effective as of December 31, 2004, we identified certain areas in our review that we will continue to monitor and focus on for improvement, including the revision and improvement in tax accounting, planning and analysis; approval of expenditures; controls over the estimation of loss claims; policies and procedures related to purchasing, inventory and project management; and spreadsheet controls. Future accounting and financial reporting problems could result in, among other things, new securities litigation claims being brought against us, future investigations of us by the SEC and possible fines and penalties, including those resulting from a violation of the cease and desist order we entered into with the SEC in December 2003, and a loss of investor confidence which could adversely affect the trading prices of our debt and equity securities and adversely affect our ability to access sources of necessary capital.

Unforeseen difficulties with the implementation or operation of our enterprise resource planning system could adversely affect our internal controls and our business.
      We contracted with Oracle Corporation to assist us with the design and implementation of an enterprise resource planning system that supports our human resources, accounting, estimating, financial, fleet and job management and customer systems. We have substantially completed implementation of this system. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our enterprise resource planning system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the implementation or operation of this system.

We require a substantial amount of capital to expand our compressor rental fleet and our complementary businesses.
      We invested $90.5 million in property plant and equipment during the year ended December 31, 2004, primarily for maintenance capital and international rental projects. During 2005, we plan to spend approximately $125 to $150 million on continued expansion and maintenance of our rental fleet and other businesses, including $40 to $50 million on equipment maintenance capital. The amount of these expenditures may vary depending on conditions in the natural gas industry and the timing and extent of any significant acquisitions we may make.
      Historically, we have funded our capital expenditures through internally generated funds, sale and leaseback transactions and debt and equity financing. While we believe that cash flow from our operations and borrowings under our existing $350 million bank credit facility will provide us with sufficient cash to fund our planned 2005 capital expenditures, we cannot assure you that these sources will be sufficient. As of December 31, 2004, we had $7.0 million in outstanding borrowings under our bank credit facility and $99.3 million in letters of credit outstanding under our bank credit facility. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility at December 31, 2004 was approximately $123.0 million. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Our ability to substitute compression equipment under our compression equipment leases is limited and there are risks associated with reaching that limit prior to the expiration of the lease term.
      As of December 31, 2004, we were the lessee in three transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. We generally substitute equipment when one of our lease customers exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purpose entities becomes obsolete or is selected by us for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to, among other restrictions, a percentage of the termination value under each lease. The termination value is equal to (1) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (2) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity or to the holders of the notes issued by the special purpose entity or their agents. In the following table, termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by our compression equipment operating leases. The aggregate amount of replacement equipment substituted (in dollars and percentage of termination value), the termination value and the substitution percentage limitation relating to each of our compression equipment operating leases as of December 31, 2004 are as follows:

				Substitution
				Limitation as
	Value of	Percentage of	Original	Percentage of
	Substituted	Termination	Termination	Termination	Lease Termination
Lease	Equipment	Value(1)	Value(1)	Value	Date

	(dollars in millions)
October 2000(2)	$24.6	14.3%	$172.6	25%	October 2005
August 2001	33.8	10.9%	309.3	25%	September 2008
August 2001	32.7	12.7%	257.7	25%	September 2011

Total	$91.1		$739.6

(1)	Termination value assumes all accrued rents paid before termination.

(2)	During February 2005, we repaid the October 2000 compressor equipment lease using borrowings from our bank credit facility.
      In the event we reach the substitution limitation prior to a lease termination date, we will not be able to effect any additional substitutions with respect to such lease. This inability to substitute could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

A prolonged, substantial reduction in oil or gas prices, or prolonged instability in U.S. or global energy markets, could adversely affect our business.
      Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. In recent years, oil and gas prices and the level of drilling and exploration activity have been extremely volatile. For example, oil and gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. As a result, the demand for our gas compression and oil and gas production and processing equipment would be adversely affected. Any future significant, prolonged decline in oil and gas prices could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.
      Erosion of the financial condition of our customers can also adversely affect our business. During times when the oil or natural gas market weakens, the likelihood of the erosion of the financial condition of these customers increases. If and to the extent the financial condition of our customers declines, our customers could seek to preserve capital by canceling or delaying scheduled maintenance of their existing gas compression and oil and gas production and processing equipment and determining not to purchase new gas compression and oil and gas production and processing equipment. In addition, upon the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable.

There are many risks associated with conducting operations in international markets.
      We operate in many different geographic markets, many of which are outside the United States. Changes in local economic or political conditions, particularly in Latin America, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers that may restrict our ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots and terrorist acts, particularly with respect to our operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries;

•	the burden of complying with the various laws and regulations in the countries in which we operate; and

•	fluctuations in currency exchange rates and the value of the U.S. dollar, particularly with respect to our operations in Argentina, Venezuela and Europe.
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
      Some of the international markets in which we operate or plan to operate in the future are politically unstable and are subject to occasional civil and community unrest, such as Venezuela and Western Africa. Riots, strikes, the outbreak of war or terrorist attacks in international locations could also adversely affect our business.

Political conditions and fluctuations in currency exchange rates in Italy, Argentina and Venezuela could adversely affect our business.
      We have substantial operations in Italy, Argentina and Venezuela. As a result, adverse political conditions and fluctuations in currency exchange rates in Italy, Argentina and Venezuela could materially and adversely affect our business. For the year ended December 31, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the year ended December 31, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At December 31, 2004, we had approximately $17.3 million and $22.4 million in accounts receivable related to our Argentine and Venezuelan operations. In addition, in February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods.
      At December 31, 2004 we had intercompany advances outstanding to our subsidiary in Italy of approximately $55.0 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2004 resulted in a translation gain of approximately $3.7 million.
      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2004	2003

Italy	$4,170	$221
Argentina	(624)	494
Venezuela	1,165	(2,443)
All other countries	511	(820)

Exchange gain (loss)	$5,222	$(2,548)

      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. For example, as a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million due to concerns about the ultimate receipt of those revenues. Although we were able to realize those revenues in 2003, no assurances can be given that this will be the result if a similar situation occurred in the future.
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
      We experience competition from companies that may be able to adapt more quickly to technological and other changes within our industry and throughout the economy as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. We also may not be able to take advantage of certain opportunities or make certain investments because of our significant leverage and the restrictive covenants in our bank credit facility, the agreements related to our compression equipment lease obligations and our other obligations. In times of weak market conditions, we may experience reduced profit margins from increased pricing pressure. We may not be able to continue to compete successfully in times of weak market conditions or against such competition. If we cannot compete successfully, we may lose market share and our business, consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

Our business is subject to a variety of governmental regulations.
      We are subject to a variety of federal, state, local and international laws and regulations relating to the environment, health and safety, export controls, currency exchange, labor and employment and taxation. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various countries in which we operate. One such review has been recently commenced as a result of our receipt of a subpoena from the U.S. Department of Commerce, Office of Export Enforcement to which we are in the process of responding.
      We may need to apply for or amend facility permits or licenses from time to time with respect to stormwater or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations.
      As one of the largest natural gas compression companies in the United States, we conduct operations at numerous facilities in a wide variety of locations across the country. Our operations at many of these facilities require federal, state or local environmental permits or other authorizations. Additionally, natural gas compressors at many of our customer facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations applicable to our operations, we occasionally identify or are notified of technical violations of certain requirements existing in various permits and other authorizations, and it is likely that similar technical violations will occur in the future. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future. While such penalties generally do not have a material financial impact on our business or operations, it is possible future violations could result in substantial penalties.
      We currently do not anticipate that any changes or updates in response to regulations relating to the environment, health and safety, export controls, currency exchange, labor and employment and taxation. or any other anticipated permit modifications or anticipated ongoing regulatory compliance obligations will have a material adverse effect on our operations either as a result of any enforcement measures or through increased capital costs. Based on our experience to date, we believe that the future cost of compliance with existing laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. However, future events, such as compliance with more stringent laws, regulations or permit conditions, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies, or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.

Our business has acquired facilities in the past which could subject us to future environmental liabilities.
      We have conducted preliminary environmental site assessments with respect to some, but not all, properties currently owned or leased by us, usually in a pre-acquisition context. Some of these assessments have revealed that soils and/or groundwater at some of our facilities are contaminated with hydrocarbons, heavy metals and various other regulated substances. With respect to acquired properties, we do not believe that our operations caused or contributed to any such contamination in any material respect and we are not currently under any governmental orders or directives requiring us to undertake any remedial activity at such properties. We typically will develop a baseline of site conditions so we can establish conditions at the outset of our operations on such property. However, the handling of petroleum products and other regulated substances is a normal part of our operations and we have experienced occasional minor spills or incidental leakage in connection with our operations. Certain properties previously owned or leased by us were determined to be affected by soil contamination. At two of our owned sites, we are working with prior owners and owners of adjacent properties who have undertaken the full legal obligations to monitor and/or clean-up contamination at such sites that occurred prior to our acquisition of them. Where such contamination was identified and determined by us to be our responsibility, we conducted remedial activities at these previously-held properties to the extent we believed necessary to meet regulatory standards and either sold the owned properties to third parties or returned the leased properties to the lessors. Based on our experience to date and the relatively minor nature of the types of contamination we have identified to date, we believe that the future cost of necessary investigation or remediation on our current properties will not have a material adverse effect on our business, consolidated financial condition, results of operations, and cash flows. We cannot be certain, however, that clean-up standards will not become more stringent, or that we will not be required to undertake any remedial activities involving any material costs on any of these current or previously held properties in the future or that the discovery of unknown contamination or third-party claims made with respect to current or previously owned or leased properties will not result in material costs.

Our stock price may experience volatility.
      Our stock price, like that of other companies, can be volatile. Some of the factors that could affect our stock price are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, and speculation in the press or investment community about our financial condition or results of operations. General market conditions and U.S. or international economic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted and has been previously brought against us. This type of litigation could result in liability, substantial costs and the diversion of management time and resources.
New Accounting Pronouncements
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $18.8 million in sale leaseback obligations that, as of December 31, 2004, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.

      These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2004, the yield rates on the outstanding equity certificates ranged from 5.2% to 10.6%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
      In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have an effect on our net income (loss) per share.
      In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. Contingently convertible debt instruments are financial instruments that include a contingent feature, such as a feature by which the debt becomes convertible into common shares of the issuer if the issuer’s common stock price has exceeded a predetermined threshold for a specified time period. Prior to the new consensus, most issuers excluded the potential dilutive effect of the conversion feature from diluted earnings per share until the contingency threshold is met. EITF Issue No. 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met. This change does not have any effect on net income (loss), but may affect the related per share amounts. The new rules will be effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-08 did not have an effect on our net income (loss) per share.
      In September 2004, the Emerging Issues Task Force issued Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill” (“D-108”). D-108 requires that a direct value method, rather than a residual value method, be used to value intangible assets acquired in business combinations completed after September  29, 2004. D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. We have not historically applied the residual value method to value intangible assets acquired and therefore do not expect that the adoption of D-108 to have a material effect on our consolidated results of operations, cash flows or financial position.
      In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. In November 2004, the Task Force delayed the effective date of this consensus. We do not believe the adoption of EITF 04-10 will have a material effect on the determination of and disclosures relating to our operating segments.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” (“SFAS 151”) This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our consolidated results of operations, cash flows or financial position.
      In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. We are evaluating the pricing models and transition provisions of SFAS 123(R). The adoption of SFAS 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 to the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method for future periods after our adoption of SFAS 123(R).
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” (“SFAS 153”) SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
      In November 2004, the FASB Emerging Issues Task Force reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance regarding the evaluation of whether the operations and cash flows of a component have been or will be eliminated from ongoing operations, and what types of involvement constitute significant continuing involvement in the operations of the disposed component. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not expect the adoption of the new standard to have a material impact on our consolidated results of operations, cash flows or financial position but may have an impact on the evaluation of future operations that are discontinued.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision

within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We implemented FSP 109-1 and FSP 109-2 in the quarter ended December 31, 2004, however, due to our current U.S. tax position, we did not realize any benefit from the Act during 2004. We plan to continue to reinvest the undistributed earnings of our international subsidiaries and will evaluate the impact this deduction may have, if any, on our results of operations or financial position for fiscal year 2005 and subsequent years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate and foreign currency risk. We are also exposed to risk with respect to the price of our common stock in connection with the incurrence of compensation expense with respect to the vesting of a portion of the restricted shares we have granted.
      Hanover and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At December 31, 2004, the fair market value of our interest rate swaps, excluding the portion attributable to and included in accrued interest, was a net liability of approximately $7.1 million, of which $0.7 million was recorded in other current assets, $1.1 million in accrued liabilities and $6.7 million in other long-term liabilities. At December 31, 2004 we were party to two interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

			Fair Value of
			the Swap at
	Company Pays	Notional	December 31,
Maturity Date	Fixed Rate	Amount	2004

March 11, 2005	5.2550%	$100,000	$(527)
March 11, 2005	5.2725%	$100,000	$(534)
      At December 31, 2004 we were a party to two interest rate swaps to convert fixed rate debt to floating rate debt as follows (dollars in thousands):

				Fair Value of
		Fixed Rate		Swap at
		to be	Notional	December 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2004

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(3,254)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(2,742)
      At December 31, 2004, due to these two swaps, we were exposed to variable interest rates, which fluctuate with market interest rates, on $200.0 million in notional debt. Assuming a hypothetical 10% increase in the variable rates from those in effect at December 31, 2004, the increase in our annual interest expense with respect to such swaps would be approximately $1.6 million.
      At December 31, 2004, we were exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in 2001 and 2000. Assuming a hypothetical 10% increase in the variable rates from those in effect at year end, the increase in annual interest expense on the equipment lease notes would be approximately $0.2 million.

      We are also exposed to interest rate risk on borrowings under our floating rate bank credit facility. At December 31, 2004, $7.0 million was outstanding bearing interest at a weighted average effective rate of 5.2% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at December 31, 2004, the increase in annual interest expense for advances under this facility would be approximately $0.1 million.
      During 2004 we granted approximately 517,000 of shares of restricted stock that vest in July 2007, subject to the achievement of certain pre-determined performance based criteria. For restricted shares that vest based on performance, we record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest as well as changes in our stock price. At December 31, 2004, approximately 429,000 shares that vest based on performance were outstanding. A 10% increase or decrease in our stock price, from the December 31, 2004 closing price of $14.13, would increase or decrease our compensation expense for these shares by approximately $0.6 million.
      We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the their value. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods.
      For the year ended December 31, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the year ended December 31, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At December 31, 2004, we had approximately $17.3 million and $22.4 million in accounts receivable related to our Argentine and Venezuelan operations.
      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an accord between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. For example, as a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million due to concerns about the ultimate receipt of those revenues. Although we were able to realize those revenues in 2003, no assurances can be given that this will be the result if a similar situation occurred in the future.
      The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2004	2003

Italy	$4,170	$221
Argentina	(624)	494
Venezuela	1,165	(2,443)
All other countries	511	(820)

Exchange gain (loss)	$5,222	$(2,548)

      At December 31, 2004 we had intercompany advances outstanding to our subsidiary in Italy of approximately $55.0 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $4.8 million.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Our principal executive officer, who was also our principal financial officer as of December 31, 2004, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004 (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).
      Based on the evaluation, our principal executive officer believes that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to assure that the required information has been properly recorded, processed, summarized and reported and to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Based on the results of our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
      There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      On March 9, 2005, Ms. Anita H. Colglazier, was appointed Vice President and Controller of the Company. Ms. Colglazier is 49 years old. Ms. Colglazier joined Hanover in 2002 and served as Director, Financial Reporting and Policy until her recent appointment. Prior to joining Hanover, Ms. Colglazier held various management and accounting positions during her 18 years with Union Pacific Resources Company (“UPRC”), including Assistant Controller. Anadarko Petroleum acquired UPRC in July 2000. After the acquisition through her departure in 2002, Ms. Colglazier worked as an accounting manager supporting the transition and integration of UPRC into Anadarko. Prior to joining UPRC, Ms. Colglazier was an auditor with Deloitte, Haskins & Sells.
      Ms. Colglazier’s employment letter dated April 4, 2002 provides that in the event that she is involuntarily terminated within twelve months of a change of control of the Company, she is entitled to receive a severance payment equal to one times her annualized salary and bonus compensation. In addition, Ms. Colglazier is eligible for a bonus award of up to 38% her annual base salary based upon Company performance and personal performance compared with agreed upon objectives and subjective measures.
      On March 10, 2005, we paid cash bonuses to our executive officers for services performed during the year ended December 31, 2004. The following table sets forth the current base salary and the amount of the cash bonus paid to each of our executive officers on March 10, 2005. The compensation reflected in the table below does not reflect all compensation and other perquisites paid to our executive officers during the year ended December 31, 2004. Such information will be included under the caption “Information Regarding Executive Compensation” in the definitive proxy statement for our 2005 Annual Meeting of Stockholders.

		Current	2004 Bonus
Name	Position	Base Salary	Paid in 2005

John E. Jackson	President and Chief Executive Officer; Director	$540,000	$303,400
Gary M. Wilson	Senior Vice President, General Counsel and Secretary	$275,000	$108,000
Lee E. Beckelman	Vice President and Chief Financial Officer	$250,000	$50,000
Anita H. Colglazier	Vice President — Controller	$175,000	$43,000
Peter G. Schreck	Vice President — Treasury and Planning	$185,000	$55,200
Stephen P. York	Vice President — Investor Relations and Technology	$180,000	$54,800
Maxwell C. McDonald	Vice President — U.S. Operations	$200,000	$56,500
Steve W. Muck	Vice President — International Operations	$190,000	$58,000
Hilary S. Ware	Vice President — Human Resources	$210,000	$64,500

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information included or to be included in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders under the captions “Nominees for Election as Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein. Please see Item 1 of this Form 10-K for identification of our executive officers.
      Hanover has adopted “P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct” (“Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on the Company’s website at http://www.hanover-co.com. Any changes to, and/or waivers granted, with respect to our Code of Ethics relating to our principal executive officer, principal financial officer, principal accounting officer, and other executive officers and directors of Hanover that we are required to disclose pursuant to applicable rules and regulations of the Securities and Exchange Commission will be posted on our website. Upon request the Company will provide a copy of our Code of Ethics without charge. Such request can be made in writing to the Corporate Secretary at Hanover Compressor Company, 12001 North Houston Rosslyn Road, Houston, Texas 77086.

Item 11.	Executive Compensation
      The information included or to be included under the caption “Information Regarding Executive Compensation” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information included or to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference herein.
EQUITY COMPENSATION PLAN INFORMATION
      The equity compensation plans and agreements discussed in this section are referred to collectively as the “Equity Compensation Plans.” The table below provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under the following Equity Compensation Plans of the Company: 1997 Stock Option Plan, the 1998 Stock Option Plan, the December 9, 1998 Stock Option Plan, the 1999 Stock Option Plan, the 2001 Equity Incentive Plan and the 2003 Stock Incentive Plan. The Compensation Committee has authority to make future grants only under the 1997 Stock Option Plan, the 2001 Equity Incentive Plan and the 2003 Stock Incentive Plan.
      The table also includes information with respect to shares of our common stock subject to outstanding options that were granted prior to our initial public offering in 1997 under (1) the following Equity Compensation Plans, under which the authority to make additional grants has been terminated: the Incentive Option Plan, the 1995 Employee Stock Option Plan, the 1995 Management Stock Option Plan, the 1996 Employee Stock Option Plan; and (2) Stock Option Agreements entered into by and between

Hanover and Glenn Wind. The plans listed in (1) above are referred to as the “Pre-IPO Plans.” The agreements listed in (2) above are referred to as the “Pre-IPO Agreements.”

		Weighted-	Number of securities
		average exercise	remaining available for
	Number of securities to be	price of	future issuance under
	issued upon exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,190,460 (4)	$11.63	1,495,511 (5)
Equity compensation plans not approved by security holders(2)(3)	2,030,827	$5.36	— (6)

Total	4,221,287	$8.61	1,495,511

(1)	Composed of the 2003 Stock Incentive Plan, the 2001 Equity Incentive Plan and the 1997 Stock Option Plan.

(2)	Composed of all of the Equity Compensation Plans except the 2003 Stock Incentive Plan, the 2001 Equity Incentive Plan and the 1997 Stock Option Plan.

(3)	The table does not include information for the Applied Process Solutions Incorporated (“APSI”) 1998 Stock Option Plan assumed by Hanover in connection with its acquisition of APSI in May 2000. As of December 31, 2004, a total of 23,152 shares of the Common Stock were issuable upon exercise of outstanding options under the assumed plan. The weighted average exercise price of those outstanding options is $20.09 per share. No additional awards may be granted under such plan.

(4)	In addition, as of December 31, 2004, there are 1,344,370 shares of restricted stock outstanding granted under the 2003 Stock Incentive Plan and the 2001 Equity Incentive Plan.

(5)	Under terms of the 1997 Stock Option Plan, Hanover may grant awards of restricted stock in addition to options. Under the terms of the 2001 Equity Incentive Plan, Hanover may grant awards of restricted stock in addition to options, although no more than 1.0 million of the 1.5 million shares authorized under such plan may be issued pursuant to awards of restricted stock. Under the terms of the 2003 Stock Incentive Plan, Hanover may grant awards of restricted stock and performance awards in addition to options.

(6)	The Board of Directors terminated any existing authority to make future grants under these plans on May 15, 2003.
      The Equity Compensation Plans that have not been approved by security holders are described below. The Pre-IPO Plans and the 1998 Stock Option Plan, the December 9, 1998 Stock Option Plan, and the 1999 Stock Option Plan have the following material features: (1) awards under such plans are limited to stock options and may be made, depending on the terms of each plan, to the Company’s officers, directors, employees, advisors and consultants; (2) unless otherwise set forth in any applicable stock option agreement and depending on the terms of each plan, the stock options vest over a period of up to five years; and (3) the term of the stock options granted under the plans may not exceed 10 years, except for the 1992 Stock Option Plan under which the term of the stock options may not exceed 15 years. The Pre-IPO Agreements have the following material features: (1) awards under such agreements are limited to stock options and were made to the specific person named in the agreement; (2) the stock options vest over a period of five years from the date of the agreement; (3) the term of the stock options granted under the agreements is 10 years; and (4) no additional grants may be made under these agreements.

      Additional information as of December 31, 2004, about the Equity Compensation Plans that have not been approved by stockholders is provided in the following table.

			Number of Shares
		Shares Previously	Reserved for Issuance	Weighted-	Shares
	Number of	Issued Pursuant to	Upon the Exercise of	Average	Available
	Shares	Stock Option	Outstanding Stock	Exercise	for Future
Plan or Agreement Name	Issuable(#)	Exercises(#)	Options(#)	Price($)	Grants(#)

Incentive Option Plan	2,703,063	1,341,561	1,361,502	$2.29	*
1995 Employee Stock Option Plan	199,694	182,719	16,659	$4.75	*
1996 Employee Stock Option Plan	116,920	66,148	47,084	$5.70	*
Glenn Wind Stock Option Agreement	47,400	31,022	16,378	$0.003	*
1998 Stock Option Plan	520,000	31,359	279,406	$13.37	**
December 9, 1998 Stock Option Plan	700,000	436,060	172,138	$9.75	**
1999 Stock Option Plan	600,000	23,866	137,660	$14.50	**

*	The authority to make future grants under these plans was terminated upon our initial public offering in 1997.

**	The Board of Directors terminated authority to make future grants under these plans on May 15, 2003.

Item 13.	Certain Relationships and Related Transactions
      The information included or to be included under the caption “Certain Relationships and Transactions” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
      The information included or to be included under the caption “Principal Accounting Fees and Services” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference herein.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Documents filed as a part of this report.

1. Financial Statements. The following financial statements are filed as a part of this report.

2. Financial Statement Schedules

Schedule I — Hanover Compressor Company (Parent Company Only) Condensed Financial Statements	S-1
Schedule II — Valuation and Qualifying Accounts	S-6
All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., as amended, incorporated by reference to Exhibit 3.1 to Hanover Compressor Company’s (the “Company”) Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, by and between the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Warrant Agreement, dated as of August 7, 1995, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.3	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.4	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.6	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.7	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.8	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.9	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.10	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.11	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.12	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.13	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.

Exhibit
Number	Description

4.14	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.15	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.16	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.17	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.18	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.19	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.20	Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001, by and among Schlumberger Technology Corporation, Camco International, Inc., Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Operational Services, Inc. and the Company, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
4.21	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.22	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Credit Agreement, dated as of December 15, 2003, among the Company, Hanover Compression Limited Partnership, Bank One, NA as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.4	Guarantee and Collateral Agreement, dated as of December 15, 2003, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, as Collateral Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.5	Hanover Guarantee, dated as of December 15, 2003, made by the Company in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit
Number	Description

10.6	Subsidiaries’ Guarantee, dated as of December 15, 2003, in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.7	Lease, dated as of October 27, 2000, between Hanover Equipment Trust 2000B (the “2000B Trust”) and Hanover Compression Inc., incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.8	Guarantee, dated as of October 27, 2000 made by the Company, Hanover Compression Inc. and certain subsidiaries, incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.9	Participation Agreement, dated as of October 27, 2000, among Hanover Compression Inc., the 2000B Trust, The Chase Manhattan Bank, National Westminster Bank PLC, Citibank N.A., Credit Suisse First Boston and the Industrial Bank of Japan as co-agents; Bank Hapoalim B.M. and FBTC Leasing Corp., as investors, Wilmington Trust Company and various lenders, incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.10	Security Agreement, dated as of October 27, 2000, made by the 2000B Trust in favor of The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.11	Assignment of Leases, Rents and Guarantee, dated as of October 27, 2000, made by the 2000B Trust to The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.12	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.15	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.16	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.17	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.18	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.19	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

10.20	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.21	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.22	Amendment, dated as of December 15, 2003, to the 2000A and 2000B Synthetic Guarantees, Credit Agreements and Participation Agreements, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.23	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
10.24	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.25	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.26	Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2003, made by the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.27	Purchase Agreement, dated as of July 11, 2000, among the Company, Hanover Compression Inc., Dresser-Rand Company and Ingersoll-Rand Company, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2000.
10.28	Agreement and Plan of Merger, dated as of July 13, 2000, among the Company, Caddo Acquisition Corporation, and OEC Compression Corporation, incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.29	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 14, 2000, by and among the Company, Caddo Acquisition Corporation and OEC Compression Corporation, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.30	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 2, 2001, by and among the Company, Caddo Acquisition Corporation and OEC Compression Corporation, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.31	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.32	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.

Exhibit
Number	Description

10.33	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.34	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.35	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.36	Hanover Compressor Company 1992 Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.37	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.38	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.39	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
10.40	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.41	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.42	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.43	Form of Stock Option Agreement for DeVille and Mcneil, incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.44	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.45	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.46	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.47	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.48	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.49	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††

Exhibit
Number	Description

10.50	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32096) on Form S-8 filed with the SEC on March 10, 2000.††
10.51	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.52	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††
10.53	Employment Letter with Chad C. Deaton, dated August 19, 2002, incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.††
10.54	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.55	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.56	Separation Agreement with Mark Berg, dated February 27, 2004, incorporated by reference as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.††
10.57	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.58	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.59	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††
10.60	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.61	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note. ††*
10.62	Description of Change of Control Arrangement with Hilary S. Ware.††*
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Company’s Code of Ethics, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit
Number	Description

99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2001.
99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2002.
99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2004.

  * Filed herewith
†† Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanover Compressor Company

By:/s/ John E. Jackson

John E. Jackson
President and Chief Executive Officer
Date: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Jackson John E. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ Lee E. Beckelman Lee E. Beckelman	Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s/ Anita H. Colglazier Anita H. Colglazier	Vice President and Controller (Principal Accounting Officer)	March 14, 2005

/s/ I. Jon Brumley I. Jon Brumley	Director	March 14, 2005

/s/ Ted Collins, Jr. Ted Collins, Jr.	Director	March 14, 2005

/s/ Margaret K. Dorman Margaret K. Dorman	Director	March 14, 2005

/s/ Robert R. Furgason Robert R. Furgason	Director	March 14, 2005

/s/ Victor E. Grijalva Victor E. Grijalva	Director	March 14, 2005

/s/ Gordon Hall Gordon Hall	Director	March 14, 2005

/s/ Stephen M. Pazuk Stephen M. Pazuk	Director	March 14, 2005

/s/ Alvin V. Shoemaker Alvin V. Shoemaker	Director	March 14, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanover Compressor Company:
      We have completed an integrated audit of Hanover Compressor Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 71, present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) on page 71 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 12 to the financial statements, the Company changed its method of accounting for variable interest entities in 2003.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Houston, Texas
March 14, 2005

HANOVER COMPRESSOR COMPANY
CONSOLIDATED BALANCE SHEET

	December 31,

	2004	2003

	(in thousands, except par
	value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,076	$56,619
Restricted cash—securities settlement escrow	—	29,649
Accounts receivable, net of allowance of $7,573 and $5,460	205,644	195,183
Inventory, net	184,798	155,297
Costs and estimated earnings in excess of billings on uncompleted contracts	70,103	50,128
Prepaid taxes	6,988	4,677
Current deferred income taxes	12,386	23,808
Assets held for sale	5,169	17,344
Other current assets	25,674	35,105

Total current assets	548,838	567,810
Property, plant and equipment, net	1,877,041	2,027,654
Goodwill, net	182,497	176,629
Intangible and other assets	57,070	67,482
Investments in non-consolidated affiliates	90,326	88,718
Assets held for sale, non-current	6,391	13,981

Total assets	$2,762,163	$2,942,274

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,106	$32,519
Current maturities of long-term debt	1,430	3,511
Accounts payable, trade	57,402	53,354
Accrued liabilities	118,429	155,441
Advance billings	42,588	34,380
Liabilities held for sale	517	1,128
Billings on uncompleted contracts in excess of costs and estimated earnings	20,256	8,427

Total current liabilities	245,728	288,760
Long-term debt	1,637,080	1,746,793
Other liabilities	47,232	72,464
Deferred income taxes	53,290	52,141

Total liabilities	1,983,330	2,160,158

Commitments and contingencies (Note 19)
Minority interest	18,778	28,628
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 87,653,970 and 82,649,629 shares issued, respectively	88	83
Additional paid-in capital	913,007	856,020
Deferred employee compensation—restricted stock grants	(15,180)	(5,452)
Accumulated other comprehensive income	17,518	9,227
Retained deficit	(148,071)	(104,065)
Treasury stock—661,810 and 252,815 common shares, at cost, respectively	(7,307)	(2,325)

Total common stockholders’ equity	760,055	753,488

Total liabilities and common stockholders’ equity	$2,762,163	$2,942,274

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenues and other income:
U.S. rentals	$341,570	$324,186	$328,600
International rentals	214,598	191,301	175,337
Parts, service and used equipment	180,321	164,935	223,685
Compressor and accessory fabrication	158,629	106,896	114,009
Production and processing equipment fabrication	270,284	260,660	149,656
Equity in income of non-consolidated affiliates	19,780	23,014	18,554
Other	3,413	4,088	3,600

	1,188,595	1,075,080	1,013,441

Expenses:
U.S. rentals	144,580	127,425	122,172
International rentals	63,953	61,875	52,996
Parts, service and used equipment	135,929	123,255	179,843
Compressor and accessory fabrication	144,832	96,922	99,446
Production and processing equipment fabrication	242,251	234,203	127,442
Selling, general and administrative	173,066	159,870	150,863
Foreign currency translation	(5,222)	2,548	16,727
Securities related litigation settlement	(4,163)	42,991	—
Other	407	2,906	27,607
Depreciation and amortization	175,308	169,164	148,141
Goodwill impairment	—	35,466	52,103
Leasing expense	—	43,139	90,074
Interest expense	146,978	89,175	43,352

	1,217,919	1,188,939	1,110,766

Loss from continuing operations before income taxes	(29,324)	(113,859)	(97,325)
Provision for (benefit from) income taxes	24,767	3,629	(17,114)

Loss from continuing operations	(54,091)	(117,488)	(80,211)
Income from discontinued operations, net of tax	6,314	10,190	4,493
Income (loss) on sale/write-downs of discontinued operations, net of tax	3,771	(14,051)	(40,350)

Loss before cumulative effect of accounting changes	(44,006)	(121,349)	(116,068)
Cumulative effect of accounting changes, net of tax	—	(86,910)	—

Net loss	$(44,006)	$(208,259)	$(116,068)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.64)	$(1.45)	$(1.01)
Income (loss) from discontinued operations, net of tax	0.12	(0.05)	(0.45)
Cumulative effect of accounting changes, net of tax	—	(1.07)	—

Net loss	$(0.52)	$(2.57)	$(1.46)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.64)	$(1.45)	$(1.01)
Income (loss) from discontinued operations, net of tax	0.12	(0.05)	(0.45)
Cumulative effect of accounting changes, net of tax	—	(1.07)	—

Net loss	$(0.52)	$(2.57)	$(1.46)

Weighted average common and equivalent shares outstanding:
Basic	84,792	81,123	79,500

Diluted	84,792	81,123	79,500

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Net loss	$(44,006)	$(208,259)	$(116,068)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	8,638	5,693	(8,866)
Foreign currency translation adjustment	(347)	17,230	1,727

Comprehensive loss	$(35,715)	$(185,336)	$(123,207)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(44,006)	$(208,259)	$(116,068)
Adjustments:
Depreciation and amortization	175,308	169,164	148,141
Amortization of debt issuance costs and debt discount	120	120	121
Loss (income) from discontinued operations, net of tax	(10,085)	3,861	35,857
Cumulative effect of accounting changes, net of tax	—	86,910	—
Bad debt expense	2,658	4,028	7,091
Gain on sale of property, plant and equipment	(6,076)	(6,012)	(7,769)
Equity in income of non-consolidated affiliates, net of dividends received	(10,112)	(4,563)	(1,966)
Loss on investments and charges for non-consolidated affiliates	—	—	15,950
(Gain) loss on derivative instruments	1,886	(4,606)	(3,245)
Provision for inventory impairment and reserves	1,062	1,536	13,853
Securities related litigation settlement, in excess of cash paid	(6,326)	39,494	—
Write-down of notes receivable	—	—	8,454
Goodwill impairment	—	35,466	52,103
Gain on sale of non-consolidated affiliates	(300)	—	—
Restricted stock compensation expense	2,599	1,178	423
Pay-in-kind interest on long-term notes payable	20,966	21,048	17,163
Deferred income taxes	11,627	(9,787)	(18,363)
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(4,021)	17,537	90,279
Inventory	(23,028)	5,632	4,422
Costs and estimated earnings versus billings on uncompleted contracts	(5,733)	16,455	33,368
Accounts payable and other liabilities	(3,806)	(33,259)	(67,925)
Advance billings	16,130	(4,213)	(8,394)
Prepaid and other	4,859	18,334	(15,927)

Net cash provided by continuing operations	123,722	150,064	187,568
Net cash provided by discontinued operations	8,115	14,671	8,149

Net cash provided by operating activities	131,837	164,735	195,717

Cash flows from investing activities:
Capital expenditures	(90,496)	(142,466)	(249,203)
Payments for deferred lease transaction costs	—	(1,246)	(1,568)
Proceeds from sale of property, plant and equipment	24,265	23,009	69,685
Proceeds from sale of non-consolidated affiliates	4,663	500	—
Cash used for business acquisitions, net	—	(15,000)	(10,440)
Cash returned from non-consolidated affiliates	—	64,837	17,429
Cash used to acquire investments in and advances to non-consolidated affiliates	(250)	(500)	—

Net cash used in continuing operations	(61,818)	(70,866)	(174,097)
Net cash provided by (used in) discontinued operations	72,947	27,396	(19,606)

Net cash provided by (used in) investing activities	11,129	(43,470)	(193,703)

Cash flows from financing activities:
Borrowings on revolving credit facilities	52,200	145,000	141,750
Repayments on revolving credit facilities	(72,200)	(274,500)	(142,250)
Payments for debt issue costs	(253)	(7,464)	(644)
Purchase of treasury stock	—	—	(1,608)
Proceeds from stock options exercised	9,549	6,699	6,661
Proceeds from employee stock purchase	—	—	277
Issuance of convertible senior notes, net	—	138,941	—
Issuance of senior notes, net	194,125	193,698	—
Payments of 1999 equipment lease obligations	—	(200,000)	—
Payments of 2000A equipment lease obligations	(200,000)	—	—
Payments of 2000B equipment lease obligations	(115,000)	—	—
Repayment of other debt	(30,771)	(68,293)	(7,654)
Proceeds from employee stockholder notes	—	—	120

Net cash used in continuing operations	(162,350)	(65,919)	(3,348)
Net cash used in discontinued operations	—	(18,538)	(884)

Net cash used in financing activities	(162,350)	(84,457)	(4,232)

Effect of exchange rate changes on cash and equivalents	841	800	(1,962)

Net increase (decrease) in cash and cash equivalents	(18,543)	37,608	(4,180)
Cash and cash equivalents at beginning of year	56,619	19,011	23,191

Cash and cash equivalents at end of year	$38,076	$56,619	$19,011

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$125,047	$49,011	$23,263

Income taxes paid (refunded), net	$15,830	$1,129	$(4,212)

Supplemental disclosure of noncash transactions:
Debt paid for property, plant and equipment	—	—	$(4,352)

Assets (received) sold in exchange for note receivable	$1,314	$3,300	$258

Common stock issued in exchange for notes receivable	$—	$35	$274

Conversion of deferred stock option liability	$334	$289	$253

Common stock issued for securities settlement	$29,800	—	—

Issuance of restricted stock grants, net of forfeitures	$12,327	$4,345	$2,708

Acquisitions of businesses:
Cash	—	$209	—

Property, plant and equipment acquired	—	$267	$11,716

Other assets acquired, net of cash acquired	—	$3,918	$102,204

Investments in and advances to non-consolidated affiliates	—	$(4,673)	—

Goodwill	—	$15,558	$5,162

Liabilities assumed	—	$(279)	$(72,209)

Debt issued or assumed	—	—	$(36,433)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

				Accumulated		Notes	Deferred
	Common stock		Additional	other		receivable-	compensation-	Retained
			paid-in	comprehensive	Treasury	employee	restricted	earnings
	Shares	Amount	capital	income (loss)	stock	stockholders	stock grants	(deficit)

	(in thousands, except share data)
Balance at December 31, 2001	79,228,179	$79	$828,939	$(6,557)	$(717)	$(2,538)	$—	$220,262
Exercise of stock options	1,422,850	2	6,912	—	—	—	—	—
Cumulative translation adjustment	—	—	—	1,727	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	(8,866)	—	—	—	—
Issuance of restricted stock grants, net of amortization expense	142,630	—	2,708	—	—	—	(2,285)	—
Issuance of common stock to employees	21,550	—	551	—	—	(274)	—	—
Purchase of 147,322 treasury shares at $8.96 per share	—	—	—	—	(1,320)	—	—	—
Purchase of 30,054 treasury shares at $9.60 per share	—	—	—	—	(288)	—	—	—
Repayment of employee stockholder notes	—	—	—	—	—	120	—	—
Income tax benefit from stock options exercised	—	—	2,547	—	—	—	—	—
Reserve for collectibility	—	—	—	—	—	2,692	—	—
Net loss	—	—	—	—	—	—	—	(116,068)

Balance at December 31, 2002	80,815,209	$81	$841,657	$(13,696)	$(2,325)	$—	$(2,285)	$104,194
Exercise of stock options	1,432,636	1	6,987	—	—	—	—	—
Cumulative translation adjustment	—	—	—	17,230	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	5,693	—	—	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	400,384	1	4,345	—	—	—	(3,167)	—
Issuance of common stock to employees	1,400	—	35	—	—	—	—	—
Income tax benefit from stock options exercised	—	—	2,996	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(208,259)

Balance at December 31, 2003	82,649,629	$83	$856,020	$9,227	$(2,325)	$—	$(5,452)	$(104,065)
Exercise of stock options	1,140,073	1	9,882	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(347)	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	8,638	—	—	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	1,364,268	1	17,308	—	(4,982)	—	(9,728)	—
Issuance of common stock for shareholder litigation	2,500,000	3	29,797	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(44,006)

Balance at December 31, 2004	87,653,970	$88	$913,007	$17,518	$(7,307)	$—	$(15,180)	$(148,071)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1.	The Company, Business and Significant Accounting Policies
      Hanover Compressor Company, (“we”, “Hanover”, or “the Company”) a Delaware corporation, together with its subsidiaries, is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants and tank farms, primarily for use in Europe and the Middle East.
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
      Our operations are influenced by many factors, including the global economy, international laws and currency exchange rates. Contractions in the more significant economies of the world could have a substantial negative impact on the rate of our growth and profitability. Acts of war or terrorism could influence these areas of risk and our operations. Doing business in international locations subjects us to various risks and considerations including, but not limited to, economic and political conditions in the United States and abroad, currency exchange rates, tax laws and other laws and trade restrictions.

Cash and Cash Equivalents
      We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash
      Restricted cash represents funds that were held in escrow for payment related to the settlement of our securities-related litigation. (See Note 20.)

Revenue Recognition
      Revenue from equipment rentals is recorded when earned over the period of rental and maintenance contracts which generally range from one month to five years. Parts, service and used equipment revenue is recorded as products are delivered and title is transferred or services are performed for the customer.
      Compressor, production and processing equipment fabrication revenue are recognized using the percentage-of-completion method. We estimate percentage-of-completion for compressor and processing equipment fabrication on a direct labor hour to total labor hour basis. Production equipment fabrication percentage-of-completion is estimated using the direct labor hour to total labor hour and the cost to total cost basis. The average duration of these projects is typically between three to thirty-six months.

Concentrations of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. We believe that the credit risk in temporary cash investments that we have with financial institutions is minimal. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our rental contracts. Trade accounts receivable is recorded net of estimated doubtful accounts of approximately $7.6 million and $5.5 million at December 31, 2004 and 2003, respectively.
      The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2004, 2003, and 2002, our bad debt expense was $2.7 million, $4.0 million and $7.1 million, respectively.

Inventory
      Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other rental assets	4 to 30 years
Buildings	20 to 30 years
Transportation, shop equipment and other	3 to 12 years
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

Computer software
      Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software which ranges from three to five years. Costs related to the preliminary project stage, data conversion and the post-implementation/ operation stage of an internal-use computer software development project are expensed as incurred.

Long-Lived Assets, other than Intangibles
      We review for the impairment of long-lived assets, including property, plant and equipment, and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value.
      We hold investments in companies having operations or technology in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Income Taxes
      We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments that would change the tax law or rates. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized.

Foreign Currency Translation
      The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries for which we have determined that the U.S. dollar is the functional currency, financial statements are measured using U.S. dollar functional currency and translation gains and losses are included in net income (loss).

Earnings Per Common Share
      Basic loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding for the period. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, warrants to purchase common stock, restricted stock, convertible senior notes and convertible subordinated notes, unless their effect would be anti-dilutive.
      The table below indicates the potential common shares issuable which were included in computing the dilutive potential common shares used in diluted loss per common share (in thousands):

	Years Ended December 31,

	2004	2003	2002

Weighted average common shares outstanding — used in basic loss per common share	84,792	81,123	79,500
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	**	**	**
On exercise of warrants	**	**	**
On conversion of convertible subordinated notes due 2029	**	**	**
On conversion of convertible senior notes due 2008	**	**	**
On conversion of convertible senior notes due 2014	**	**	**

Weighted average common shares and dilutive potential common shares — used in dilutive loss per common share	84,792	81,123	79,500

**	Excluded from diluted loss per common share as the effect would have been anti-dilutive.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below indicates the potential common shares issuable which were excluded from net dilutive potential common shares issuable as their effect would be anti-dilutive (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	2,512	1,264	2,442
On exercise of options-exercise price greater than average market value at end of period	995	3,929	931
On exercise of warrants	4	4	4
On conversion of convertible subordinated notes due 2029	4,825	4,825	4,825
On conversion of convertible senior notes due 2008	4,370	4,370	4,370
On conversion of convertible senior notes due 2014	9,583	420	—

	22,289	14,812	12,572

Stock Options and Stock-Based Compensation
      Certain of our employees participate in stock option plans that provide for the granting of options to purchase shares of Hanover common stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), Hanover measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The following pro forma net loss and loss per share data illustrates the effect on net loss and net loss per share if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Years Ended December 31,

	2004	2003	2002

Net loss as reported	$(44,006)	$(208,259)	$(116,068)
Add back: Restricted stock grant expense, net of tax	2,599	766	275
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(4,817)	(2,628)	(2,753)

Pro forma net loss	$(46,224)	$(210,121)	$(118,546)

Loss per share:
Basic, as reported	$(0.52)	$(2.57)	$(1.46)
Basic, pro forma	$(0.55)	$(2.59)	$(1.49)
Diluted, as reported	$(0.52)	$(2.57)	$(1.46)
Diluted, pro forma	$(0.55)	$(2.59)	$(1.49)
      Except for shares that vest based on performance, we recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. For restricted shares that vest based on performance, we will record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest as well as changes in our stock price. The treasury stock received from forfeitures of restricted stock is recorded based on the value used to measure our compensation expense for such shares.
      In 2004, 2003 and 2002 we granted approximately 1,328,000, 439,000 and 141,000 shares, respectively, of restricted Hanover common stock under our stock incentive plans to certain employees, including our executive officers, as part of an incentive compensation plan. During the years ended December 31, 2004, 2003 and 2002, we recognized $2.6 million, $1.2 million and $0.4 million, respectively, in compensation expense related to restricted stock grants. As of December 31, 2004 and 2003,

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 1,344,000 and 512,000 shares, respectively, of restricted stock were outstanding under our incentive compensation plans.
      Approximately 690,000 of the shares of restricted stock that were granted during 2004 will vest over a three-year period at a rate of one-third per year, beginning on the first anniversary of the date of the grant, and approximately 517,000 of the shares of restricted stock that were granted will vest in July 2007, subject to the achievement of certain pre-determined performance based criteria. In the event of a change of control of Hanover, a portion of these grants are subject to accelerated vesting. The restricted shares granted during 2003 and 2002 vest over a four-year period at the rate of one-fourth per year, beginning on the first anniversary of the date of grant.

Comprehensive Income
      Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Accumulated other comprehensive income (loss) consists of the foreign currency translation adjustment and changes in the fair value of derivative financial instruments, net of tax. The following table summarizes our accumulated other comprehensive income (loss) (in thousands):

	December 31,

	2004	2003

Change in fair value of derivative financial instruments, net of tax	$(608)	$(9,246)
Foreign currency translation adjustment	18,126	18,473

	$17,518	$9,227

      Income taxes related to the change in fair value of derivative financial investments was $0.9 million and $5.3 million at December 31, 2004 and 2003, respectively.

Financial Instruments
      Our financial instruments include cash, receivables, payables, and debt. Except as described below, the estimated fair value of such financial instruments at December 31, 2004 and 2003 approximate their carrying value as reflected in our consolidated balance sheet. The fair value of our debt has been estimated based on year-end quoted market prices.
      The estimated fair value of our debt at December 31, 2004 and 2003 was $1,779 million and $1,801 million, respectively.
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS 137, SFAS 138, and SFAS 149, requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.
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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. During 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli.
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
      See discussion of 2002 acquisition of Belleli above.
      During 2002, we completed other acquisitions which were not significant either individually or in the aggregate.

Pro Forma Information
      The pro forma information set forth below assumes the Belleli acquisition is accounted for as if the purchase occurred at the beginning of 2002. The remaining acquisitions were not considered material for pro forma purposes. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

Years Ended
December 31,
2002

(unaudited)
Revenue	$1,108,990
Net loss	(116,262)
Loss per common share—basic	(1.46)
Loss per common share—diluted	(1.46)

3.	Discontinued Operations and Other Assets Held for Sale
      During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our U.S. rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our consolidated statement of operations. Due to changes in market conditions, the disposal plan for a small piece of our original non-oilfield power generation business was not completed in 2004. We are continuing to actively market these assets and

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have made valuation adjustments as a result of the change in market conditions. In the year ended December 31, 2004, we sold certain assets related to our discontinued operations for total sales proceeds of $72.9 million that resulted in $3.8 million in income. In the year ended December 31, 2004, we sold certain other assets held for sale, including a fabrication facility that was closed as part of the consolidation of our fabrication operations in 2003. We received proceeds of $6.8 million from these sales that resulted in a $0.2 million gain and is reflected in other revenue. We expect to sell the majority of remaining assets within the next six to nine months and the assets and liabilities are reflected as held-for-sale on our consolidated balance sheet.
      In November 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. The sale of our Canadian compression rental fleet and our interest in CES resulted in a $2.1 million gain, net of tax. These businesses are reflected as discontinued operations in our consolidated statement of operations.
      During October 2004, we sold an asset held for sale related to our discontinued power generation business for approximately $7.5 million and realized a gain of approximately $0.7 million. This asset was sold to a subsidiary of The Wood Group. The Wood Group owns 49.5% of the Simco/ Harwat Consortium, a joint venture gas compression project in Venezuela in which we hold a 35.5% ownership interest.
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
      In 2003, we announced that we had agreed to sell our 49% membership interest in Panoche and our 92.5% membership interest in Gates to Hal Dittmer and Fresno Power Investors Limited Partnership, who owned the remaining interests in Panoche and Gates. Panoche and Gates own gas-fired peaking power plants of 49 megawatts and 46 megawatts, respectively. The Panoche transaction closed in June 2003 and the Gates transaction closed in September 2003. Total consideration for the transactions was approximately $27.2 million consisting of approximately $6.4 million in cash, $2.8 million in notes that matured in May 2004, a $0.5 million note that matures in September 2005 and the release of our obligations under a capital lease from GE Capital to Gates that had an outstanding balance of approximately $17.5 million at the time of the Gates closing. In addition, we were released from a $12 million letter of credit from us to GE Capital that was provided as additional credit support for the Gates capital lease.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary of operating results of the discontinued operations (in thousands):

	Years Ended December 31,
	2004	2003	2002

Revenues and other:
U.S. rentals	$261	$4,490	$2,870
International rentals	12,930	15,103	14,363
Parts, service and used equipment	9,663	21,311	20,357
Equity in income of non-consolidated affiliates	123	624	662
Other	695	928	641

	23,672	42,456	38,893

Expenses:
U.S. rentals	914	1,176	363
International rentals	5,827	5,590	4,583
Parts, service and used equipment	7,010	14,698	13,486
Selling, general and administrative	1,657	8,297	11,159
Foreign currency translation	(1,087)	—	26
Depreciation and amortization	2,964	3,438	4,712
Interest expense	—	796	481
Other	468	433	1,309

	17,753	34,428	36,119

Income from discontinued operations before income taxes	5,919	8,028	2,774
Benefit from income taxes	(395)	(2,162)	(1,719)

Income from discontinued operations	$6,314	$10,190	$4,493

      As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale.
      Summary balance sheet data for assets held for sale as of December 31, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total

Current assets	$2,455	$2,714	$—	$5,169
Property plant and equipment	—	1,077	5,314	6,391

Total assets held for sale	2,455	3,791	5,314	11,560
Current liabilities	—	517	—	517

Liabilities held for sale	—	517	—	517

Net assets held for sale	$2,455	$3,274	$5,314	$11,043

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary balance sheet data for assets held for sale as of December 31, 2003 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total

Current assets	$6,820	$10,524	$—	$17,344
Property plant and equipment	924	1,386	11,671	13,981

Total assets held for sale	7,744	11,910	11,671	31,325
Current liabilities	—	1,128	—	1,128

Liabilities held for sale	—	1,128	—	1,128

Net assets held for sale	$7,744	$10,782	$11,671	$30,197

4.	Inventory
      Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,

	2004	2003

Parts and supplies	$135,751	$114,063
Work in progress	42,708	29,412
Finished goods	6,339	11,822

	$184,798	$155,297

During the year ended December 31, 2004, 2003 and 2002 we recorded approximately $1.1 million, $1.5 million and $13.9 million, respectively, in inventory write-downs and reserves for parts inventory which was either obsolete, excess or carried at a price above market value. As of December 31, 2004 and 2003, we had inventory reserves of $11.7 million and $12.7 million, respectively.

5.	Compressor and Production Equipment Fabrication Contracts
      Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,

	2004	2003

Costs incurred on uncompleted contracts	$386,577	$366,626
Estimated earnings	49,584	47,782

	436,161	414,408
Less — billings to date	(386,314)	(372,707)

	$49,847	$41,701

      Presented in the accompanying financial statements as follows (in thousands):

	December 31,

	2004	2003

Costs and estimated earnings in excess of billings on uncompleted contracts	$70,103	$50,128
Billings on uncompleted contracts in excess of costs and estimated earnings	(20,256)	(8,427)

	$49,847	$41,701

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, plant and equipment
      Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2004	2003

Compression equipment, facilities and other rental assets	$2,361,492	$2,407,873
Land and buildings	89,573	80,142
Transportation and shop equipment	78,577	77,912
Other	51,054	41,741

	2,580,696	2,607,668

Accumulated depreciation	(703,655)	(580,014)

	$1,877,041	$2,027,654

      Depreciation expense was $162.0 million, $157.2 million and $136.4 million in 2004, 2003 and 2002, respectively. Depreciation expense for 2003 and 2002 includes $14.3 million and $34.5 million, respectively for the impairment of certain idle units of our compression fleet that are being retired and the acceleration of depreciation of certain plants and facilities expected to be sold or abandoned. Assets under construction of $61.7 million and $81.3 million are included in compression equipment, facilities and other rental assets at December 31, 2004 and 2003, respectively. We capitalized $0.3 million, $1.0 million and $2.5 million of interest related to construction in process during 2004, 2003, and 2002, respectively.
      On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. As a result, at July 1, 2003, we added approximately $1,089.4 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. See Note 12 for a discussion of the impact of our adoption of FIN 46.
      During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004 and December 2003, we exercised our purchase options under the 2000A and 1999 compression equipment operating leases (See Note 11). As of December 31, 2004, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $564.7 million, including improvements made to these assets after the sale leaseback transactions.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible and Other Assets
      Intangible and other assets consisted of the following (in thousands):

	December 31,

	2004	2003

Deferred debt issuance and leasing transactions costs	$35,891	$40,095
Notes receivable	7,300	7,319
Intangibles	6,070	7,298
Other	7,809	12,770

	$57,070	$67,482

      Notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business. During 2003, we sold our ownership positions in two non-oilfield power generation projects and received a portion of the proceeds in notes. (See Note 3.) During 2002, we recorded a charge in other expense to reserve for certain employee notes. (See Note 21.)
      See Note 18 for a discussion of related party notes receivable.
      Intangible assets consisted of the following:

	As of December 31, 2004		As of December 31, 2003

	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

	(in thousands)
Deferred debt issuance transaction costs	$52,674	$(16,783)	$52,633	$(12,538)
Marketing related (3-20 yr life)	4,581	(2,435)	4,419	(1,482)
Customer related (20 yr life)	3,684	(889)	3,390	(490)
Technology based (5 yr life)	1,529	(567)	1,463	(206)
Contract based (17 yr life)	650	(483)	650	(446)

	$63,118	$(21,157)	$62,555	$(15,162)

      In 2003, upon the acquisition of the remaining 49% interest of Belleli, certain contract based intangibles were reclassified to goodwill.
      Amortization of intangible and deferred debt issuance transaction costs totaled $13.3 million, $12.0 million and $11.8 million in 2004, 2003 and 2002, respectively. Estimated future intangible amortization expense is (in thousands):

2005	$9,754
2006	5,923
2007	5,896
2008	4,413
2009	3,171
Thereafter	12,804

$41,961

8.	Investments in Non-Consolidated Affiliates
      Investments in affiliates that are not controlled by Hanover but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the Consolidated Statement of Operations as Equity in

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities. Our equity method investments totaled approximately $89.2 million and $87.6 million at December 31, 2004 and 2003, respectively.
      Our ownership interest and location of each equity method investee at December 31, 2004 is as follows:

	Ownership
	Interest	Location	Type of Business

PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
Simco/Harwat Consortium	35.5%	Venezuela	Gas Compression Plant
CrystaTech, Inc.	46.0%	United States	Process Technology Company
      Summarized balance sheet information for investees accounted for by the equity method follows (on a 100% basis, in thousands):

	December 31,

	2004	2003

Current assets	$148,938	$176,925
Non-current assets	528,669	585,335
Current liabilities, excluding debt	35,407	43,753
Debt payable	349,030	409,157
Other non-current liabilities	41,053	36,114
Owners’ equity	252,117	273,236
      Summarized earnings information for these entities for the years ended December 31, 2004, 2003 and 2002 follows (on a 100% basis, in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues	$186,457	$277,575	$288,268
Operating income	127,698	136,998	85,907
Net income	57,775	60,526	72,031
      The most significant investments are the joint ventures (PIGAP II, El Furrial and Simco/Harwat Consortium) acquired in connection with the POC acquisition completed in August 2001. At December 31, 2004 and 2003, these ventures account for approximately $89.2 million and $79.4 million of our equity investments, respectively, and generated equity in earnings for 2004, 2003 and 2002 of approximately $20.3 million, $21.7 million and $21.7 million. During 2004 and 2003, we received approximately $9.8 million and $18.5 million in dividends from these joint ventures. At December 31, 2004 and 2003, we had recognized approximately $28.0 million and $17.4 million, respectively, of earnings in excess of distributions from these joint ventures.
      In connection with our investment in El Furrial and Simco/Harwat Consortium, we guaranteed our portion of the debt in the joint venture related to these projects. At December 31, 2004 and 2003 we have guaranteed approximately $48.3 million and $52.3 million, respectively, of the debt which is on the books of these joint ventures. These amounts are not recorded on Hanover’s books.
      In December 2004, we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. (See Note 3.)
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
      During 2003, we acquired a 35% interest in CrystaTech, Inc., a process technology company, for approximately $0.5 million. During 2004, we contributed approximately $0.3 million and increased our ownership in CrystaTech, Inc. to 46.0%.
      In November 2002 and August 2003, Hanover acquired additional interest in Belleli bringing the total ownership to 100%. The increase in ownership in November 2002 required that we record our investment in Belleli using the consolidation method of accounting rather than equity method accounting. The results of Belleli’s operations subsequent to the acquisition of the controlling interest in November 2002, and the assets and liabilities of Belleli have been consolidated in our financial statements. (See Note 2.)
      In the normal course of business, we engage in purchase and sale transactions with Collicutt Energy Services Ltd. During the years ended December 31, 2004, 2003, and 2002, we had sales to this related party of $0.0 million, $0.3 million, and $0.9 million respectively; and purchases of $6.1 million, $6.1 million, and $19.6 million, respectively. At December 31, 2003, we had a net payable to this related party of $0.8 million. In 2002, due to permanent decline in the market value of our investment in Collicutt Energy Services Ltd., we recorded to Other expense an impairment of $5.0 million.
      We also hold interests in companies in which we do not exercise significant influence over the operations. These investments are accounted for using the cost method. Cost method investments totaled approximately $1.1 million at December 31, 2004 and 2003. During 2002, we determined that certain of our cost method investments were permanently impaired and therefore recorded in Other expense impairment charges amounting to $7.1 million.
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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provisions of SFAS 142 require us to identify our reporting units and perform an annual impairment assessment of the goodwill attributable to each reporting unit. We allocate goodwill to our reporting units based on the business acquisition from which it resulted. We determined that our reporting units are the same as our business segments, except for our production and processing equipment business that we evaluated at one level below our business segments. We perform our annual impairment assessment in the fourth quarter of the year and determine the fair value of reporting units using a combination of the expected present value of future cash flows and the market approach.
      There were no impairments in 2004 related to our annual impairment test. During 2003, we performed an impairment review of goodwill and because the present value of Belleli’s expected cash flows was less than the book value of our investment in Belleli, we determined that a $35.5 million impairment charge should be recorded on the goodwill associated with Belleli. (See Note 2.)
      Due to a downturn in our business and changes in the business environment in which we operate, we completed an additional impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, we recorded a $47.5 million impairment of goodwill attributable to our production and processing equipment fabrication business unit. In the fourth quarter of 2002, we recorded a $4.6 million goodwill impairment related to the pump division of our compressor and accessory fabrication business.
      The table below presents the change in the net carrying amount of goodwill for the years ended December 31, 2004 and 2003 (in thousands):

			Purchase
			Adjustment
	December 31,		and Other	Goodwill	December 31,
	2003	Dispositions(1)	Adjustments(2)	Impairment	2004

U.S. rentals	$94,904	$—	$4,859	$—	$99,763
International rentals	34,282	(2,145)	2,948	—	35,085
Parts, service and used equipment	32,870	—	206	—	33,076
Compressor and accessory fabrication	14,573	—	—	—	14,573

Total	$176,629	$(2,145)	$8,013	$—	$182,497

(1)	Relates to sale of the compression rental assets of our Canadian subsidiary.

(2)	Relates primarily to purchase price adjustments for taxes related to acquisitions.

			Purchase
			Adjustment
	December 31,		and Other	Goodwill	December 31,
	2002	Acquisitions	Adjustments	Impairment	2003

U.S. rentals	$94,655	$—	$249	$—	$94,904
International rentals	34,659	—	(377)	—	34,282
Parts, service and used equipment	32,691	558	(379)	—	32,870
Compressor and accessory fabrication	14,573	—	—	—	14,573
Production and processing equipment	3,941	15,000	16,525	(35,466)	—

Total	$180,519	$15,558	$16,018	$(35,466)	$176,629

Additions to goodwill for our production and processing segment for 2003 relate to our acquisition of Belleli. (See Note 2.)

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Liabilities
      Accrued liabilities are comprised of the following (in thousands):

	December 31,

	2004	2003

Accrued salaries, bonuses and other employee benefits	$30,323	$30,179
Accrued income and other taxes	29,768	15,948
Current portion of interest rate swaps	1,061	11,703
Securities settlement accrual	229	32,692
Accrued interest	25,386	23,228
Accrued other	31,662	41,691

	$118,429	$155,441

      We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs in selling, general and administrative expense on our Consolidated Statements of Operations related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two facilities in addition to the four fabrication facilities we closed pursuant to our original reduction plan. During the year ended 2004, we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to December 31, 2004, our U.S. headcount has decreased by approximately 600 employees.

11.	Debt
      Short-term debt consisted of the following (in thousands):

	December 31,

	2004	2003

Belleli— factored receivables	$1,011	$13,261
Belleli— revolving credit facility	4,095	16,141
Other, interest at 5.0%, due 2004	—	3,117

Short-term debt	$5,106	$32,519

      Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 4.0% at December 31, 2004 and 2003. Belleli’s revolving credit facilities bore interest at a weighted average rate of 4.0% and 3.2% at December 31, 2004 and 2003, respectively. These revolving credit facilities are callable during 2005.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt consisted of the following (in thousands):

	December 31,

	2004	2003

Bank credit facility due December 2006	$7,000	$27,000
4.75% convertible senior notes due 2008*	192,000	192,000
4.75% convertible senior notes due 2014*	143,750	143,750
8.625% senior notes due 2010**	200,000	200,000
9.0% senior notes due 2014**	200,000	—
2000A equipment lease notes, interest at 4.2%, due March 2005	—	193,600
2000B equipment lease notes, interest at 5.2%, due October 2005	55,861	167,411
2001A equipment lease notes, interest at 8.5%, due September 2008	300,000	300,000
2001B equipment lease notes, interest at 8.8%, due September 2011	250,000	250,000
Zero coupon subordinated notes, interest at 11%, due March 2007*	206,467	185,501
7.25% convertible subordinated notes due 2029*	86,250	86,250
Real estate mortgage, collateralized by certain land and buildings, payable through September 2004	—	2,917
Fair value adjustment— fixed to floating interest rate swaps	(5,996)	—
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	3,178	1,875

	1,638,510	1,750,304
Less— current maturities	(1,430)	(3,511)

Long-term debt	$1,637,080	$1,746,793

*	Securities issued by Hanover (parent company)

**	Securities issued by Hanover (parent company) and guaranteed by HCLP.
     Maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2004 are (in thousands):

December 31,
2004

2005	$57,291
2006	8,304
2007	206,689
2008	492,045
2009	49
Thereafter	874,132

$1,638,510

Senior Notes
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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Credit Facility
      In December 2003, we entered into a $350 million bank credit facility having a maturity date of December 29, 2006 and made conforming amendments related to the compression equipment lease obligations that we entered into in 2000. Our prior $350 million bank credit facility that was scheduled to mature in November 2004, was terminated upon closing of the new facility. The new agreement prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock. The new agreement clarifies and provides certain thresholds with respect to our ability to make investments in our international subsidiaries. In addition, under the new agreement, we granted the lenders a security interest in the inventory, equipment and certain other property of Hanover and its U.S. subsidiaries (with certain exceptions), and pledged 66% of the equity interest in certain of our international subsidiaries. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.
      Our bank credit facility provides for a $350 million revolving credit in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (5.2% weighted average interest rate at December 31, 2004). A commitment fee equal to 0.625% times of the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility.
      We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for 2005. As of December 31, 2004, we had $7.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under that facility bore interest at a weighted average rate of 5.2% and 4.2% at December 31, 2004 and 2003. As of December 31, 2004, we also had approximately $99.3 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (c) $25 million of secured purchase money indebtedness. Giving effect to the covenant limitations in our bank credit facility, additional borrowings of up to $123.0 million were available under our bank credit facility as of December 31, 2004.
      During 2004, we paid off $115.0 million in indebtedness and minority interest obligations under our 2000B equipment lease notes. During February 2005, we repaid our 2000B compressor equipment lease obligations using our bank credit facility and therefore have classified our 2000B equipment lease notes as long-term debt.
      As of December 31, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods.
      In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 permit us to incur indebtedness up to

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $58.5 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.

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
      As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. Under the restructured terms, the maturity of the restructured notes has been extended to March 31, 2007, from the original maturity of December 31, 2005. The notes are zero coupon notes with original issue discount accreting at 11.0% for its remaining life, up to a total principal amount of $262.6 million payable at maturity. The notes will accrue additional interest at a rate of 2.0% per annum upon the occurrence and during the continuance of an event of default under the notes. The notes will also accrue additional interest at a rate of 3.0% per annum if our consolidated leverage ratio, as defined in the indenture governing the notes, exceeds 5.18 to 1.0 as of the end of two consecutive fiscal quarters. As of December 31, 2004, we estimate that our debt balance could have increased by approximately

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$195 million in additional indebtedness and not exceeded the 5.18 to 1.0 ratio. Notwithstanding the foregoing, the notes will accrue additional interest at a rate of 3.0% per annum if both of the previously mentioned circumstances occur. The notes also contain a covenant that limits our ability to incur additional indebtedness if Hanover’s consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions. Schlumberger will no longer have a first call on any proceeds from the issuance of any shares of capital stock or other equity interests by Hanover and the notes are not callable by Hanover until March 31, 2006. As agreed upon with Schlumberger, Hanover has agreed to bear the cost of and has registered these notes with the Securities and Exchange Commission (“SEC”) covering the resale of the restructured notes by Schlumberger. The registration process was completed in December 2003 and the notes were sold by Schlumberger and we incurred $0.8 million in registration expenses.
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

Convertible Senior Notes
      In December 2003, we issued under our shelf registration statement $143.8 million aggregate principal amount of our 4.75% convertible senior notes due 2014. We may redeem these convertible notes beginning in 2011, subject to certain conditions. The convertible notes are convertible into shares of our common stock at an initial conversion rate of 66.6667 shares of our common stock per $1,000 principal amount of the convertible notes (subject to adjustment in certain events, some of which may result in the triggering of a beneficial conversion feature) at any time prior to the stated maturity of the convertible notes or the redemption or repurchase of the convertible notes by us. The proceeds from this offering were used to repay a portion of the outstanding indebtedness under our bank credit facility. The fair value of the 2014 convertible senior notes is approximately $180.4 million at December 31, 2004.
      In March 2001, we issued $192.0 million principal amount of 4.75% convertible senior notes due 2008. The notes mature on March 2008 and are subject to call beginning on March 2004. The notes are convertible into shares of our common stock at a conversion price of approximately $43.94 per share (subject to adjustment in certain events, some of which may result in the triggering of a beneficial conversion feature) at any time prior to the stated maturity of the convertible notes or the redemption or repurchase of the convertible notes by us. We received approximately $185.5 million of proceeds from the sale, net of underwriting and offering costs. The fair value of the 2008 convertible senior notes is approximately $186.5 million at December 31, 2004.

Convertible Subordinated Notes
      In December 1999, we issued $86.3 million of unsecured mandatorily redeemable convertible preferred securities through Hanover Compressor Capital Trust, a Delaware business trust and wholly-owned finance subsidiary of Hanover. The convertible preferred securities have a liquidation amount of $50 per unit. The convertible preferred securities mature in 30 years but we may redeem them partially or in total any time on or after December 20, 2002. The convertible preferred securities also provide for

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual cash distributions at the rate of 7.25%, payable quarterly in arrears; however, payments may be deferred up to 20 quarters subject to certain restrictions. We recorded approximately $6.3 million in interest expense, during 2004, 2003, and 2002, for distributions related to convertible preferred securities. Each convertible preferred security is convertible into 2.7972 shares of Hanover common stock, subject to certain conditions. We have fully and unconditionally guaranteed the convertible preferred securities. We incurred approximately $3.6 million in transaction costs that are included in other assets, and recorded $0.1 million, $0.1 million and $0.1 million of amortization for December 31, 2004, 2003 and 2002, respectively. The transaction costs are being amortized over the term of the convertible preferred securities. The fair value of the convertible preferred securities is approximately $89.2 million at December 31, 2004.
      Prior to adoption of FIN 46 in 2003, these securities were reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the mandatorily redeemable convertible preferred securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These intercompany notes have previously been eliminated in our consolidated financial statements. The changes related to our mandatorily redeemable convertible preferred securities for our balance sheet are reclassifications and had no impact on our consolidated results of operations or cash flow.

12.	Leasing Transactions and Accounting Change for FIN 46
      As of December 31, 2004, we are the lessee in three transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.
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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004 and December 2003, we exercised our purchase options under the 2000A and 1999 compression equipment operating leases (See Note 11.) As of December 31, 2004, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $564.7 million, including improvements made to these assets after the sale leaseback transactions.
      The following table summarizes as of December 31, 2004 the residual guarantee, lease termination date and minority interest obligations for equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
Lease	Guarantee	Termination Date	Obligation

October 2000	$47,482	October 2005	$1,728
August 2001	232,000	September 2008	9,300
August 2001	175,000	September 2011	7,750

	$454,482		$18,778

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
      The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2004, the yield rates on the outstanding equity certificates ranged from 5.2% to 10.6%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2004, the carrying value of the

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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
      In February 2003, in connection with an amendment to our bank credit facility and, in December 2003, in connection with the closing on our new bank credit facility, we executed conforming amendments to the compression equipment leases entered into in 2000 (see Note 11).

13.	Income Taxes
      The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

U.S.	$(69,475)	$(115,937)	$(115,733)
International	40,151	2,078	18,408

	$(29,324)	$(113,859)	$(97,325)

      The provision for (benefit from) income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current tax provision (benefit):
Federal	$168	$—	$(9,551)
State	(27)	245	(227)
International	12,999	13,171	11,027

Total current	13,140	13,416	1,249

Deferred tax provision (benefit):
Federal	(4,380)	(18,334)	(10,738)
State	1,959	—
International	14,048	8,547	(7,625)

Total deferred	11,627	(9,787)	(18,363)

Total provision for (benefit from) income taxes	$24,767	$3,629	$(17,114)

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for (benefit from) income taxes for 2004, 2003 and 2002 resulted in effective tax rates on continuing operations of (84.5)%, (3.2)%, and 17.6%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Federal income tax at statutory rate	$(10,263)	$(39,851)	$(34,064)
State income taxes, net of federal benefit	1,256	159	(148)
International effective rate/ U.S. rate differential (including international valuation allowances)	6,783	13,975	(5,841)
U.S. impact of international operations, net of federal benefit	14,877	5,270	7,894
Nondeductible goodwill	—	—	10,117
U.S. valuation allowances	10,880	25,746	2,609
Other, net	1,234	(1,670)	2,319

	$24,767	$3,629	$(17,114)

      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating losses carryforward	$303,754	$245,406
Investment in joint ventures	737	8,955
Inventory	5,048	16,623
Alternative minimum tax credit carryforward	5,337	5,407
Derivative instruments	722	5,279
Accrued liabilities	3,809	10,858
Intangibles	11,209	14,274
Capital loss carryforward	10,293	5,852
Other	22,057	7,364

Gross deferred tax assets	362,966	320,018
Valuation allowance	(65,441)	(55,015)

	297,525	265,003

Deferred tax liabilities:
Property, plant and equipment	(332,294)	(291,249)
Other	(6,135)	(2,087)

Gross deferred tax liabilities	(338,429)	(293,336)

	$(40,904)	$(28,333)

      We had a U.S. net operating loss carryforward at December 31, 2004 of approximately $800.3 million of which, $6.7 million is subject to expiration from 2005 through 2009, and the remainder expires from 2010 to 2024. At December 2004, we had a capital loss carryforward of approximately $29.4 million that will expire in future years through 2009. In addition we had an alternative minimum tax credit carryforward of approximately $5.3 million that does not expire. At December 31, 2004, we had approximately $67.5 million of net operating loss carryforwards in certain non-U.S. jurisdictions, of which approximately $18.8 million have no expiration date, $34.0 million are subject to expiration from 2005 to 2009; and $14.7 million are subject to expiration from 2010 to 2013.
      The valuation allowance increased by $10.4 million primarily due to: (1) an $11.5 million valuation allowance recorded for our U.S. deferred tax assets related to our net operating loss and capital loss carryforwards and (2) an $11.9 million valuation allowance recorded for certain non-U.S. tax jurisdictions,

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
offset by (3) a $13.0 million reduction due to utilization of prior year valuation allowances in the current year in certain other non-U.S. tax jurisdictions. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the remaining deferred tax asset, not subject to valuation allowance, will be realized through future taxable income. Upon the release of the U.S. valuation allowance, approximately $1.2 million tax effect will be recorded to equity.
      We plan to reinvest the undistributed earnings of our international subsidiaries of approximately $192 million. Accordingly, U.S. deferred taxes have not been provided on these earnings. Calculating the tax effect of distributing these amounts is not practicable at this time.

14.	Accounting for Derivatives
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
      In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2004 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	December 31, 2004

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(3,254)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(2,742)
      As of December 31, 2004, a total of approximately $0.7 million in other current assets, $6.7 million in long-term liabilities and a $6.0 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2004 we estimated that the effective rate for the six-month period ending in June 2005 would be approximately 7.97%.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2001, we entered into three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	December 31, 2004

March 2000	March 11, 2005	5.2550%	$100,000	$(527)
August 2000	March 11, 2005	5.2725%	$100,000	$(534)
October 2000	October 26, 2005	5.3975%	$100,000	$—
      These three swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the years ended December 31, 2004, 2003 and 2002, we recorded other comprehensive income of approximately $9.2 million, $7.9 million and a loss of $13.6 million, respectively, related to these three swaps ($9.2 million, $5.1 million and $8.9 million, respectively, net of tax).
      On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer meet specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million will be amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment are recognized as interest expense in the statement of operations. As of December 31, 2004, a total of approximately $1.1 million was recorded in current liabilities with respect to the fair value adjustment related to these swaps. During the year ended December 31, 2004 we recorded approximately $4.2 million in interest expense related to the mark-to-market adjustment of these swaps.
      During 2004, we repaid approximately $115.0 million of debt and minority interest obligations related to our October 2000 compressor equipment lease. Because we are no longer able to forecast the remaining variable payments under this lease, the interest rate swap could no longer be designated as a hedge. Because of these factors, in the fourth quarter 2004 we reclassed the $2.8 million fair value that had been recorded in other comprehensive income into interest expense. During December 2004, we terminated this interest rate swap and made a payment of approximately $2.6 million to the counterparty.
      Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until expiration in July 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $4.1 million and $3.2 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during 2003 and 2002, respectively and recognized an unrealized gain of approximately $0.5 million in interest expense in 2003.
      During 2003, we entered into forward exchange contracts with a notional value of $10.0 million to mitigate the risk of changes in exchange rates between the Euro and the U.S. dollar. These contracts matured during 2004. As of December 31, 2003, a total of approximately $0.6 million was recorded in other current assets and other comprehensive income with respect to the fair value adjustment related to these three contracts. The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Common Stockholders’ Equity

Notes Receivable — Employee Stockholders
      Under various stock purchase plans, our employees were eligible to purchase shares of Hanover stock at fair market value in exchange for cash and/or notes receivable. The notes were collateralized by the common stock and the general credit of the employee, bear interest at a prime rate, and were generally payable on demand or at the end of a four-year period. The notes were recorded as a reduction of common stockholders’ equity. Due to the decline in the price of Hanover’s stock which secured a portion of the notes, during 2002, we recorded a reserve for these notes receivable. During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.

Other
      As of December 31, 2004, warrants to purchase approximately 4,000 shares of common stock at $.005 per share were outstanding. The warrants expire in August 2005.
      In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. In July 2004, we granted approximately 1.2 million shares of restricted Hanover common stock under our 2003 Stock Incentive Plan to certain employees, including our executive officers, as part of an incentive compensation plan.
      See Note 1 for a description of other common stock transactions.

16.	Stock Options
      Hanover has employee stock incentive plans that provide for the granting of restricted stock and options to purchase common shares. Options are generally issued with an exercise price equal to the fair market value on the date of grant and are exercisable over a ten-year period. Options granted typically vest over a three to four year period. No compensation expense related to stock options was recorded in 2004, 2003 and 2002. At December 31, 2004, approximately 1.5 million shares were available for grant in future periods under our employee stock incentive plans.
      The following is a summary of stock option activity for the years ended December 31, 2004, 2003 and 2002:

		Weighted average
	Shares	price per share

Options outstanding, December 31, 2001	7,664,475	$6.62
Options granted(1)	1,497,706	13.35
Options canceled	(261,323)	10.29
Options exercised	(1,422,850)	4.69

Options outstanding, December 31, 2002	7,478,008	8.21
Options granted(1)	539,285	11.41
Options canceled	(652,963)	11.06
Options exercised	(1,432,636)	4.68

Options outstanding, December 31, 2003	5,931,694	9.07
Options granted(1)	77,474	11.47
Options canceled	(624,656)	13.19
Options exercised	(1,140,073)	8.38

Options outstanding, December 31, 2004	4,244,439	8.67

(1)	Option price equal to fair market value on date of grant.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Life in	Exercise		Exercise
Range of exercise prices	Shares	Years	Price	Shares	Price

$0.00-2.50	1,377,880	0.6	$2.27	1,377,880	$2.27
$2.51-5.00	16,659	0.7	4.75	16,659	4.75
$5.01-7.50	47,084	1.3	5.70	47,084	5.70
$7.51-10.00	1,329,227	3.7	9.75	1,227,599	9.75
$10.01-12.50	634,824	7.4	11.61	275,354	11.97
$12.51-15.00	677,913	6.8	14.46	334,625	14.47
$15.01-17.50	75,000	7.2	17.25	50,000	17.25
$17.51-20.00	21,000	7.1	18.95	12,067	18.91
$20.01-22.50	23,152	0.2	20.09	23,152	20.09
$22.51-25.00	41,700	6.4	25.00	25,980	25.00

	4,244,439			3,390,400

      The weighted-average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $11.47, $11.41, and $13.35 per option during 2004, 2003 and 2002, respectively.
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

	2004	2003	2002

Expected life	7.5 years	6 years	6 years
Interest rate	4.17%	3.16%	4.4%
Volatility	38.0%	40.3%	39.3%
Dividend yield	0%	0%	0%
      See Note 1 for stock based compensation pro forma impact on net income.

17.	Benefit Plans
      Our 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. We recorded matching contributions of $2.7 million, $2.6 million, and $1.5 million during the years ended December 31, 2004, 2003 and 2002, respectively.

18.	Related Party and Certain Other Transactions

Transactions with GKH Entities
      Hanover and GKH Investments, L.P. and GKH Private Limited (collectively “GKH”), were parties to a stockholders agreement that provided, among other things, for GKH’s rights of visitation and inspection and our obligation to provide Rule 144A information to prospective transferees of the Common Stock.

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
      On December 3, 2002, GKH, as nominee for GKH Private Limited, and GKH Investments, L.P. made a partial distribution of 10.0 million shares out of a total of 18.3 million shares held by GKH to its limited and general partners. In addition, we received a letter on March 11, 2004 from the administrative trustee of the GKH Liquidating Trust indicating it and one of its affiliates had decided to distribute 5.8 million shares of the remaining 8.3 million shares of Hanover common stock owned by the GKH Liquidating Trust (formerly held by GKH Investments, L.P. and GKH Private Limited, collectively “GKH”) and its affiliate to the relevant beneficiaries. We understand that in April 2004 GKH contributed the remaining 2.5 million shares of our common stock held by GKH to the settlement fund. (See Note 20.)

Transactions with Schlumberger Entities
      In August 2001, we purchased POC from the Schlumberger Companies (as defined below). Schlumberger Limited (Schlumberger Limited and the Schlumberger Companies, collectively are referred to as “Schlumberger”) owns, directly or indirectly, all of the equity of the Schlumberger Companies. Pursuant to the Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001 (the “Schlumberger Rights Agreement”), between Schlumberger Technology Company, Camco International Inc., Schlumberger Surenco, S.A., Schlumberger Oilfield Holdings Limited, Operational Services, Inc. (collectively, the “Schlumberger Companies”) and Hanover, Hanover granted to each of the Schlumberger Companies certain registration rights in connection with shares of the Common Stock received by the Schlumberger Companies as consideration in the POC acquisition (the “Hanover Stock”). The registration rights granted to the Schlumberger Companies include (i) the right, subject to certain restrictions, to register the Hanover Stock in any registration of securities initiated by Hanover within the period of time beginning on the third anniversary of the date of the Schlumberger Rights Agreement and ending on the tenth anniversary of the date of the Schlumberger Rights Agreement (such period of time, the “Registration Period”), and (ii) the right, subject to certain restrictions, to demand up to five registrations of the Hanover Stock within the Registration Period. Hanover is required to pay all registration expenses in connection with registrations of Hanover Stock pursuant to the Schlumberger Rights Agreement. For a period of three years from the date of the Schlumberger Rights Agreement, the Schlumberger Companies were prohibited from, directly or indirectly, selling or contracting to sell any of the Hanover Stock. The Schlumberger Rights Agreement also provides that none of the Schlumberger Companies shall, without Hanover’s written consent, (i) acquire or propose to acquire, directly or indirectly, greater than twenty-five percent (25%) of the shares of Hanover common stock, (ii) make any public announcement with respect to, or submit a proposal for, any extraordinary transaction involving Hanover, (iii) form or join in any group with respect to the matters set forth in (i) above, or (iv) enter into discussions or arrangements with any third party with respect to the matters set forth in (i) above.
      Schlumberger has the right under the POC purchase agreement, so long as Schlumberger owns at least 5% of the Common Stock and subject to certain restrictions, to nominate one representative to sit on our Board of Directors. Schlumberger currently has no representative who sits on the Company’s board of directors. For the years ended December 31, 2004, 2003, and 2002, Hanover generated revenues of approximately $0.0 million, $0.5 million, and $6.0 million in business dealings with Schlumberger. In addition, Hanover made purchases of equipment and services of approximately $0.5 million, $0.0 million and $7.6 million from Schlumberger during 2004, 2003 and 2002, respectively.

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
      In connection with the POC Acquisition, Hanover issued a $150.0 million subordinated acquisition note to Schlumberger, which was scheduled to mature on December 15, 2005. The terms of this note were renegotiated in May, 2003. (See Note 11.)
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

Other Related Party Transactions
      In January 2002, Hanover advanced cash of $0.1 million to Robert O. Pierce, a former Senior Vice President — Manufacturing and Procurement, in return for a promissory note. The note bore interest a 4.0%, matured on September 30, 2002, and was unsecured. On September 18, 2002, the Board of Directors approved the purchase of 30,054 shares of Hanover common stock from Mr. Pierce at $9.60 per share for a total of $0.3 million. The price per share was determined by reference to the closing price quoted on the New York Stock Exchange on September 18, 2002. The Board of Directors determined to purchase the shares from Mr. Pierce because it was necessary for him to sell shares to repay his loan with Hanover as well as another outstanding loan. The loans matured during a blackout period under our insider trading policy and therefore Mr. Pierce could not sell shares of Hanover stock in the open market to repay the loans. Mr. Pierce’s loan from Hanover was repaid in full in September 2002.
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
      In connection with the restatements announced by Hanover in 2002, certain present and former officers and directors were named as defendants in putative stockholder class actions, stockholder derivative actions and were involved with the investigation that was conducted by the Staff of the SEC. Pursuant to the indemnification provisions of our certificate of incorporation and bylaws, we paid legal fees on behalf of

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain employees, officers and directors involved in these proceedings. In connection with these proceedings, we advanced, on behalf of indemnified officers and directors, during 2004, 2003 and 2002, $0.1 million, $1.2 million and $1.1 million, respectively, in the aggregate.
      During 2002, $0.4 million was advanced on behalf of former director and officer William S. Goldberg; $0.3 million was advanced on behalf of former director and officer Michael J. McGhan; $0.1 million was advanced on behalf of former officers Charles D. Erwin and Joe S. Bradford; $0.1 million was advanced on behalf of directors Ted Collins, Jr., Robert R. Furgason, Rene Huck (former director), Melvyn N. Klein, Michael A. O’Connor (former director), and Alvin V. Shoemaker, who were elected prior to 2002; and $0.1 million was advanced on behalf of directors I. Jon Brumley, Victor E. Grijalva, and Gordon T. Hall who were elected during 2002.
      During 2003, $0.3 million was advanced on behalf of former director and officer William S. Goldberg; $0.2 million was advanced on behalf of former director and officer Michael J. McGhan; $0.1 million was advanced on behalf of former officers Charles D. Erwin and Joe S. Bradford; and $0.5 million was advanced on behalf of various employees of the Company.
      During 2004, $0.1 million was advanced in total on behalf of former directors and officers in connection with the proceedings mentioned above.
      On July 30, 2003, HCLP entered into a Membership Interest Redemption Agreement pursuant to which its 10% interest in Energy Transfer Group, LLC (“ETG”) was redeemed, and as a result HCLP withdrew as a member of ETG. In consideration for the surrender of HCLP’s 10% membership interest in ETG, pursuant to a Partnership Interest Purchase Agreement dated as of July 30, 2003, subsidiaries of ETG sold to subsidiaries of the Company their entire 1% interest in Energy Transfer Hanover Ventures, L.P. (“Energy Ventures”). As a result of the transaction, the Company now owns, indirectly, 100% of Energy Ventures. The Company’s 10% interest in ETG was carried on the Company’s books for no value. Ted Collins, Jr., a Director of the Company, owns 100% of Azalea Partners, which owns approximately 14% of ETG. In 2004, 2003 and 2002, ETG billed Hanover $0.0 million, $0.5 million and $1.9 million for services rendered to reimburse ETG for expenses incurred on behalf of Energy Ventures, respectively. In 2004, 2003 and 2002, we recorded sales of approximately $0.2 million, $2.8 million and $0.5 million, respectively, related to equipment leases and parts sales to ETG. In addition, Hanover and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership each party is responsible for its obligations as a co-owner. In addition, Hanover is the designated manager of the facility. As manager, Hanover received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.8 million, $0.5 million, and $0.9 million during 2004, 2003 and 2002, respectively.

Transactions with Former Executive Officers
      Michael J. McGhan. Mr. McGhan served as Chief Executive Officer and President of Hanover since October 1991 and served as a director of Hanover since March 1992. Mr. McGhan also served as an officer and director of certain Hanover subsidiaries during his tenure. Mr. McGhan resigned from all positions held with Hanover on August 1, 2002. In 2001, we advanced cash of $2.2 million to Mr. McGhan, in return for promissory notes. The notes bore interest at 4.88%, were scheduled to mature on April 11, 2006, and were collateralized by personal real estate and Hanover common stock with full recourse. 411,914 shares of Hanover Common Stock owned by Mr. McGhan were held secured as collateral for this $2.2 million loan. In May, 2003, Mr. McGhan paid in full the $2.2 million loan together with the applicable accrued interest.
      In January 2002, we advanced additional cash of $0.4 million to Mr. McGhan in return for a promissory note. The note bore interest at 4.0% and was repaid in full in September 2002. Set forth below

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is information concerning the indebtedness of Mr. McGhan to Hanover as of December 31, 2003 and 2002.

		Largest Note
	Aggregate Note	Principal Amount
	Principal Amount	Outstanding	Weighted Average
	Outstanding at	during each	Rate of Interest
Year	Period End	Period	at Period End

2003	$—	$2,200,000	4.88%
2002	$2,200,000	$2,600,000	4.88%
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
      Charles D. Erwin. Mr. Erwin served as Chief Operating Officer of Hanover since April 2001 and served as Senior Vice President — Sales and Marketing since May 2000. Mr. Erwin resigned from these positions on August 2, 2002. In 2000, we advanced $824,087 to Mr. Erwin in return for a promissory note. In 2002 and 2001, according to the terms of the original note, we recorded compensation expense and forgave $207,382 and $145,118 of such indebtedness (which included $42,565 and $62,709 of accrued interest), respectively. The balance of the loan was repaid in full by Mr. Erwin in December 2002. Set forth below is information concerning the indebtedness of Mr. Erwin to Hanover as of December 31, 2002:

Largest Note
	Aggregate Note	Principal Amount
	Principal Amount	Outstanding	Weighted Average
	Outstanding at	during each	Rate of Interest
Year	Period End	Period	at Period End

2002	$—	$631,800	4.3%
      On August 2, 2002, we entered into a Separation Agreement with Mr. Erwin. The agreement sets forth a mutual agreement to sever the relationships between Mr. Erwin and Hanover, including the employment relationships of Mr. Erwin with Hanover and its affiliates. In the agreement, the parties also

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Joe C. Bradford. In August 2002, our Board of Directors did not reappoint Mr. Bradford to the position of Senior Vice President — Worldwide Operations Development, which he held since May 2000. On September 27, 2002, Mr. Bradford resigned his employment with Hanover. In 2000, we advanced $764,961 to Mr. Bradford in return for a promissory note that matured in June 2004. In 2002, according to the terms of the note, we recorded compensation expense and forgave $192,504 of such indebtedness (which included $39,512 of accrued interest). The note is currently in default and we are pursuing collection. Set forth below is information concerning the indebtedness of Mr. Bradford to Hanover as of December 31, 2004, 2003 and 2002:

	Aggregate	Largest
	Note	Note	Weighted
	Principal	Principal	Average
	Amount	Amount	Rate of
	Outstanding	Outstanding	Interest
	at Period	during each	at Period
Year	End	Period	End

2004	$535,473	$535,473	7.3%
2003	$535,473	$535,473	4.0%
2002	$535,473	$579,845	4.3%

19.	Commitments and Contingencies
      Rent expense, excluding lease payments for the leasing transactions described in Note 12, for 2004, 2003 and 2002 was approximately $6.9 million, $5.0 million, and $4.0 million respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2004 are: 2005  — $3.0 million; 2006 — $2.2 million; 2007 — $1.7 million; 2008 — $1.3 million; 2009 — $0.3 million and $0.9 million thereafter.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Hanover has issued the following guarantees which are not recorded on our accompanying balance sheet (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2004

Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium(1)	2005	$12,257
El Furrial(1)	2013	36,018
Other:
Performance guarantees through letters of credit(2)	2005-2007	83,706
Standby letters of credit	2005-2006	16,558
Commercial letters of credit	2005	3,777
Bid bonds and performance bonds(2)	2005-2009	96,962

		$249,278

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate. (See Note 8.)

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
      As part of the POC acquisition purchase price, Hanover may be required to make a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover through 2016. To date we have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.
      We are substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages.
      We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway (“Cawthorne Channel Project”) as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have substantially completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.
      This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks as well as other risks associated with a major construction project could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At December 31, 2004, we had an investment of approximately $60.3 million in projects in Nigeria, a

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
substantial majority of which related to the Cawthorne Channel Project. We currently anticipate investing an additional $10 million in the Cawthorne Channel Project during 2005. In addition, we have approximately $4.2 million associated with advances to, and our investment in, Global.
      In July 2004, Wilpro Energy Services (PIGAP II) Limited (referred to as “PIGAP II”) received a notice of default from the Venezuelan state oil company, PDVSA, alleging that PIGAP II was not in compliance under a services agreement as a result of certain operational issues. PIGAP II is a joint venture, currently owned 70% by a subsidiary of The Williams Companies, Inc. (“Williams”) and 30% by Hanover, that operates a natural gas compression facility in Venezuela. While PIGAP II advised us that it did not believe a basis existed for such notice of default, the giving of the notice of default by PDVSA could be deemed an event of default under PIGAP II’s outstanding project loans totaling approximately $207.7 million. PIGAP II sought a waiver of this potential default from its lenders, and lenders under the PIGAP II project loan agreement have waived any potential default under the loan documents. Additionally, in January 2005, PDVSA advised PIGAP II that there were no existing events of default under the services agreement in existence at that time. Hanover’s net book investment in PIGAP II at December 31, 2004 was approximately $33.5 million and Hanover’s pretax income with respect to PIGAP II for the year ended December 31, 2004 was approximately $12.2 million.
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

20.	Securities Class Action Settlement
      Hanover and certain of its past and present officers and directors were named as defendants in a consolidated federal court action that included a putative securities class action, arising under the Employee Retirement Income Security Act (“ERISA”) and shareholder derivative actions. The litigation related principally to the matters involved in the transactions underlying the restatements of our financial statements. The plaintiffs alleged, among other things, that we and the other defendants acted unlawfully and fraudulently in connection with those transactions and our original disclosures related to those transactions and thereby violated the antifraud provisions of the federal securities laws and the other defendants’ fiduciary duties to Hanover.
      On October 23, 2003, we entered into a Stipulation of Settlement, which settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions described above. The terms of the settlement required us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million. In April 2004, we issued the $6.7 million contingent note related to the securities settlement. The note was payable, together with accrued interest, on March 31, 2007 but was extinguished (with no money owing under it) during the third quarter of 2004 under the terms of the note since our common stock traded above the average price of $12.25 per share for 15 consecutive trading days. In addition, upon the occurrence of a change of control that involved us, if the change of control or shareholder approval of the change of control occurred before February 9, 2005, which was twelve months after final court approval of the settlement, we would have been obligated to contribute an additional $3 million to the settlement fund. As part of the settlement, we have also agreed to implement corporate governance enhancements, including allowing shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February  4, 2004 we appointed

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Margaret K. Dorman and Stephen M. Pazuk to our board of directors) and certain enhancements to our code of conduct.
      GKH, which, as of December 31, 2003, owned approximately 10% of Hanover’s outstanding common stock and which sold shares in our March 2001 secondary offering of common stock, are parties to the settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the settlement required GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources to the settlement fund.
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
      On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments, approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement has therefore become final and has been implemented according to its terms. In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. Our independent registered public accounting firm, PricewaterhouseCoopers, is not a party to the settlement and remains a party to the securities class action.
      Based on the terms of the settlement agreement and the individual components of the settlement, we recorded the cost of the litigation settlement in 2003. The details of the litigation settlement charge were as follows (in thousands):

Cash	$30,050
Estimated fair value of note to be issued	3,633
Common stock to be issued by Hanover	29,800
Legal fees and administrative costs	6,178

Total	69,661
Less: insurance recoveries	(26,670)

Net litigation settlement	$42,991

      The $3.6 million estimated fair value of the note issued was based on the present value of the future cash flows discounted at borrowing rates which were available to us for debt with similar terms and maturities. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. Upon the issuance of the note, the discount was amortized to interest expense over the term of the note. Because the note could be extinguished without a payment (if our common stock traded at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007), we were required to record an asset when the note was issued for the value of the embedded derivative, as required by SFAS 133. We estimated the value of the derivative and reduced the amount we included for the estimate of the value of the note by approximately $2.3 million at December 31, 2003. The note was extinguished with no money owing under it during the third quarter

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 resulting in a decrease in the settlement related cost of $4.0 million. This asset was marked to market with any increase or decrease included in our statement of operations until extinguished.
      As of December 31, 2003, the balance sheet included a $33.4 million long-term liability related to the Hanover common stock and the fair value of the contingent note payable in connection with the securities settlement. In addition, as of December 31, 2003, the balance sheet included approximately $32.7 million in accrued liabilities and $29.6 million in restricted cash related to the securities related settlement. In the first quarter of 2004, the escrow settlement fund was released, which was included on the balance sheet as restricted cash and securities settlement accrual, issued the shares and reclassified $29.8 million, the estimated value of the common stock issued, from other liabilities to stockholders’ equity and included the shares in the weighted average outstanding shares used for earnings per share calculations.

21.	Other Expense
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

22.	Restructuring, Impairment and Other Charges
      Included in the net loss for 2004 were the following pre-tax charges (in thousands):

Securities-related litigation settlement	$(4,163)
Write-off of deferred financing costs (in Depreciation and amortization)	1,686
Cancellation of interest rate swap (in Interest expense)	2,028

Total	$(449)

      Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change — FIN 46	133,707
Securities-related litigation settlement	42,991
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$250,576

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in the net loss for 2002 were the following pre-tax charges (in thousands):

Inventory reserves — (in Parts and service and used equipment expense)	$6,800
Severance and other charges (in Selling, general and administrative)	6,160
Write off of idle equipment and assets to be sold or abandoned (in Depreciation and amortization)	34,485
Goodwill impairments	52,103
Non-consolidated affiliate write-downs/charges (in Other expense)	15,950
Write-down of discontinued operations	58,282
Note receivable reserves (in Other expense)	8,454
Write-off of abandoned purchase option (in Other expense)	500

Total	$182,734

      For a further description of these charges see Notes 3, 4, 6, 7, 8, 9, 20 and 21.

23.	New Accounting Pronouncements
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $18.8 million in sale leaseback obligations that, as of December 31, 2004, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
      These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2004, the yield rates on the outstanding equity certificates ranged from 5.2% to 10.6%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
      In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have an effect on our net income (loss) per share.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. Contingently convertible debt instruments are financial instruments that include a contingent feature, such as a feature by which the debt becomes convertible into common shares of the issuer if the issuer’s common stock price has exceeded a predetermined threshold for a specified time period. Prior to the new consensus, most issuers excluded the potential dilutive effect of the conversion feature from diluted earnings per share until the contingency threshold is met. EITF Issue No. 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met. This change does not have any effect on net income (loss), but may affect the related per share amounts. The new rules will be effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-08 did not have an effect on our net income (loss) per share.
      In September 2004, the Emerging Issues Task Force issued Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill” (“D-108”). D-108 requires that a direct value method rather than a residual value method be used to value intangible assets acquired in business combinations completed after September  29, 2004. D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. We have not historically applied the residual value method to value intangible assets acquired and therefore do not expect that the adoption of D-108 to have a material effect on our consolidated results of operations, cash flows or financial position.
      In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. In November 2004, the Task Force delayed the effective date of this consensus. We do not believe the adoption of EITF 04-10 will have a material effect on the determination of and disclosures relating to our operating segments.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” (“SFAS 151”) This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our consolidated results of operations, cash flows or financial position.
      In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. We are evaluating the pricing models and transition provisions of SFAS 123(R). The adoption of SFAS 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method for future periods after our adoption of SFAS 123(R).
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” (“SFAS 153”) SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
      In November 2004, the FASB Emerging Issues Task Force reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance regarding the evaluation of whether the operations and cash flows of a component have been or will be eliminated from ongoing operations, and what types of involvement constitute significant continuing involvement in the operations of the disposed component. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not expect the adoption of the new standard to have a material impact on our consolidated results of operations, cash flows or financial position but may have an impact on the evaluation of future operations that are discontinued.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We implemented FSP 109-1 and FSP 109-2 in the quarter ended December 31, 2004, however, due to our current U.S. tax position, we did not realize any benefit from the Act during 2004. We plan to continue to reinvest the undistributed earnings of our international subsidiaries and will evaluate the impact this

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deduction may have, if any, on our results of operations or financial position for fiscal year 2005 and subsequent years.

24.	Industry Segments and Geographic Information
      We manage our business segments primarily based upon the type of product or service provided. We have five principal industry segments: U.S. Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; and Production and Processing Equipment Fabrication. The U.S. and International Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover-owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment. The Compressor and Accessory Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas and engineering, procurement and construction of heavy wall reactors for refineries, desalination plants and tank farms.
      We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, provision for cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other” include equity in income of non-consolidated affiliates, and corporate related items primarily related to cash management activities, accounts receivable, current and other assets. Revenues include sales to external customers. We no longer include intersegment sales when we evaluate the performance of our segments and have adjusted prior periods to conform to the 2004 presentation. Our chief executive officer does not review asset information by segment.
      No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 2004, 2003 and 2002.

					Production
				Compressor	and
			Parts, service	and	processing
		International	and used	accessory	equipment
	U.S. rentals	rentals	equipment	fabrication	fabrication	Other	Consolidated

	(In thousands of dollars)
2004:
Revenues from external customers	$341,570	$214,598	$180,321	$158,629	$270,284	$23,193	$1,188,595
Gross profit	196,990	150,645	44,392	13,797	28,033	23,193	457,050
Identifiable assets	1,468,844	606,489	61,078	56,825	145,149	423,778	2,762,163
Capital expenditures	40,271	36,713	—	—	7,907	5,605	90,496
2003:
Revenues from external customers	$324,186	$191,301	$164,935	$106,896	$260,660	$27,102	$1,075,080
Gross profit	196,761	129,426	41,680	9,974	26,457	27,102	431,400
Identifiable assets	1,648,393	538,881	60,843	71,611	59,487	563,059	2,942,274
Capital expenditures	73,007	59,200	24	2,735	7,500	—	142,466
2002:
Revenues from external customers	$328,600	$175,337	$223,685	$114,009	$149,656	$22,154	$1,013,441
Gross profit	206,428	122,341	43,842	14,563	22,214	22,154	431,542
Identifiable assets	690,725	533,197	92,644	76,511	125,071	658,835	2,176,983
Capital expenditures	120,581	101,349	1,093	441	26,706	—	250,170

Geographic Data

	United States	International(1)	Consolidated

	(In thousands of dollars)
2004:
Revenues from external customers	$619,981	$568,614	$1,188,595
Identifiable assets	$1,786,536	$975,627	$2,762,163
2003:
Revenues from external customers	$647,176	$427,904	$1,075,080
Identifiable assets	$1,974,752	$967,522	$2,942,274
2002:
Revenues from external customers	$692,823	$320,618	$1,013,441
Identifiable assets	$1,090,956	$1,086,027	$2,176,983

(1)	International operations include approximately $141.6 million, $122.8 million and $104.0 million of revenues and $332.2 million, $348.2 million and $431.0 million of identifiable assets for 2004, 2003 and 2002, respectively, related to operations and investments in Venezuela. Approximately $89.2 million, $79.4 million and $141.0 million of the identifiable assets in 2004, 2003 and 2002, respectively, relates to the joint ventures acquired in connection with the POC acquisition completed in August 2001. (See Note 8.)

25.	Subsequent Events
      During February 2005, we repaid our 2000B compressor equipment lease obligations totaling $55.9 million as of December 31, 2004 using our bank credit facility and therefore have classified our 2000B equipment lease notes as long-term debt.

HANOVER COMPRESSOR COMPANY
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA
      The table below sets forth selected unaudited financial information for each quarter of the two years:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
2004(2):
Revenue	$269,831	$292,876	$315,811	$310,077
Gross profit	112,941	118,254	116,588	109,267
Net loss	(9,454)	(9,061)	(5,274)	(20,217)
Loss per common and common equivalent share:
Basic	$(0.11)	$(0.11)	$(0.06)	$(0.24)
Diluted	$(0.11)	$(0.11)	$(0.06)	$(0.24)
2003(1)(2):
Revenue	$269,792	$272,288	$270,837	$262,163
Gross profit	111,991	108,825	106,219	104,365
Income (loss) before cumulative effect of accounting changes	(26,599)	207	(58,509)	(36,448)
Net income (loss)	(26,599)	207	(145,419)	(36,448)
Loss per common and common equivalent share:
Basic:
Loss before cumulative effect of accounting changes	$(0.33)	$—	$(0.72)	$(0.45)
Net loss	$(0.33)	$—	$(1.79)	$(0.45)
Diluted:
Loss before cumulative effect of accounting changes	$(0.33)	$—	$(0.72)	$(0.45)
Net loss	$(0.33)	$—	$(1.79)	$(0.45)

(1)	During, the first quarter of 2003, we recorded a $42.1 million estimated provision for the estimated settlement of securities litigation that was subsequently adjusted to $43.0 million. During the third quarter of 2003, we recorded a $35.5 million goodwill impairment, $14.3 million rental fleet impairment, $16.8 million write-down of discontinued operations and $133.7 million cumulative effect of accounting change for the adoption of FIN 46. During the fourth quarter of 2003, we recorded a $2.5 million write-off of deferred financing costs and $2.3 million write-down of discontinued operations.

(2)	Amounts reflect reclassifications for discontinued operations. (See Note 3.)

SCHEDULE I
HANOVER COMPRESSOR COMPANY
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET

	December 31,

	2004	2003

	(in thousands, except par
	value and share amounts)
Restricted cash — securities settlement escrow	$—	$29,649
Intangible and other assets	5,945	6,995
Investments in and advances to subsidiaries	1,788,687	1,590,569

Total assets	$1,794,632	$1,627,213

Accrued liabilities — current	$8,448	$36,567
Long-term debt	1,028,467	807,501
Other liabilities	—	33,432

Total liabilities	1,036,915	877,500

Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 87,653,970 and 82,649,629 shares issued, respectively	$88	$83
Additional paid-in capital	913,007	856,020
Treasury stock — 661,810 and 252,815 shares, at cost, respectively	(7,307)	(2,325)
Retained deficit	(148,071)	(104,065)

Total common stockholders’ equity	757,717	749,713

Total liabilities and common stockholders’ equity	$1,794,632	$1,627,213

SCHEDULE I
HANOVER COMPRESSOR COMPANY
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(in thousands, except per share amounts)
Interest income from subsidiary	$53,166	$20,551	$17,163
Expenses:
Provision for cost of litigation settlement	(4,163)	42,991	—
Amortization of debt issuance costs	932	932	932
Interest expense	69,139	36,020	32,656

	65,908	79,943	33,588

Loss before income taxes and equity loss of subsidiaries	(12,742)	(59,392)	(16,425)
Provision for (benefit from) income taxes	(4,149)	4,959	(5,749)

	(8,593)	(64,351)	(10,676)
Equity loss of subsidiaries, net of tax	(35,413)	(143,908)	(105,392)

Net loss	$(44,006)	$(208,259)	$(116,068)

Basic and diluted loss per common share:
Net loss	$(0.52)	$(2.57)	$(1.46)

Shares — Basic	84,792	81,123	79,500

Shares — Diluted	84,792	81,123	79,500

SCHEDULE I
HANOVER COMPRESSOR COMPANY
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(44,006)	$(208,259)	$(116,068)
Adjustments:
Equity in losses of subsidiaries	35,413	143,908	105,392
Deferred tax provision (benefit)	(4,149)	4,959	(5,749)
Amortization of debt issue costs	932	932	932
Securities related litigation settlement, net of cash paid	(6,326)	39,494	—
Increase due to other	46	224	97

Net cash used in operating activities	(18,090)	(18,742)	(15,396)

Cash flows from investing activities:
Distributions from equity subsidiaries	8,541	12,043	9,945

Net cash provided by investing activities	8,541	12,043	9,945

Cash flows from financing activities:
Issuance of senior notes	200,000	200,000	—
Issuance of convertible notes	—	143,750	—
Advances to subsidiary	(200,000)	(343,750)	—
Purchase of treasury stock	—	—	(1,608)
Proceeds from stock options exercised	9,549	6,699	6,662
Proceeds from employee stock purchase	—	—	277
Proceeds from employee notes	—	—	120

Net cash provided by financing activities	9,549	6,699	5,451

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

SCHEDULE I
HANOVER COMPRESSOR COMPANY
(PARENT COMPANY ONLY)
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

	Common stock		Additional		Retained
			paid-in	Treasury	earnings
	Shares	Amount	capital	stock	(deficit)

	(in thousands, except share data)
Balance at December 31, 2001	79,228,179	$79	$828,939	$(717)	$220,262
Exercise of stock options	1,422,850	2	6,912	—	—
Issuance of restricted stock grants, net of amortization expense	142,630	—	2,708	—	—
Issuance of common stock to employees	21,550	—	551	—	—
Purchase of 147,322 treasury shares at $8.96 per share	—	—	—	(1,320)	—
Purchase of 30,054 treasury shares at $9.60 per share	—	—	—	(288)	—
Income tax benefit from stock options exercised	—	—	2,547	—	—
Net loss	—	—	—	—	(116,068)

Balance at December 31, 2002	80,815,209	$81	$841,657	$(2,325)	$104,194
Exercise of stock options	1,432,636	1	6,987	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	400,384	1	4,345	—	—
Issuance of common stock to employees	1,400	—	35	—	—
Income tax benefit from stock options exercised	—	—	2,996	—	—
Net loss	—	—	—	—	(208,259)

Balance at December 31, 2003	82,649,629	$83	$856,020	$(2,325)	$(104,065)
Exercise of stock options	1,140,073	1	9,882	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	1,364,268	1	17,308	(4,982)	—
Issuance of common stock for shareholder litigation	2,500,000	3	29,797	—	—
Net loss	—	—	—	—	(44,006)

Balance at December 31, 2004	87,653,970	$88	$913,007	$(7,307)	$(148,071)

SCHEDULE I
HANOVER COMPRESSOR COMPANY
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.	Investment and Advances to Subsidiaries
      Hanover Compressor Company (“Hanover”) records its investments in subsidiaries at cost plus the equity in earnings (loss) of subsidiaries since the date of the acquisition. You should read the condensed financial statements of the registrant in conjunction with Hanover’s consolidated financial statements.
      We have entered into four loans with our subsidiaries. Under these notes, we will receive: (a) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $200 million 8.625% Senior Notes due 2010 (the “8.625% Senior Notes”) and all costs incurred by us in connection with the issuance of the 8.625% Senior Notes or any amendment or modification thereof, (b) such amounts as are equal to the amounts which are due by Hanover, excluding the conversion features, to the holders of Hanover’s $143.8 million 4.75% Convertible Senior Notes due 2014 (the “4.75% Convertible Notes”) and all costs incurred by us in connection with the issuance of the 4.75% Convertible Notes or any amendment or modification thereof, (c) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $200 million 9.0% Senior Notes due 2014 (the “9.0% Senior Notes”) and all costs incurred by us in connection with the issuance of the 9.0% Senior Notes or any amendment or modification thereof, and (d) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $262.6 million aggregate principal amount at maturity Zero Coupon Subordinated Notes due 2007. The notes described in (a) and (b) above are dated December 15, 2003, the note described in (c) above is dated June 1, 2004 and the note described in (d) above is dated August 31, 2001. Such amounts are receivable at the same time or times as such amounts must be paid by Hanover.
      Obligations from our subsidiaries that have the same general terms as the Hanover notes payable consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

4.75% senior notes due 2014	$143,750	$143,750
8.625% senior notes due 2010	200,000	200,000
9.0% senior notes due 2014	200,000	—
11% zero coupon subordinated notes due March 2007	206,467	185,501

	$750,217	$529,251

Note 2.	Long-term Debt
      Maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2004 (in thousands):

December 31,
2004

2005	$—
2006	—
2007	206,467
2008	—
2009	192,000
Thereafter	630,000

$1,028,467

      See Note 11 of the Notes to the consolidated financial statements for a description of long-term debt.

SCHEDULE II
HANOVER COMPRESSOR COMPANY
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period

	(In thousands)
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2004	$5,460	$2,658	$545	(1)	$7,573
2003	5,162	4,028	3,730	(1)	5,460
2002	6,300	7,091	8,229	(1)	5,162
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2004	$12,729	$1,062	$2,092	(2)	$11,699
2003	14,211	1,536	3,018	(2)	12,729
2002	2,101	13,853	1,743	(2)	14,211
Allowance for deferred tax assets not expected to be realized
2004	$55,015	$23,429	$13,003	(3)	$65,441
2003	23,371	46,824	15,180		55,015
2002	—	23,371	—		23,371
Allowance for employee loans
2003	$6,021	$—	$6,021	(4)	$—
2002	—	6,021	—		6,021

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Reflects utilization of prior year valuation allowance in the current year.

(4)	During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., as amended, incorporated by reference to Exhibit 3.1 to Hanover Compressor Company’s (the “Company”) Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, by and between the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Warrant Agreement, dated as of August 7, 1995, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.3	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.4	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.6	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.7	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.8	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.9	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.10	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.11	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.12	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit
Number	Description

4.13	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.
4.14	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.15	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.16	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.17	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.18	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.19	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.20	Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001, by and among Schlumberger Technology Corporation, Camco International, Inc., Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Operational Services, Inc. and the Company, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
4.21	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.22	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Credit Agreement, dated as of December 15, 2003, among the Company, Hanover Compression Limited Partnership, Bank One, NA as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.4	Guarantee and Collateral Agreement, dated as of December 15, 2003, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, as Collateral Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.

Exhibit
Number	Description

10.5	Hanover Guarantee, dated as of December 15, 2003, made by the Company in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.6	Subsidiaries’ Guarantee, dated as of December 15, 2003, in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.7	Lease, dated as of October 27, 2000, between Hanover Equipment Trust 2000B (the “2000B Trust”) and Hanover Compression Inc., incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.8	Guarantee, dated as of October 27, 2000 made by the Company, Hanover Compression Inc. and certain subsidiaries, incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.9	Participation Agreement, dated as of October 27, 2000, among Hanover Compression Inc., the 2000B Trust, The Chase Manhattan Bank, National Westminster Bank PLC, Citibank N.A., Credit Suisse First Boston and the Industrial Bank of Japan as co-agents; Bank Hapoalim B.M. and FBTC Leasing Corp., as investors, Wilmington Trust Company and various lenders, incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.10	Security Agreement, dated as of October 27, 2000, made by the 2000B Trust in favor of The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.11	Assignment of Leases, Rents and Guarantee, dated as of October 27, 2000, made by the 2000B Trust to The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.12	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.15	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.16	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.17	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.18	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

10.19	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.20	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.21	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.22	Amendment, dated as of December 15, 2003, to the 2000A and 2000B Synthetic Guarantees, Credit Agreements and Participation Agreements, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.23	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
10.24	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.25	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.26	Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2003, made by the Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.27	Purchase Agreement, dated as of July 11, 2000, among the Company, Hanover Compression Inc., Dresser-Rand Company and Ingersoll-Rand Company, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2000.
10.28	Agreement and Plan of Merger, dated as of July 13, 2000, among the Company, Caddo Acquisition Corporation, and OEC Compression Corporation, incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.29	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 14, 2000, by and among the Company, Caddo Acquisition Corporation and OEC Compression Corporation, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.30	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 2, 2001, by and among the Company, Caddo Acquisition Corporation and OEC Compression Corporation , incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.31	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit
Number	Description

10.32	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.33	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.34	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.35	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.36	Hanover Compressor Company 1992 Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.37	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.38	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.39	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended
10.40	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.41	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.42	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.43	Form of Stock Option Agreement for DeVille and McNeil, incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.44	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.45	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.46	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.47	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

Exhibit
Number	Description

10.48	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.49	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.50	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32096) on Form S-8 filed with the SEC on March 10, 2000.††
10.51	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.52	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003. ††
10.53	Employment Letter with Chad C. Deaton, dated August 19, 2002, incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.††
10.54	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.55	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.56	Separation Agreement with Mark Berg, dated February 27, 2004, incorporated by reference as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.††
10.57	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.58	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.59	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††
10.60	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.61	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note. ††*
10.62	Description of Change of Control Arrangement with Hilary S. Ware.††*
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Company’s Code of Ethics, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2001.
99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2002.
99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2004.

* Filed herewith
†† Management contract or compensatory plan or arrangement