Form 10-Q
period 2005-03-31
HANOVER COMPRESSOR CO /
filed 2005-05-04
CIK 909413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO ___.

Commission File No. 1-13071

Hanover Compressor Company

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0625124 (I.R.S. Employer Identification No.)

12001 North Houston Rosslyn, Houston, Texas (Address of principal executive offices)	77086 (Zip Code)

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

Number of shares of the Common Stock of the registrant outstanding as of April 29, 2005: 87,035,443 shares.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except for par value and share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,587	$38,076
Accounts receivable, net of allowance of $7,842 and $7,573	206,142	205,644
Inventory, net	198,253	184,798
Costs and estimated earnings in excess of billings on uncompleted contracts	71,036	70,103
Prepaid taxes	8,773	6,988
Current deferred income taxes	12,516	12,386
Assets held for sale	4,813	5,169
Other current assets	25,205	25,674

Total current assets	564,325	548,838
Property, plant and equipment, net	1,854,460	1,876,348
Goodwill, net	183,190	183,190
Intangible and other assets	55,852	57,070
Investments in non-consolidated affiliates	82,632	90,326
Assets held for sale	6,380	6,391

Total assets	$2,746,839	$2,762,163

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$4,387	$5,106
Current maturities of long-term debt	1,630	1,430
Accounts payable, trade	56,095	57,402
Accrued liabilities	99,680	118,429
Advance billings	47,130	42,588
Liabilities related to assets held for sale	439	517
Billings on uncompleted contracts in excess of costs and estimated earnings	15,854	20,256

Total current liabilities	225,215	245,728
Long-term debt	1,658,925	1,637,080
Other liabilities	47,206	47,232
Deferred income taxes	51,348	53,290

Total liabilities	1,982,694	1,983,330

Commitments and contingencies (Note 6)
Minority interest	17,050	18,778
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 87,725,176 and 87,653,970 shares issued, respectively	88	88
Additional paid-in capital	913,055	913,007
Deferred employee compensation – restricted stock grants	(13,042)	(15,180)
Accumulated other comprehensive income	15,164	17,518
Retained deficit	(160,535)	(148,071)
Treasury stock—689,733 and 661,810 common shares, at cost	(7,635)	(7,307)

Total common stockholders’ equity	747,095	760,055

Total liabilities and common stockholders’ equity	$2,746,839	$2,762,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues and other income:
U.S. rentals	$87,154	$86,592
International rentals	53,915	51,500
Parts, service and used equipment	33,437	44,382
Compressor and accessory fabrication	32,524	28,150
Production and processing equipment fabrication	89,571	53,429
Equity in income of non-consolidated affiliates	4,574	4,683
Other	451	1,095

	301,626	269,831

Expenses:
U.S. rentals	34,076	35,539
International rentals	17,502	14,773
Parts, service and used equipment	25,060	32,969
Compressor and accessory fabrication	29,617	25,913
Production and processing equipment fabrication	79,125	47,696
Selling, general and administrative	42,158	40,374
Foreign currency translation	271	(1,073)
Other	119	(100)
Depreciation and amortization	45,453	42,030
Interest expense	35,940	35,250

	309,321	273,371

Loss from continuing operations before income taxes	(7,695)	(3,540)
Provision for income taxes	4,541	7,097

Loss from continuing operations	(12,236)	(10,637)
Income (loss) from discontinued operations, net of tax	(271)	1,183
Income from write downs of discontinued operations, net of tax	43	—

Net loss	$(12,464)	$(9,454)

Basic loss per common share:
Loss from continuing operations	$(0.15)	$(0.13)
Income (loss) from discontinued operations, net of tax	—	0.02

Net loss	$(0.15)	$(0.11)

Diluted loss per common share:
Loss from continuing operations	$(0.15)	$(0.13)
Income (loss) from discontinued operations, net of tax	—	0.02

Net loss	$(0.15)	$(0.11)

Weighted average common and equivalent shares outstanding:
Basic	85,691	83,035

Diluted	85,691	83,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(12,464)	$(9,454)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	608	1,048
Foreign currency translation adjustment	(2,962)	(907)

Comprehensive loss	$(14,818)	$(9,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(12,464)	$(9,454)
Adjustments:
Depreciation and amortization	45,453	42,030
Amortization of debt issuance costs and debt discount	30	30
(Gain) loss from discontinued operations, net of tax	228	(1,183)
Bad debt expense	528	750
Gain on sale of property, plant and equipment	(375)	(107)
Equity in income of non-consolidated affiliates, net of dividends received	7,675	(4,119)
Gain on derivative instruments	416	—
Provision for estimated cost of litigation settlement, in excess of cash paid	—	(60)
Gain on sale of non-consolidated affiliates	—	(300)
Restricted stock compensation expense	1,055	391
Pay-in-kind interest on long-term notes payable	5,526	4,965
Deferred income taxes	291	3,786
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(3,753)	(26,464)
Inventory	(13,510)	(12,844)
Costs and estimated earnings versus billings on uncompleted contracts	(7,429)	9,800
Accounts payable and other liabilities	(18,279)	(12,393)
Advance billings	3,972	(6,650)
Prepaid and other	(4,387)	6,080

Net cash provided by (used in) continuing operations	4,977	(5,742)
Net cash provided by (used in) discontinued operations	(113)	3,661

Net cash provided by (used in) operating activities	4,864	(2,081)

Cash flows from investing activities:
Capital expenditures	(26,222)	(16,921)
Proceeds from sale of property, plant and equipment	2,153	5,482
Proceeds from sale of non-consolidated affiliates	—	4,663

Net cash used in continuing operations	(24,069)	(6,776)
Net cash provided by discontinued operations	50	189

Net cash used in investing activities	(24,019)	(6,587)

Cash flows from financing activities:
Borrowings on revolving credit facilities	85,500	6,000
Repayments on revolving credit facilities	(8,500)	(27,000)
Payments for debt issue costs	—	(39)
Proceeds from warrant conversions and stock options exercised	548	5,552
Net repayments of other debt	(683)	(2,681)
Payments of 2000B equipment lease obligations	(57,589)	—

Net cash provided by (used in) continuing operations	19,276	(18,168)
Net cash used in discontinued operations	—	—

Net cash provided by (used in) financing activities	19,276	(18,168)

Effect of exchange rate changes on cash and equivalents	(610)	298

Net decrease in cash and cash equivalents	(489)	(26,538)
Cash and cash equivalents at beginning of period	38,076	56,619

Cash and cash equivalents at end of period	$37,587	$30,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hanover Compressor Company (“Hanover”, “we”, “us”, “our” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of Hanover for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. These interim results are not necessarily indicative of results for a full year.

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

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted loss per common share (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Weighted average common shares outstanding—used in basic loss per common share	85,691	83,035
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	**	**
On exercise of warrants	**	**
On conversion of convertible subordinated notes due 2029	**	**
On conversion of convertible senior notes due 2008	**	**
On conversion of convertible senior notes due 2014	**	**

Weighted average common shares and dilutive potential common shares— used in dilutive loss per common share	85,691	83,035

**	Excluded from diluted loss per common share as the effect would have been anti-dilutive.

The table below indicates the potential shares of common stock issuable which were excluded from net dilutive potential shares of common stock issuable as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	2,977	2,163
On exercise of options-exercise price greater than average market value at end of period	771	1,207
On exercise of warrants	4	4
On conversion of convertible subordinated notes due 2029	4,825	4,825
On conversion of convertible senior notes due 2008	4,370	4,370
On conversion of convertible senior notes due 2014	9,583	9,583

	22,530	22,152

Stock Options and Stock-Based Compensation

Certain of our employees participate in stock incentive plans that provide for the granting of options to purchase shares of Hanover common stock and grants of restricted stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation”, Hanover measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Except for shares that vest based on performance, we recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. For restricted shares that vest based on performance, we will record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest as well as changes in our stock price. The treasury stock received from forfeitures of restricted stock is recorded based on the value used to measure our compensation expense for such shares. The following pro forma net loss and loss per share data illustrates the effect on net loss and net loss per share if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Three Months Ended
	March 31,
	2005	2004
Net loss as reported	$(12,464)	$(9,454)
Add back: Restricted stock grant expense	1,055	391
Deduct: Stock-based employee compensation expense determined under the fair value method	(1,696)	(978)

Pro forma net loss	$(13,105)	$(10,041)

Loss per share:
Basic, as reported	$(0.15)	$(0.11)
Basic, pro forma	$(0.15)	$(0.12)
Diluted, as reported	$(0.15)	$(0.11)
Diluted, pro forma	$(0.15)	$(0.12)

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2005 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2. INVENTORY

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2005	2004
Parts and supplies	$136,207	$135,751
Work in progress	54,313	42,708
Finished goods	7,733	6,339

	$198,253	$184,798

As of March 31, 2005 and December 31, 2004 we had inventory reserves of approximately $12.5 million and $11.7 million, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Compression equipment, facilities and other rental assets	$2,378,207	$2,360,799
Land and buildings	88,895	89,573
Transportation and shop equipment	76,453	78,577
Other	51,899	51,054

	2,595,454	2,580,003
Accumulated depreciation	(740,994)	(703,655)

	$1,854,460	$1,876,348

4. DEBT

Short-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Belleli—factored receivables	$910	$1,011
Belleli—revolving credit facility	3,477	4,095

Short-term debt	$4,387	$5,106

Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 2.9% and 4.0% at March 31, 2005 and December 31, 2004, respectively. Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.5% and 4.0% at March 31, 2005 and December 31, 2004, respectively. These revolving credit facilities are callable during 2005.

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Bank credit facility due December 2006	$84,000	$7,000
4.75% convertible senior notes due 2008*	192,000	192,000
4.75% convertible senior notes due 2014*	143,750	143,750
8.625% senior notes due 2010**	200,000	200,000
9.0% senior notes due 2014**	200,000	200,000
2000B equipment lease notes, interest at 5.2%, due October 2005	—	55,861
2001A equipment lease notes, interest at 8.5%, due September 2008	300,000	300,000
2001B equipment lease notes, interest at 8.8%, due September 2011	250,000	250,000
Zero coupon subordinated notes, interest at 11.0%, due March 2007*	211,993	206,467
7.25% convertible subordinated notes due 2029*	86,250	86,250
Fair value adjustment — fixed to floating interest rate swaps	(10,381)	(5,996)
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	2,943	3,178

	1,660,555	1,638,510
Less—current maturities	(1,630)	(1,430)

Long-term debt	$1,658,925	$1,637,080

*	Securities issued by Hanover (parent company).

**	Securities issued by Hanover (parent company) and guaranteed by Hanover Compression Limited Partnership.

During February 2005, we repaid our 2000B compressor equipment lease obligations using borrowings from our bank credit facility.

As of March 31, 2005, we had $84.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under that facility bore interest at a weighted average rate of 5.6% and 5.2% at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, we also had approximately $108.9 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (c) $25 million of secured purchase money indebtedness. As of March 31, 2005, we had $84.0 million of borrowings and $108.9 million of outstanding letters of credit under our bank credit facility resulting in $157.1 million of additional capacity under such bank credit facility at March 31, 2005.

As of March 31, 2005, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under the indentures and agreements relating to certain of our other debt obligations would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Additionally, our bank credit facility requires that the minimum tangible net worth of our wholly-owned subsidiary, Hanover Compression Limited Partnership (“HCLP”), not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2005, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $59.6 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.

5. ACCOUNTING FOR DERIVATIVES

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

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be	Notional	Swap at
Floating Rate to be Paid	Maturity Date	Received	Amount	March 31, 2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(5,288)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(5,093)

As of March 31, 2005, a total of approximately $0.4 million in accrued liabilities, $10.0 million in long-term liabilities and a $10.4 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of March 31, 2005 we estimated that the effective rate for the six-month period ending in June 2005 would be approximately 8.4%.

During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
		Fixed Rate to be	Notional	Swap at
Lease	Maturity Date	Paid	Amount	March 31, 2005
March 2000	March 11, 2005	5.2550%	$100,000	$—
August 2000	March 11, 2005	5.2725%	$100,000	$—

These swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the quarters ended March 31, 2005 and 2004, we recorded a reduction to other comprehensive income of approximately $0.6 million and $1.6 million, respectively, related to these two swaps.

On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps that matured on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer met specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million was amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. During the three months ended March 31, 2005, $1.5 million was recorded in interest expense.

The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such financial institutions’ non-performance, if it occurred, could have a material adverse effect on us.

6. COMMITMENTS AND CONTINGENCIES

Hanover has issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum
		Potential
		Undiscounted
		Payments as of
	Term	March 31, 2005
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2005	$10,992
El Furrial (1)	2013	35,001
Other:
Performance guarantees through letters of credit (2)	2005-2007	95,977
Standby letters of credit	2005	16,458
Commercial letters of credit	2005-2006	1,428
Bid bonds and performance bonds (2)	2005-2009	107,141

		$266,997

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

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

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway (“Cawthorne Channel Project”) as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Gas and Refining Limited. (“Global”), a Nigerian company. We have substantially completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.

This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, as well as other risks normally associated with a major construction project, could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or adversely impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason, or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At March 31, 2005, we had an investment of approximately $64.6 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate investing approximately an additional $5 million in the Cawthorne Channel Project during 2005. In addition, we have approximately $4.2 million associated with advances to, and our investment in, Global.

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

7. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately

$17.1 million in sale leaseback obligations that, as of March 31, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2005, the yield rates on the outstanding equity certificates ranged from 10.6% to 11.0%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

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

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be changed to the first annual reporting period that begins after June 15, 2005. We are evaluating the pricing models and transition provisions of SFAS 123(R). The adoption of SFAS 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method for future periods after our adoption of SFAS 123(R).

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

8. REPORTABLE SEGMENTS

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

We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, interest, foreign currency translation, provision for cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other income” include equity in income of non-consolidated affiliates and corporate related items primarily related to cash management activities. Revenues include sales to external customers. Our chief executive officer does not review asset information by segment.

The following tables present sales and other financial information by industry segment for the three months ended March 31, 2005 and 2004.

	Segments
					Production
			Parts,	Compressor	and
			service	and	processing
	U.S.	International	and used	accessory	equipment	Other
	rentals	rentals	equipment	fabrication	fabrication	income	Total
	(in thousands)
March 31, 2005:
Revenues from external customers	$87,154	$53,915	$33,437	$32,524	$89,571	$5,025	$301,626
Gross profit	53,078	36,413	8,377	2,907	10,446	5,025	116,246
March 31, 2004:
Revenues from external customers	$86,592	$51,500	$44,382	$28,150	$53,429	$5,778	$269,831
Gross profit	51,053	36,727	11,413	2,237	5,733	5,778	112,941

9. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our U.S. rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our condensed consolidated statement of operations. Due to changes in market conditions, the disposal plan for a small piece of our original non-oilfield power generation business has not been completed as of March 31, 2005. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale. We have sold certain assets for total sales proceeds of $0.1 million, during the quarter ended March 31, 2005. The remaining assets are expected to be sold within the next three to six months and the assets and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.

Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenues and other:
U.S. rentals	$3	$5
International rentals	—	4,069
Parts, service and used equipment	—	3,472
Equity in income of non-consolidated affiliates	—	169
Other	—	(6)

	3	7,709

Expenses:
U.S. rentals	164	160
International rentals	—	2,353
Parts, service and used equipment	—	2,450
Compressor and accessory fabrication	—	3
Selling, general and administrative	104	485
Foreign currency translation	5	(429)
Depreciation and amortization	—	954
Other	1	36

	274	6,012

Income (loss) from discontinued operations before income taxes	(271)	1,697
Provision for income taxes	—	514

Income (loss) from discontinued operations	$(271)	$1,183

As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale.

Summary balance sheet data for assets held for sale as of March 31, 2005 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$2,455	$2,358	$—	$4,813
Property, plant and equipment	—	1,066	5,314	6,380

Assets held for sale	2,455	3,424	5,314	11,193
Current liabilities	—	439	—	439

Liabilities held for sale	—	439	—	439

Net assets held for sale	$2,455	$2,985	$5,314	$10,754

Summary balance sheet data for assets held for sale as of December 31, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$2,455	$2,714	$—	$5,169
Property, plant and equipment	—	1,077	5,314	6,391

Assets held for sale	2,455	3,791	5,314	11,560
Current liabilities	—	517	—	517

Liabilities held for sale	—	517	—	517

Net assets held for sale	$2,455	$3,274	$5,314	$11,043

10. INCOME TAXES

During the first quarter 2005, we recorded a net tax provision of $4.5 million compared to $7.1 million for the first quarter 2004. Our effective tax rate for the first quarter 2005 was (59)%, compared to (200)% for the first quarter 2004. The decrease in effective tax rate was primarily due to the U.S. income tax impact of foreign operations and the relative weight of foreign income to U.S. income.

As a result of operating losses, we were in a net deferred tax asset position for U.S. income tax purposes for the first time in 2003. Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2005, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe Hanover’s future plans, objectives or goals or future revenues or other future financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to implement certain business objectives, such as:

•	international expansion,

•	integrating acquired businesses,

•	generating sufficient cash,

•	accessing the capital markets,

•	refinancing existing or incurring additional indebtedness to fund our business, and

•	executing our exit and sale strategy with respect to assets classified on our balance sheet as held for sale;

•	risks associated with any significant failure or malfunction of our enterprise resource planning system;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.

Other factors in addition to those described in this Form 10-Q could also affect our actual results. You should carefully consider the risks and uncertainties described above and those described in Item 2 “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Financial Condition and Future Results,” of this Form 10-Q in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2004 and the reports we file from time to time with the SEC after the date of this Form 10-Q. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

GENERAL

Hanover Compressor Company, a Delaware corporation (“we”, “us”, “our”, “Hanover”, or the “Company”), together with its subsidiaries, is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas production, processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants and tank farms, primarily for use in Europe and the Middle East.

Substantially all of our assets and operations are owned or conducted by our wholly-owned subsidiary, Hanover Compression Limited Partnership (“HCLP”).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Overview

Our revenue and other income in the first quarter 2005 was $301.6 million compared to first quarter 2004 revenue and other income of $269.8 million. Net loss for the first quarter 2005 was $12.5 million, or $0.15 per share, compared with a net loss of $9.5 million, or $0.11 per share, in the first quarter 2004.

Total compression horsepower at March 31, 2005 was approximately 3,312,000, consisting of approximately 2,538,000 horsepower in the United States and approximately 774,000 horsepower internationally.

At March 31, 2005, Hanover’s total third-party fabrication backlog was approximately $270.5 million compared to approximately $290.9 million at December 31, 2004 and $221.3 million at March 31, 2004. The compressor and accessory fabrication backlog was approximately $63.9 million at March 31, 2005, compared to approximately $56.7 million at December 31, 2004, and $52.1 million at March 31, 2004. The backlog for production and processing equipment fabrication was approximately $206.6 million at March 31, 2005 compared to approximately $234.2 million at December 31, 2004, and $169.2 million at March 31, 2004.

Industry Conditions

The North American rig count increased by 8% to 1,726 at March 31, 2005 from 1,598 at March 31, 2004, and the twelve-month rolling average North American rig count increased by 9% to 1,597 at March 31, 2005 from 1,467 at March 31, 2004. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $6.28 per MMBtu at March 31, 2005 from $5.16 per MMBtu at March 31, 2004. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment by our customers, which we believe is primarily the result of the lack of a significant increase in U.S. natural gas production levels.

Tax Position

As a result of operating losses, we were in a net deferred tax asset position for U.S. income tax purposes for the first time in 2003. Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2005, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.

Summary of Business Segment Results

U.S. Rentals
(in thousands)

	Three Months Ended
	March 31,		Increase
	2005	2004	(Decrease)
Revenue	$87,154	$86,592	1%
Operating expense	34,076	35,539	(4)%

Gross profit	$53,078	$51,053	4%
Gross margin	61%	59%	2%

U.S. rental revenue increased during the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross margin for the quarter ended March 31, 2005 increased compared to the quarter ended March 31, 2004, primarily due to our efforts to reduce maintenance and repair expense.

International Rentals
(in thousands)

	Three Months Ended
	March 31,		Increase
	2005	2004	(Decrease)
Revenue	$53,915	$51,500	5%
Operating expense	17,502	14,773	18%

Gross profit	$36,413	$36,727	(1)%
Gross margin	68%	71%	(3)%

During the first quarter of 2005, international rental revenue increased, compared to the first quarter of 2004, primarily due to increased compression and processing plant rental activity in Brazil. Gross margin decreased primarily due to expected start-up costs incurred in the first quarter of 2005 related to two major projects in Nigeria.

Parts, Service and Used Equipment
(in thousands)

	Three Months Ended
	March 31,		Increase
	2005	2004	(Decrease)
Revenue	$33,437	$44,382	(25)%
Operating expense	25,060	32,969	(24)%

Gross profit	$8,377	$11,413	(27)%
Gross margin	25%	26%	(1)%

Parts, service and used equipment revenue, gross profit and gross margin for the quarter ended March 31, 2005 were lower than the quarter ended March 31, 2004 primarily due to lower installation sales that were partially offset by increased parts and service revenue and gross margin. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the quarter ended March 31, 2005, parts and service revenue was $31.2 million with a gross margin of 26%, compared to $25.2 million and 24%, respectively, for the quarter ended March 31, 2004. Used rental equipment and installation sales revenue for the quarter ended March 31, 2005 was $2.3 million with a gross margin of 7%, compared to $19.2 million with a 28% gross margin for the quarter ended March 31, 2004. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Three Months Ended
	March 31,		Increase
	2005	2004	(Decrease)
Revenue	$32,524	$28,150	16%
Operating expense	29,617	25,913	14%

Gross profit	$2,907	$2,237	30%
Gross margin	9%	8%	1%

For the quarter ended March 31, 2005, compression and accessory fabrication revenue, gross profit and gross margin increased primarily due to increased sales activity and business conditions. As of March 31, 2005, we had compression fabrication backlog of $63.9 million compared to $52.0 million at March 31, 2004.

Production and Processing Equipment Fabrication
(in thousands)

	Three Months Ended
	March 31,		Increase
	2005	2004	(Decrease)
Revenue	$89,571	$53,429	68%
Operating expense	79,125	47,696	66%

Gross profit	$10,446	$5,733	82%
Gross margin	12%	11%	1%

Production and processing equipment fabrication revenue for the quarter ended March 31, 2005 was greater than for the quarter ended March 31, 2004, primarily due to our increased focus on fabrication sales and an improvement in market conditions. We have focused on improving our sales success ratio on new bid opportunities, which has resulted in the 2005 improvement in our production and processing equipment backlog. As of March 31, 2005, we had a production and processing equipment fabrication backlog of $206.6 million compared to $169.2 million at March 31, 2004, including Belleli’s backlog of $133.3 million and $124.1 million at March 31, 2005 and 2004, respectively.

Expenses

Selling, general, and administrative expense (“SG&A”) for the first quarter 2005 was $42.2 million, compared to $40.4 million in the first quarter 2004. As a percentage of revenue, SG&A expense was 14% for the three months ended March 31, 2005 compared to 15% for the three months ended March 31, 2004. As a percentage of sales, SG&A expense decreased due to our efforts to manage SG&A costs.

Depreciation and amortization expense for the first quarter 2005 increased to $45.5 million, compared to $42.0 million for the same period a year ago. First quarter 2005 depreciation and amortization increased primarily due to net additions to property, plant and equipment placed in service since March 31, 2004.

The increase in our interest expense was primarily due to an increase in the overall effective interest rate on outstanding debt to 8.6% from 7.8% during the quarters ended March 31, 2005 and 2004, respectively.

Foreign currency translation for the first quarter 2005 was a loss of $0.3 million, compared to a gain of $1.1 million for the three months ended March 31, 2004. For the quarter ended March 31, 2005, foreign currency translation included $3.5 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt primarily for our subsidiary in Italy. These losses were offset by translation gains due to the remeasurement of our net liabilities as a result of the devaluation of the Venezuelan bolivar.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Argentina	$(396)	$221
Italy	3,195	(42)
Venezuela	(3,009)	(957)
All other countries	481	(295)

Exchange (gain) loss	$271	$(1,073)

At March 31, 2005 we had intercompany advances outstanding to our subsidiary in Italy of approximately $72.2 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $6.5 million.

Income Taxes

During the first quarter 2005, we recorded a net tax provision of $4.5 million compared to $7.1 million for the first quarter 2004. Our effective tax rate for the first quarter 2005 was (59)%, compared to (200)% for the first quarter 2004. The decrease in effective tax rate was primarily due to the U.S. income tax impact of foreign operations and the relative weight of foreign income to U.S. income.

As a result of operating losses, we were in a net deferred tax asset position for U.S. income tax purposes for the first time in 2003. Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2005, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.

Discontinued Operations

During the fourth quarter 2002, we reviewed our business lines and the board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income (loss) from discontinued operations decreased $1.5 million to a net loss of $0.3 million during the first quarter 2005, from income of $1.2 million during the first quarter 2004. The decrease in income (loss) from discontinued operations was primarily due to the sale of our Canadian rental fleet in the fourth quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balance was $37.6 million at March 31, 2005 compared to $38.1 million at December 31, 2004. Working capital increased to $339.1 million at March 31, 2005 from $303.1 million at December 31, 2004. The increase in working capital was primarily attributable to an increase in accounts receivable and inventory and a decrease in accrued liabilities.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flow, are summarized in the table below (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by (used in) continuing operations:
Operating activities	$4,977	$(5,742)
Investing activities	(24,069)	(6,776)
Financing activities	19,276	(18,168)
Effect of exchange rate changes on cash and cash equivalents	(610)	298
Net cash (used in) provided by discontinued operations	(63)	3,850

Net change in cash and cash equivalents	$(489)	$(26,538)

The increase in cash provided by operating activities for the first quarter 2005 as compared to the first quarter 2004 was primarily due to an increase in cash distributions received from non-consolidated affiliates.

The increase in cash used in investing activities during the first quarter 2005 as compared to the first quarter 2004 was primarily attributable to an increase in capital expenditures for the first quarter 2005. In addition, during the first quarter of 2004, we received $4.7 million in proceeds received from the sale of our interest in Hanover Measurement Services Company, LP.

The increase in cash provided by financing activities was primarily due to a net increase in borrowings from our bank credit facility partially offset by the repayment of our 2000B compression lease obligation in the first quarter 2005.

The decrease in cash provided by discontinued operations was principally related to operating activities related to the sale of our Canadian rental fleet which was discontinued and sold in November 2004.

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $125 million to $150 million on capital expenditures during 2005, including (1) rental equipment fleet additions and (2) approximately $40 million to $50 million on equipment maintenance capital. During February 2005, we repaid our 2000B compressor equipment lease obligations using borrowings from our bank credit facility. Subsequent to December 31, 2004, there have been no other significant changes to our obligations to make future payments under existing contracts.

We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of the our Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors. Our bank credit facility prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.

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

Our bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (5.6% weighted average interest rate at March 31, 2005). A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

As of March 31, 2005, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2005 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would trigger in some situations cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods.

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit (with letters of credit treated as indebtedness), plus, in addition to certain other indebtedness, an additional (1) $40 million in unsecured indebtedness, (2) $50 million of nonrecourse indebtedness of unqualified subsidiaries, and (3) $25 million of secured purchase money indebtedness. As of March 31, 2005, we had $84.0 million of borrowings and $108.9 million of outstanding letters of credit under our bank credit facility, resulting in $157.1 million of additional capacity under such bank credit facility at March 31, 2005.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9.0% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or our “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010 and our

9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2005, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $59.6 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.

As of March 31, 2005, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

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

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	March 31, 2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(5,288)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(5,093)

As of March 31, 2005, a total of approximately $0.4 million in accrued liabilities, $10.0 million in long-term liabilities and a $10.4 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of March 31, 2005 we estimated that the effective rate for the six-month period ending in June 2005 would be approximately 8.4%.

During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	March 31, 2005
March 2000	March 11, 2005	5.2550%	$100,000	$—
August 2000	March 11, 2005	5.2725%	$100,000	$—

These swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the quarters ended March 31, 2005 and 2004, we recorded a reduction to other comprehensive income of approximately $0.6 million and $1.6 million, respectively, related to these two swaps.

On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps that matured on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer met specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million was amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. During the three months ended March 31, 2005, $1.5 million was recorded in interest expense.

The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such financial institutions’ non-performance, if it occurred, could have a material adverse effect on us.

International Operations. We have significant operations that expose us to currency risk in Argentina and Venezuela. As a result, adverse political conditions and fluctuations in currency exchange rates could materially and adversely affect our business. To mitigate that risk, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in their value. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods.

For the three months ended March 31, 2005, our Argentine operations represented approximately 5% of our revenue and 9% of our gross profit. For the three months ended March 31, 2005, our Venezuelan operations represented approximately 9% of our revenue and 17% of our gross profit. At March 31, 2005, we had approximately $17.4 million and $27.0 million in accounts receivable related to our Argentine and Venezuelan operations.

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

Foreign currency translation for the first quarter 2005 was a loss of $0.3 million, compared to a gain of $1.1 million for the three months ended March 31, 2004. For the quarter ended March 31, 2005, foreign currency translation included $3.5 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt primarily for our subsidiary in Italy. These losses were offset by translation gains due to the remeasurement of our net liabilities as a result of the devaluation of the Venezuelan bolivar.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Argentina	$(396)	$221
Italy	3,195	(42)
Venezuela	(3,009)	(957)
All other countries	481	(295)

Exchange (gain) loss	$271	$(1,073)

At March 31, 2005 we had intercompany advances outstanding to our subsidiary in Italy of approximately $72.2 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $6.5 million.

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway (“Cawthorne Channel Project”) as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Gas and Refining Limited. (“Global”), a Nigerian company. We have substantially completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.

This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, as well as other risks normally associated with a major construction project, could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or adversely impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason, or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At March 31, 2005, we had an investment of approximately $64.6 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate investing approximately an additional $5 million in the Cawthorne Channel Project during 2005. In addition, we have approximately $4.2 million associated with advances to, and our investment in, Global.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $17.1 million in sale leaseback obligations that, as of March 31, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2005, the yield rates on the outstanding equity certificates ranged from 10.6% to 11.0%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

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

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be changed to the first annual reporting period that begins after June 15, 2005. We are evaluating the pricing models and transition provisions of SFAS 123(R). The adoption of SFAS 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method for future periods after our adoption of SFAS 123(R).

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

Hanover and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At March 31, 2005, the fair market value of our interest rate swaps, excluding the portion attributable to and included in accrued interest, was a net liability of approximately $10.4 million, of which $0.4 million was recorded in accrued liabilities and $10.0 million was recorded in other long-term liabilities.

At March 31, 2005, we were a party to two interest rate swaps to convert fixed rate debt to floating rate debt as follows (dollars in thousands):

				Fair Value of
		Fixed Rate		Swap at
		to be	Notional	December 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(5,288)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(5,093)

At March 31, 2005, due to these two swaps, we were exposed to variable interest rates, which fluctuate with market interest rates, on $200.0 million in notional debt. Assuming a hypothetical 10% increase in the variable rates from those in effect at March 31, 2005, the increase in our annual interest expense with respect to such swaps would be approximately $1.7 million.

We are also exposed to interest rate risk on borrowings under our floating rate bank credit facility. At March 31, 2005, $84.0 million was outstanding bearing interest at a weighted average effective rate of 5.6% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at March 31, 2005, the increase in annual interest expense for advances under this facility would be approximately $0.5 million.

During 2004 we granted approximately 517,000 of shares of restricted stock that vest in July 2007, subject to the achievement of certain pre-determined performance based criteria. For restricted shares that vest based on performance, we record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest as well as changes in our stock price. At March 31, 2005, approximately 417,000 shares that vest based on performance were outstanding. A 10% increase or decrease in our stock price, from the March 31, 2005 closing price of $12.07, would increase or decrease our compensation expense for these shares by approximately $0.5 million.

We have significant operations that expose us to currency risk in Argentina and Venezuela. As a result, adverse political conditions and fluctuations in currency exchange rates could materially and adversely affect our business. To mitigate that risk, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the their value. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods.

For the quarter ended March 31, 2005, our Argentine operations represented approximately 5% of our revenue and 9% of our gross profit. For the quarter ended March 31, 2005, our Venezuelan operations represented approximately 9% of our revenue and 17% of our gross profit. At March 31, 2005, we had approximately $17.4 million and $27.0 million in accounts receivable related to our Argentine and Venezuelan operations.

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

Foreign currency translation for the first quarter 2005 was a loss of $0.3 million, compared to a gain of $1.1 million for the three months ended March 31, 2004. For the quarter ended March 31, 2005, foreign currency translation included $3.5 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt primarily for our subsidiary in Italy. These losses were offset by translation gains due to the remeasurement of our net liabilities as a result of the devaluation of the Venezuelan bolivar.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Argentina	$(396)	$221
Italy	3,195	(42)
Venezuela	(3,009)	(957)
All other countries	481	(295)

Exchange (gain) loss	$271	$(1,073)

At March 31, 2005 we had intercompany advances outstanding to our subsidiary in Italy of approximately $72.2 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $6.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005. Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to assure that the required information has been properly recorded, processed, summarized and reported and to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business we are involved in various pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 5. OTHER INFORMATION

Mr. Norman A. “Norrie” Mckay has been appointed as the Company’s Vice President, Eastern Hemisphere, based in Milan, Italy. Mr. Mckay is 45 years old and will begin employment with the Company on or about May 16, 2005. Prior to Mr. Mckay’s appointment as an officer of Hanover, he was employed by Schlumberger for over 23 years and held various positions with increasing management responsibility. Mr. Mckay’s most recent appointment with Schlumberger was as its Global Account Director, Oilfield Services.

Mr. Mckay’s employment letter provides that he will receive a base salary of US$275,000 and will be eligible for a bonus award of up to 50% of his annual base salary based upon Company performance and personal performance compared with agreed upon objectives as well as subjective measures. Mr. Mckay is entitled to receive a signing bonus of $50,000 payable within 30 days of the commencement of his employment with Hanover. Mr. Mckay will also receive an international benefits package covering certain housing, schooling, auto, travel, medical and other benefits. Mr. Mckay will be considered for a restricted stock award of 10,000 shares of Hanover common stock at the Company’s next Board of Directors meeting on May 19, 2005.

ITEM 6: EXHIBITS

(a) Exhibits

10.1	Employment Letter with Norrie Mckay effective as of April 15, 2005.* ††

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

††	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

Date: May 4, 2005

By:	/s/ JOHN E. JACKSON

John E. Jackson
President and Chief Executive Officer

Date: May 4, 2005

By:	/s/ LEE E. BECKELMAN

Lee E. Beckelman
Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Letter with Norrie Mckay effective as of April 15, 2005.* ††

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

††	Management contract or compensatory plan or arrangement.