Form 10-K
period 2005-12-31
HANOVER COMPRESSOR CO /
filed 2006-03-01
CIK 909413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

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
Title of class:     None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock of the registrant held by non-affiliates as of June 30, 2005 was $636,366,000. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes. With respect to persons holding more that 5% of our outstanding voting shares and common stock, we have relied upon statements filed by such persons on or prior to June 30, 2005 pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.
      Number of shares of the Common Stock of the registrant outstanding as of February 27, 2006: 102,140,620 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held in 2006, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference into Part III.

HANOVER COMPRESSOR COMPANY

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to implement certain business objectives, such as:

•	international expansion including our ability to timely and cost-effectively execute projects in new international operating environments,

•	integrating acquired businesses,

•	generating sufficient cash,

•	accessing the capital markets, and

•	refinancing existing or incurring additional indebtedness to fund our business;

•	risks associated with any significant failure or malfunction of our enterprise resource planning system;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.
      Other factors in addition to those described in this Form 10-K could also affect our actual results. You should carefully consider the risks and uncertainties described above and those discussed in Item 1 “Business” and in Item 1A “Risk Factors” of this Form 10-K in evaluating our forward-looking statements.
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
General
      Hanover Compressor Company, together with its subsidiaries (“we”, “us”, “our”, “Hanover”, or the “Company”), is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas production, processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms, primarily for use in Europe and the Middle East.
      Substantially all of our assets are owned and our operations are conducted by our wholly-owned subsidiary, Hanover Compression Limited Partnership (“HCLP”).
      We are a major provider of rental natural gas compression equipment and services in the United States with 5,734 of our rental units in the United States having an aggregate capacity of approximately 2,438,000 horsepower at December 31, 2005. In addition, we operate 789 of our units internationally with an aggregate capacity of approximately 882,000 horsepower at December 31, 2005. As of December 31, 2005, approximately 73% of our natural gas compression horsepower was located in the United States and approximately 27% was located elsewhere, primarily in Latin America.
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
Industry trends
      We compete in the market for transportable natural gas compression units of up to 4,735 horsepower. The rental segment of that market has experienced significant growth over the past decade due to, among other things, a trend toward the outsourcing of compression needs, the improved productivity on compressors leased from specialists such as Hanover and an increase in demand for energy. We believe that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer’s investment in equipment and enabling the customer to more efficiently resize their compression capabilities to meet changing reservoir conditions. In addition, we believe that outsourcing typically provides the customer with more timely and technically proficient service and maintenance, which often reduces operating costs. Nevertheless, a significant percentage of installed gas compression equipment continues to be purchased by the customer, rather than rented. Despite a deterioration of market conditions in 2002 and 2003, we believe the U.S. and international market conditions for both the purchase and rental of natural gas compression equipment have recently improved due to (1) an increase in natural gas prices, (2) the increased demand for natural gas,

(3) the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, (4) the discovery of new reserves and (5) the continuing interest in outsourcing compression by independent producers. However, because the majority of oil and gas reserves are located outside of the United States, we believe that international markets will be a primary source of our growth opportunities in the gas compression market in the years to come.
      We believe growth opportunities for our products exist due to (1) increased worldwide energy consumption, (2) implementation of international environmental and conservation laws prohibiting the flaring of natural gas, which increases the need for gathering systems, (3) outsourcing by energy producers and processors, (4) the environmental soundness, economy and availability of natural gas as an alternative energy source, (5) continued aging of the worldwide natural gas reserve base and the attendant decline of wellhead pressures and (6) increased use of our products for reinjection in oilfield maintenance and the stripping of natural gas liquids from production streams. The rental compression business is capital intensive, and our ability to take advantage of these growth opportunities may be limited by our ability to raise capital to fund our expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K and “Risk Factors” in Item 1A of this Form 10-K.
Notable Events in 2005
      During November 2005, we entered into a new $450 million revolving credit facility with a maturity date in November 2010.
      During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using proceeds from the August 2005 public offering of our common stock described below. In connection with the redemption and repayment, the Company expensed $7.3 million related to the call premium and $2.5 million related to unamortized debt issuance costs. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs and the $2.5 million related to unamortized debt issuance costs have been classified as depreciation and amortization expense on the accompanying Consolidated Statements of Operations in Item 15 of this Form 10-K.
      On August 15, 2005, the Company completed a public offering of 13,154,385 shares of common stock that resulted in approximately $179.1 million of net proceeds for Hanover. Of the 13,154,385 shares of common stock sold by Hanover, 1,715,789 shares of common stock were sold pursuant to the underwriters’ over-allotment option.
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
      Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a “skid.” A fabricator typically purchases the various compressor components from third-party manufacturers, but employs its own engineers and labor force.
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

      Wellhead or upstream production and processing equipment includes a wide and diverse range of products. We sell “standard” production and processing equipment primarily into U.S. markets, which is used for processing wellhead production from onshore or shallow-water offshore platform production. In addition, we sell custom-engineered, built-to-specification production and processing equipment, which typically consists of much larger equipment packages than standard equipment, and is generally used in much larger scale production operations. These large projects tend to be in remote areas, such as deepwater offshore sites and in developing countries with limited oil and gas industry infrastructure.
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
      In addition, through our ownership of Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms, primarily for use in Europe and the Middle East.
Market Conditions
      We believe that the most fundamental force driving the demand for gas compression and production and processing equipment is the growing global consumption of natural gas and its byproducts. As more gas is consumed, the demand for compression and production and processing equipment increases. In addition, we expect the demand for liquefied natural gas, compressed natural gas and liquefied petroleum gas to continue to increase and result in additional demand for our compression and production and processing equipment and related services.
      Although natural gas has historically been a more significant source of energy in the United States than in the rest of the world, we believe that aggregate international natural gas consumption has grown recently. Despite this growth in energy demand, most international energy markets have historically lacked the infrastructure necessary to transport natural gas to local markets and natural gas historically has been flared at the wellhead. Given recent environmental legislation prohibiting such flaring and the construction of numerous natural gas-fueled power plants built to meet international energy demand, we believe that international compression markets are experiencing growth.
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
Business Segments
      Our revenues and income are derived from six business segments:

•	U.S. rentals. Our U.S. rental segment primarily provides natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover-owned assets located within the United States.

•	International rentals. Our international rentals segment provides substantially the same services as our U.S. rental segment except it services locations outside the United States.

•	Compressor and accessory fabrication. Our compressor and accessory fabrication segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications.

•	Production and processing — surface equipment fabrication. Our production and processing — surface equipment fabrication segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas.

•	Production and processing — Belleli. Our production and processing — Belleli segment provides engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms.

•	Parts, service and used equipment. Our parts, service and used equipment segment provides a full range of services to support the surface production needs of customers, from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment.
      The U.S. and international compression rentals segments have operations primarily in the United States and Latin America. For financial data relating to our business segments and financial data relating to the amount or percentage of revenue contributed by any class of similar products or services which accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and Note 24 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Compression Rentals, Maintenance Services and Compressor and Accessory Fabrication
      We provide our customers with a full range of compressor and associated equipment sales, rental, maintenance and contract compression services. As of December 31, 2005, our compressor fleet consisted of 6,523 units, ranging from 8 to 4,735 horsepower per unit. The size, type and geographic diversity of this rental fleet enable us to provide our customers with a range of compression units that can serve a wide variety of applications and to select the correct equipment for the job, rather than trying to “fit” the job to our fleet of equipment.
      We base our gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of the contract, market conditions and the inclusion of any other desired services, such as installation, transportation and the degree of daily operation. Since early 2003, we have selectively introduced price increases for our U.S. compression rental business. Such price increases, along with an improvement in market conditions, resulted in a 3% increase in revenue from our U.S. rental business in the year ended December 31, 2005 as compared to the year ended December 31, 2004. Substantially all of our units are operated pursuant to “contract compression” or “rental with full maintenance” agreements under which we perform all maintenance and repairs on such units while under contract. In the U.S. onshore market, compression rental fleet units are generally leased under contract with minimum terms of six months to two years, which convert to month-to-month at the end of the stipulated minimum period. Historically, the majority of our customers have extended the length of their contracts, on a month-to-month basis, well beyond the initial term. Typically, our compression rental units used in offshore and international applications carry substantially longer lease terms than those for onshore U.S. applications.
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
      Our compressor and accessory fabrication operations design, engineer and assemble compression units and accessories for sale to third parties as well as for placement in our compressor rental fleet. As of December 31, 2005, we had a compressor unit fabrication backlog for sale to third parties of $85.4 million compared to $56.7 million at December 31, 2004. Substantially all of our compressor and accessory fabrication backlog is expected to be produced within a twelve-month period. In general, units to be sold to third parties are assembled according to each customer’s specifications and sold on a turnkey basis. We acquire major components for these compressor units from third-party suppliers.

Compressor Rental Fleet
      The size and horsepower of our compressor rental fleet owned or operated under lease on December 31, 2005 is summarized in the following table.

		Aggregate
	Number	Horsepower	% of
Range of Horsepower Per Unit	of Units	(In thousands)	Horsepower

Up to 100	1,840	123	4%
101-200	1,385	210	6%
201-500	1,132	369	11%
501-800	562	358	11%
801-1,100	480	482	15%
1,101-1,500	876	1,201	36%
1,501-2,500	169	309	9%
2,501-4,735	79	268	8%

Total	6,523	3,320	100%

Production and Processing Equipment Fabrication and Rental
      We design, engineer, fabricate, sell and rent a broad range of oil and gas production and processing equipment designed to heat, separate and dehydrate crude oil and natural gas. Our product line includes line heaters, oil and gas separators, glycol dehydration units and skid-mounted production packages designed for both onshore and offshore production facilities. Through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms, primarily for use in Europe and the Middle East. In addition, we purchase and recondition used production and processing equipment that is then sold or rented and generally maintain standard product inventories to meet most customers’ rapid response requirements and minimize customer downtime. As of December 31, 2005, we had a production and processing equipment fabrication backlog of $287.7 million compared to $234.2 million at December 31, 2004. Typically, we expect our production and processing equipment backlog to be produced within a three to thirty-six month period. At December 31, 2005, approximately $28.3 million of future revenue related to our production and processing equipment backlog was expected to be recognized after December 31, 2006.

Parts, Service and Used Equipment
      We often provide contract operations and related services for customers that prefer to own their production, gas treating and oilfield power generation or compression equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression rental, production processing equipment and oilfield power generation equipment and facilities. As customers look to us to provide an ever-widening array of outsourced services, we will continue to build our core business with emerging business opportunities, such as turnkey gas treatment, installation services and oilfield-related power generation sales and services. In addition, we purchase and recondition used gas compression units, oilfield power generation and treating facilities and production and processing equipment that is then sold or rented to customers. We maintain parts inventories for our own use and to meet our customers’ needs. As of December 31, 2005, we had approximately $135.3 million in parts and supplies inventories.

Sources and Availability of Raw Materials
      Our fabrication operations consist of fabricating compressor and production and processing equipment from components and subassemblies, most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. In addition, we fabricate heavy wall reactors for refineries and other vessels used in production, processing and treating of crude oil and natural gas. Steel is a commodity which can have wide price fluctuations and represents a significant portion of the raw materials for these products. Increases in raw material costs cannot always be offset by increases in our products’ sales prices. We believe that all materials and components are available from multiple suppliers at competitive prices. Due to the recent increased demand for compression equipment, however, we have experienced longer lead times for components from our suppliers and have increased the amount of our purchases made in anticipation of future orders.

Market and Customers
      Our global customer base consists primarily of U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, national oil and gas companies, large and small independent producers and natural gas processors, gatherers and pipelines. Additionally, we have negotiated strategic alliances or preferred vendor relationships with key customers pursuant to which we receive preferential consideration in customer compressor and oil and gas production and processing equipment procurement decisions in exchange for providing enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of our consolidated revenues during 2005, 2004 or 2003.
      Our rental and sales activities are conducted throughout the continental United States, internationally and in offshore operations. International locations include Argentina, Canada, Italy, United Arab Emirates (“UAE”), Equatorial Guinea, India, Venezuela, Colombia, Trinidad, Bolivia, Brazil, Mexico, Peru, Pakistan, Oman, Indonesia, Nigeria, Saudi Arabia, United Kingdom, China and Russia. We have fabrication facilities in the United States, Canada, Italy, UAE and the United Kingdom. In addition, we have representative offices in the Netherlands and the Cayman Islands. As of December 31, 2005, equipment representing approximately 27% of our aggregate compressor rental fleet horsepower was being used in international applications.

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
      Upon receipt of a request for proposal or bid by a customer, we analyze the application and prepare a quotation, including selection of the equipment, pricing and delivery date. The quotation is then delivered to the customer and, if we are selected as the vendor, final terms are agreed upon and a contract or purchase order is executed. Our engineering and operations personnel also often provide assistance on complex compressor applications, field operations issues or equipment modifications.

Competition
      We are a major provider of rental natural gas compression equipment and services in the United States. However, the natural gas compression services and fabrication business is highly competitive. Overall, we experience considerable competition from companies who may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies.

      Because our rental business is capital intensive, our ability to take advantage of growth opportunities is limited by our ability to raise capital. To the extent that any of our competitors have a lower cost of capital or have greater access to capital than we do, they may be able to compete more effectively, which may allow them to more readily take advantage of available opportunities.
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

International Operations
      We operate in many geographic markets outside the United States. At December 31, 2005, of the approximately 882,000 horsepower of compression we had deployed internationally, approximately 92% was located in Latin America (primarily in Venezuela, Argentina, Mexico and Brazil). Changes in local economic or political conditions, particularly in Venezuela, Argentina and other parts of Latin America and Nigeria, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers which may restrict our ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to our operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries;

•	the burden of complying with the various laws and regulations in the countries in which we operate; and

•	fluctuations in currency exchange rates and the value of the U.S. dollar, particularly with respect to our operations in Argentina, Venezuela and Europe.

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
      We are involved in a project called the Cawthorne Channel Project in which we operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Group (“Shell”) and Global Gas and Refining Ltd., a Nigerian entity, (“Global”). We have completed the building of the required barge-mounted facilities and the project was declared commercial on November 15, 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the overall project.
      Recently, violence and local unrest have significantly increased in Nigeria. We were notified on February 24, 2006 that as a result of the recent events, Global declared Force Majeure with respect to the Cawthorne Channel Project. We have notified Global that we dispute their declaration of Force Majeure and that we believe it does not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to Hanover under the contract. In light of this notification by Global, as well as the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will comply with its obligations under these contracts.
      This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in violence and local unrest could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At December 31, 2005, we had an investment of approximately $70.9 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project (including $13.3 million in advances to and receivables from Global).
      For financial data relating to our geographic concentrations, see Note 24 to the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K.

Government Regulation
      We are subject to various federal, state, local and international laws and regulations relating to occupational health and safety and the environment including regulations and permitting for air emissions, wastewater and storm water discharges and waste handling and disposal activities. From time to time as part of the regular overall evaluation of our operations, including newly acquired operations, we apply for or amend facility permits with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks, or pipelines and other regulated units, all of which may impose additional regulatory compliance and permitting obligations. Failure to comply with these occupational health and safety and environmental laws and regulations or associated permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions as to future compliance. Moreover, as with any owner or operator of real property, we are subject to clean-up costs and liability for regulated substances or any other toxic or hazardous wastes that may exist on or have been released under any of our properties.
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
      We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted to us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At one of our owned sites, we are currently working with the prior owner who has undertaken the full legal obligations to monitor and/or clean-up contamination at such sites that occurred prior to our acquisition of them. We are not currently under any order requiring that we undertake or pay for any clean-up activities, nor are we aware of any current environmental claims by governmental bodies or private parties against us demanding remedial action or alleging that we are liable for remedial costs already incurred. However, we cannot provide any assurance that we will not receive any such claims in the future.
      The Federal Water Pollution Control Act of 1972, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency or the state. The Environmental Protection Agency also has adopted regulations requiring covered industrial operators to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.
      The Clean Air Act restricts the emission of air pollutants from many sources, including compressors and operational support facilities. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance with newly enacted legislation as it emerges. In addition, certain states have or are considering, and the federal government has recently passed, more stringent air emission controls on off-road engines.
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
Executive Officers of the Registrant
      The following sets forth, as of February 28, 2006, the name, age and prior business experience of each of our executive officers:

Name	Age	Position

John E. Jackson	47	President and Chief Executive Officer; Director
Brian A. Matusek	46	Senior Vice President — U.S. and Global Services
Gary M. Wilson	49	Senior Vice President, General Counsel and Secretary
Lee E. Beckelman	40	Vice President and Chief Financial Officer
Norman A. McKay	45	Vice President — Eastern Hemisphere
Anita H. Colglazier	50	Vice President — Controller
Peter G. Schreck	41	Vice President — Treasury and Planning
Stephen P. York	49	Vice President — Investor Relations and Technology
Steve W. Muck	53	Vice President — Latin America

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
      Brian A. Matusek was appointed Senior Vice President — U.S. and Global Services in April 2005. Mr. Matusek joined Hanover in September 2003 and had previously served as Vice President of Marketing, Product Development & Domestic Sales and Vice President of Marketing and Strategic Development. Prior to joining Hanover, Mr. Matusek served in various senior managerial roles with Schlumberger from 1998 through 2003, including leadership roles in Schlumberger’s compression systems and artificial lift product lines. Before joining Schlumberger as part of its purchase of Camco International, Inc., Mr. Matusek served as Vice President — International Business of Camco. Prior to Camco’s 1997 purchase of Production Operators, Inc. (POI), Mr. Matusek was employed by POI for over 16 years in various management positions, including Vice President — International Operations.
      Gary M. Wilson was appointed Senior Vice President, General Counsel and Secretary in May 2004. Since 1985, Mr. Wilson served with Schlumberger Limited in various positions of increasing responsibility, including Deputy General Counsel of Schlumberger Oilfield Services. Most recently, Mr. Wilson acted as General Counsel of WesternGeco, a joint venture between Schlumberger and Baker Hughes Inc., a position he held since 2000. Mr. Wilson began his career in 1981 with the law firm of Richards Butler, based in Abu Dhabi and London. During his career, Mr. Wilson has been based in Houston as well as a number of international locations, including Abu Dhabi, Dubai, Jakarta, London, Paris and Singapore.
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
      Norman A. “Norrie” Mckay was appointed Vice President — Eastern Hemisphere in May 2005 and is based in Dubai. From 1981 to May 2005, Mr. Mckay served in a variety of engineering and management positions of increasing responsibility with Schlumberger Ltd. and its affiliates. During his career, Mr. Mckay has been based in Houston as well as a number of international locations, including Bolivia, Italy, Libya, France, Mexico, Venezuela, UK and Dubai. Immediately prior to joining Hanover, Mr. Mckay held the position of Global Account Director of Schlumberger Oilfield Services, based in Milan, Italy.
      Anita H. Colglazier was appointed Vice President — Controller on March 9, 2005. Ms. Colglazier joined Hanover in 2002 and served as Director, Financial Reporting and Policy until her recent appointment. Prior to joining Hanover, Ms. Colglazier held various management and accounting positions during her 18 years with Union Pacific Resources Company (“UPRC”), including Assistant Controller. Anadarko Petroleum acquired UPRC in July 2000. After the acquisition through her departure in 2002, Ms. Colglazier worked as an accounting manager supporting the transition and integration of UPRC into Anadarko. Prior to joining UPRC, Ms. Colglazier was an auditor with Deloitte, Haskins & Sells.

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
      Stephen P. York was appointed Vice President — Investor Relations and Technology on March 9, 2005. Mr. York joined Hanover in April 2002 and served as Vice President and Corporate Controller until his recent appointment. Prior to joining Hanover, Mr. York served as Director, Payroll Production of Exult, Inc., in Charlotte, NC. From 1981 to 2000, Mr. York held various management positions of increasing responsibility with Bank of America Corporation, including Vice President — Audit Director and Senior Vice President of — Personnel Operations, Controller/ Mortgage Accounting, and Corporate Accounts Payable/ Fixed Assets. Mr. York was a senior accountant with KPMG Peat Marwick from 1979 to 1981.
      Steve W. Muck has served as Vice President — Latin America since May 2005. Mr. Muck joined Hanover in 2000 as Vice President — International Operations. From 1997 to 2000, Mr. Muck served as Vice President of Worldwide Operations of Dresser-Rand Compressor Services. In addition, Mr. Muck held positions in sales, marketing and operations with Dresser-Rand and its predecessor, Ingersoll Rand, from 1975 to 1997.
Employees
      As of December 31, 2005, we had approximately 6,250 employees, approximately 300 of whom are represented by a labor union. Additionally, we had approximately 400 contract personnel. We believe that our relations with our employees and contract personnel are satisfactory.
Electronic Information
      We maintain a website which can be found at http://www.hanover-co.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and the amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available on our website as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission. Also, such information is readily available at the website of the Securities and Exchange Commission, which can be found at http://www.sec.gov.
      A paper copy of any of the above-described filings is also available free of charge from the Company upon request by contacting Hanover Compressor Company, 12001 North Houston Rosslyn Road, Houston, Texas 77086, Attention: Corporate Secretary (281) 405-5175. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. You can obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Our SEC filings are also available at the offices of the New York Stock Exchange, Inc., 11 Wall Street, New York, New York 10005.
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
Item 1A.     Risk Factors

We have a substantial amount of debt, including our compression equipment lease obligations, that could limit our ability to fund future growth and operations and increase our exposure during adverse economic conditions.
      At December 31, 2005, we had approximately $1,478.9 million of debt, including approximately $48.0 million in borrowings and excluding outstanding letters of credit of approximately $118.6 million under our bank credit facility. Additional borrowings of up to $283.4 million were available under that facility as of December 31, 2005.
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
      For the year ended December 31, 2005, we incurred interest expense of $136.9 million related to our debt, including our compression equipment lease obligations.
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
      As of February 24, 2006, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard &
	Moody’s	Poor’s

Outlook	Stable	Stable
Senior implied rating	B1	BB-
Liquidity Rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	B-

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust that we sponsored. Prior to adoption of FIN 46 in 2003, these securities were reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a variable interest entity (“VIE”) under FIN 46. As such, the Mandatorily Redeemable Convertible Preferred Securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These notes have previously been eliminated in our consolidated financial statements. The changes related to our Mandatorily Redeemable Convertible Preferred Securities for our balance sheet are reclassifications and had no impact on our consolidated results of operations or cash flow.
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
      We experienced rapid growth from 1998 through 2001, primarily as a result of acquisitions, particularly during 2000 and 2001, during which period our total assets increased from approximately $753 million as of December 31, 1999 to approximately $2.3 billion as of December 31, 2001. Our growth exceeded our infrastructure capabilities and strained our internal control environment. During 2002, we announced a series of restatements of transactions that occurred in 1999, 2000 and 2001. In November 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements. In addition, during 2002, Hanover and certain of its officers and directors were named as defendants in a consolidated action in federal court that included a putative securities class action, a putative class action arising under the Employee Retirement Income Security Act and shareholder derivative actions. The litigation related principally to the matters involved in the transactions underlying the restatements of our financial statements. Both the SEC investigation and the litigation were settled in 2003.
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
      We contracted with Oracle Corporation to assist us with the design and implementation of an enterprise resource planning system that supports our human resources, accounting, estimating, financial, fleet and job management and customer systems. We have substantially completed implementation of this system. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our enterprise resource planning system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.

We require a substantial amount of capital to expand our compressor rental fleet and our complementary businesses.
      We invested $155.1 million in property, plant and equipment during the year ended December 31, 2005, primarily for maintenance capital and international rental projects. Historically, we have funded our capital expenditures through internally generated funds, sale and leaseback transactions and debt and equity financing. While we believe that cash flow from our operations and borrowings under our existing $450 million bank credit facility will provide us with sufficient cash to fund our planned 2006 capital expenditures, we cannot assure you that these sources will be sufficient. At December 31, 2005, we had $48.0 million in outstanding borrowings and $118.6 million in letters of credit outstanding under our bank credit facility. Additional borrowings of up to $283.4 million were available under that facility at December 31, 2005. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Our ability to substitute compression equipment under our compression equipment leases is limited and there are risks associated with reaching that limit prior to the expiration of the lease term.
      As of December 31, 2005, we were the lessee in two transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. We generally substitute equipment when one of our lease customers exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purpose entities becomes obsolete or is selected by us for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to, among other restrictions, a percentage of the termination value under each lease. The termination value is equal to (1) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (2) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity or to the holders of the notes issued by the special purpose entity or their agents. In the following table, termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by our compression equipment operating leases. The aggregate amount of replacement equipment substituted (in dollars and percentage of termination value), the termination value and the substitution percentage limitation relating to each of our compression equipment operating leases as of December 31, 2005 are as follows:

				Substitution
				Limitation as
	Value of	Percentage of		Percentage of
	Substituted	Termination	Termination	Termination	Lease Termination
Lease	Equipment	Value(1)	Value(1)	Value	Date

			(dollars in
			millions)
2001A compression equipment lease	$19.4	14.2%	$137.1	25%	September 2008
2001B compression equipment lease	45.4	17.6%	257.7	25%	September 2011

Total	$64.8		$394.8

(1)	Termination value assumes all accrued rents paid before termination.
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
      Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. In recent years, oil and gas prices and the level of drilling and exploration activity have been volatile. For example, oil and gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. As a result, the demand for our gas compression and oil and gas production and processing equipment would be adversely affected. Any future significant, prolonged decline in oil and gas prices could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.
      Erosion of the financial condition of our customers can also adversely affect our business. During times when the oil or natural gas market weakens, the likelihood of the erosion of the financial condition of these customers increases. If and to the extent the financial condition of our customers declines, our customers could seek to preserve capital by canceling or delaying scheduled maintenance of their existing gas compression and oil and gas production and processing equipment or determining not to purchase new gas compression and oil and gas production and processing equipment. In addition, upon the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable.

There are many risks associated with conducting operations in international markets.
      We operate in many geographic markets outside the United States. Changes in local economic or political conditions, particularly in Latin America and Nigeria, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers that may restrict our ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to our operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries; and

•	the burden of complying with the various laws and regulations in the countries in which we operate.
      We have substantial operations in Argentina and Venezuela. As a result, adverse political conditions in Argentina and Venezuela could materially and adversely affect our business.
      As a result of continued pressure by Argentina’s unions for increased compensation for workers, and related civil unrest, we have experienced an increase in operating costs in Argentina. In the past, we have been able to successfully renegotiate some of our contracts to recover a portion of cost increases. While we hope to recover cost increases that we incur, we can provide no assurance that we will be successful in renegotiating our Argentine contracts.
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
      We have significant operations that expose us to currency risk in Argentina and Venezuela. For the year ended December 31, 2005, our Argentine operations represented approximately 5% of our revenue and 8% of our gross profit. For the year ended December 31, 2005, our Venezuelan operations represented approximately 10% of our revenue and 18% of our gross profit. At December 31, 2005, we had approximately $17.3 million and $18.3 million in accounts receivable related to our operations in Argentina and Venezuela, respectively.
      At December 31, 2005 we also had intercompany advances outstanding to our subsidiary in Italy of approximately $68.7 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances resulted in a translation loss of approximately $10.3 million during the year ended December 31, 2005 and a translation gain of $3.7 million during the year ended December 31, 2004.
      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2005	2004

Italy	$(10,388)	$4,170
Argentina	388	(624)
Venezuela	3,501	1,165
Canada	(1,705)	105
All other countries	314	406

Exchange gain (loss)	$(7,890)	$5,222

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
      We experience competition from companies that may be able to adapt more quickly to technological changes within our industry and throughout the economy as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. We also may not be able to take advantage of certain opportunities or make certain investments because of our significant leverage and the restrictive covenants in our bank credit facility, the agreements related to our compression equipment lease obligations and our other obligations. In times of weak market conditions, we may experience reduced profit margins from increased pricing pressure. We may not be able to continue to compete successfully in times of weak market conditions or against such competition. If we cannot compete successfully, we may lose market share and our business, consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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
      In addition, we believe that our success depends on our ability to attract and retain qualified employees. There is significant demand in our industry for experienced qualified employees. If we fail to retain our skilled personnel and to recruit other skilled personnel, we could be unable to compete effectively.

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
      We may need to apply for or amend facility permits or licenses from time to time with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations.
      As one of the largest natural gas compression companies in the United States, we conduct operations at numerous facilities in a wide variety of locations across the country. Our operations at many of these facilities require federal, state or local environmental permits or other authorizations. Additionally, natural gas compressors at many of our customer facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Generally, our customers are contractually responsible for any permits on their facilities, however, given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations applicable to our operations, we occasionally identify or are notified of technical violations of certain requirements existing in various permits and other authorizations, and it is likely that similar technical violations will occur in the future. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future. While such penalties generally do not have a material financial impact on our business or operations, it is possible future violations could result in substantial penalties.
      We currently do not anticipate that any changes or updates in response to regulations relating to the environment, health and safety, export controls, currency exchange, labor and employment and taxation, or that any other anticipated ongoing regulatory compliance obligations will have a material adverse effect on our operations either as a result of any enforcement measures or through increased capital costs. Based on our experience to date, we believe that the future cost of compliance with existing laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. However, future events, such as compliance with more stringent laws, regulations or permit conditions, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies, or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.

Our business has acquired facilities in the past, which could subject us to future environmental liabilities.
      We have conducted preliminary environmental site assessments with respect to some, but not all, properties currently owned or leased by us, usually in a pre-acquisition context. These assessments have revealed that soils and/or groundwater at some of our facilities are contaminated with hydrocarbons, heavy metals and various other regulated substances. With respect to acquired properties, we do not believe that our operations caused or contributed to any such contamination in any material respect and we are not currently under any governmental orders or directives requiring us to undertake any remedial activity at such properties. We typically will develop a baseline of site conditions so we can establish conditions at the outset of our operations on such property. However, the handling of petroleum products and other regulated substances is a normal part of our operations and we have experienced occasional minor spills or incidental leakage below reportable quantity thresholds in connection with our operations. Certain properties previously owned or leased by us were determined to be affected by soil contamination. At one of our owned sites, we are working with the prior owner who has undertaken the full legal obligations to monitor and/or clean-up contamination at the sites that occurred prior to our acquisition of it. Where contamination was identified and determined by us to be our responsibility, we conducted remedial activities at these previously-held properties to the extent we believed necessary to meet regulatory standards and either sold the owned properties to third parties or returned the leased properties to the lessors. Based on our experience to date and the relatively minor nature of the types of contamination we have identified to date, we believe that the future cost of necessary investigation or remediation on our current properties will not have a material adverse effect on our business, consolidated financial condition, results of operations, and cash flows. We cannot be certain, however, that clean-up standards will not become more stringent, or that we will not be required to undertake any remedial activities involving any material costs on any of these current or previously held properties in the future or that the discovery of unknown or migratory contamination or third-party claims made with respect to current or previously owned or leased properties will not result in material costs.

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

Item 1B.	Unresolved Comments
      None.

Item 2.	Properties
      The following table describes the material facilities owned or leased by Hanover and our subsidiaries as of December 31, 2005:

		Square
Location	Status	Feet	Uses

Broken Arrow, Oklahoma	Owned	127,505	Compressor and accessory fabrication
Houston, Texas	Owned	190,531	Compressor and accessory fabrication; corporate office
Houston, Texas	Leased	51,941	Office
Anaco, Venezuela	Leased	129,000	Compressor rental and service
Barquisimeto, Venezuela	Owned	72,118	Compressor rental and service
Casacara Station, Colombia	Owned	14,000	Compressor rental and service
Casper, Wyoming	Owned	28,390	Compressor rental and service
Comodoro Rivadavia, Argentina	Leased	21,000	Compressor rental and service
Comodoro Rivadavia, Argentina	Owned	26,000	Compressor rental and service
Davis, Oklahoma	Owned	393,870	Compressor rental and service
El Tigre, Venezuela	Leased	18,299	Compressor rental and service
Farmington, New Mexico	Owned	20,361	Compressor rental and service
Farmington, New Mexico	Leased	18,691	Compressor rental and service
Gillette, Wyoming	Leased	10,200	Compressor rental and service
Kilgore, Texas	Owned	33,039	Compressor rental and service
Maturin, Venezuela	Owned	23,662	Compressor rental and service
Midland, Texas	Owned	53,300	Compressor rental and service
Neuquen, Argentina	Owned	30,000	Compressor rental and service
Oklahoma City, Oklahoma	Leased	18,125	Compressor rental and service
Pampa, Texas	Leased	24,000	Compressor rental and service
Pocola, Oklahoma	Owned	18,705	Compressor rental and service
Santa Cruz, Bolivia	Leased	57,414	Compressor rental and service
Victoria, Texas	Owned	28,609	Compressor rental and service
Walsall, UK — Redhouse	Owned	15,300	Compressor rental and service
Walsall, UK — Westgate	Owned	44,700	Compressor rental and service
Yukon, Oklahoma	Owned	22,453	Compressor rental and service
Bridgeport, Texas	Leased	13,500	Parts, service and used equipment
Broken Arrow, Oklahoma	Leased	19,000	Parts, service and used equipment
Houston, Texas	Leased	28,750	Parts, service and used equipment
Port Harcourt, Nigeria	Leased	32,808	Parts, service and used equipment
Broussard, Louisiana	Owned	74,402	Production and processing equipment fabrication
Calgary, Alberta, Canada	Owned	97,250	Production and processing equipment fabrication
Columbus, Texas	Owned	219,552	Production and processing equipment fabrication
Corpus Christi, Texas	Owned	11,000	Production and processing equipment fabrication
Dubai, UAE	Owned	112,374	Production and processing equipment fabrication
Hamriyah Free Zone, UAE	Owned	175,387	Production and processing equipment fabrication
Mantova, Italy	Owned	654,397	Production and processing equipment fabrication
Tulsa, Oklahoma	Owned	40,100	Production and processing equipment fabrication
Victoria, Texas	Owned	50,506	Production and processing equipment fabrication

     Our executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and our telephone number is (281) 447-8787.

Item 3.	Legal Proceedings
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed on the New York Stock Exchange under the symbol “HC.” As of February 27, 2006, 102,140,620 shares of our common stock were issued and held by 6,276 holders of record. On February 27, 2006, the last reported sales price of our common stock on the New York Stock Exchange was $15.68. The following table presents, for the periods indicated, the range of high and low quarterly closing sales prices of our common stock, as reported on the New York Stock Exchange.

	Price

	High	Low
Year ended December 31, 2004
First Quarter	$13.25	$10.47
Second Quarter	$12.44	$10.26
Third Quarter	$13.65	$10.97
Fourth Quarter	$14.60	$12.43
Year ended December 31, 2005
First Quarter	$14.72	$11.56
Second Quarter	$12.17	$10.24
Third Quarter	$15.34	$11.72
Fourth Quarter	$14.70	$12.64
      We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of the our Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors. Our bank credit facility, with JPMorgan Chase Bank, N.A. as agent, prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.
      See Item 12 of this report for disclosures regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
      In the table below we have presented certain selected financial data for Hanover for each of the five years in the period ended December 31, 2005. The historical consolidated financial data has been derived from Hanover’s audited consolidated financial statements. The following information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and the Consolidated Financial Statements in Item 15 of this Form 10-K.

	Years Ended December 31,

	2005	2004	2003	2002	2001(1)

	(in thousands, except per share data)
Income Statement Data:
Revenues and other income:
U.S. rentals	$351,128	$341,570	$324,186	$328,600	$269,679
International rentals	232,587	214,598	191,301	175,337	116,990
Parts, service and used equipment	225,636	180,321	164,935	223,685	214,867
Compressor and accessory fabrication	179,954	158,629	106,896	114,009	223,519
Production and processing equipment fabrication	360,267	270,284	260,660	149,656	184,040
Equity in income of non-consolidated affiliates	21,466	19,780	23,014	18,554	9,607
Other	4,551	3,413	4,088	3,600	7,796

Total revenues and other income(2)	1,375,589	1,188,595	1,075,080	1,013,441	1,026,498

Expenses:
U.S. rentals	139,465	144,580	127,425	122,172	95,203
International rentals	76,512	63,953	61,875	52,996	41,095
Parts, service and used equipment	169,168	135,929	123,255	179,843	152,701
Compressor and accessory fabrication	156,414	144,832	96,922	99,446	188,122
Production and processing equipment fabrication	325,924	242,251	234,203	127,442	147,824
Selling, general and administrative	182,198	173,066	159,870	150,863	90,214
Foreign currency translation	7,890	(5,222)	2,548	16,727	6,658
Securities related litigation settlement(3)	—	(4,163)	42,991	—	—
Other	526	407	2,906	27,607	9,727
Debt extinguishment costs(4)	7,318	—	—	—	—
Depreciation and amortization(4)(5)(6)	182,681	175,308	169,164	148,141	85,762
Goodwill impairment(5)	—	—	35,466	52,103	—
Leasing expense(6)	—	—	43,139	90,074	78,031
Interest expense(6)	136,927	146,978	89,175	43,352	23,904

	1,385,023	1,217,919	1,188,939	1,110,766	919,241

Income (loss) from continuing operations before income taxes	(9,434)	(29,324)	(113,859)	(97,325)	107,257
Provision for (benefit from) income taxes	27,714	24,767	3,629	(17,114)	40,777

Income (loss) from continuing operations	(37,148)	(54,091)	(117,488)	(80,211)	66,480
Income (loss) from discontinued operations, net of tax(2)	(869)	10,085	(3,861)	(35,857)	6,097
Cumulative effect of accounting change, net of tax(6)	—	—	(86,910)	—	(164)

Net income (loss)	$(38,017)	$(44,006)	$(208,259)	$(116,068)	$72,413

Earnings (loss) per common share:
Basic earnings (loss) per common share from continuing operations	$(0.41)	$(0.64)	$(1.45)	$(1.01)	$0.92

Diluted earnings (loss) per common share from continuing operations	$(0.41)	$(0.64)	$(1.45)	$(1.01)	$0.82

Weighted average common and common equivalent shares:
Basic	91,556	84,792	81,123	79,500	72,355

Diluted	91,556	84,792	81,123	79,500	81,175

	Years Ended December 31,

	2005	2004	2003	2002	2001(1)

	(in thousands)
Cash flows provided by (used in):
Operating activities	$122,487	$131,837	$164,735	$195,717	$152,774
Investing activities	(104,027)	11,129	(43,470)	(193,703)	(482,277)
Financing activities	(6,890)	(162,350)	(84,457)	(4,232)	307,259
Balance Sheet Data (end of period):
Working capital	$351,694	$301,893	$279,050	$218,398	$284,619
Net property, plant and equipment(6)	1,823,100	1,876,348	2,027,654	1,167,675	1,151,513
Total assets(6)	2,862,996	2,771,229	2,942,274	2,176,983	2,275,321
Debt and mandatorily redeemable convertible preferred securities(6)	1,478,948	1,643,616	1,782,823	641,194	596,063
Common stockholders’ equity	909,782	760,055	753,488	927,626	1,039,468

(1)	During 2002, we announced a series of restatements that ultimately reduced our initially reported pre-tax income by $0.4 million, or 0.3%, for the year ended December 31, 2001, although certain restatements resulted in a larger percentage adjustment on a quarterly basis. Amounts have been adjusted to reflect such restatements.

(2)	We have grown as a result of internal growth and acquisitions. For a description of significant business acquisitions, see Note 2 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K. In the fourth quarter of 2002, we decided to discontinue certain businesses. In November 2004, we sold the compression rental assets of our Canadian subsidiary for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. These businesses are reflected as discontinued operations in our consolidated statement of operations. For a description of discontinued operations, see Note 3 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

(3)	On October 23, 2003, we entered into a Stipulation of Settlement, which became final on March 10, 2004 and settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Provision for Cost of Litigation Settlement” in Item 7 of this Form 10-K.

(4)	During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations. In connection with the redemption and repayment, the Company expensed $7.3 million related to the call premium and $2.5 million through depreciation and amortization expense related to unamortized debt issuance costs.

(5)	In June 2001, the FASB issued Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, amortization of goodwill to earnings was discontinued. Instead, goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred. SFAS 142 was effective for us on January 1, 2002. For financial data relating to our goodwill, see Note 9 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

(6)	In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” as revised in December 2003 (“FIN 46”), for periods ending after June 30, 2003, we have included in our consolidated financial statements the special purpose entities that lease compression equipment to us. As a result, on July 1, 2003, we added approximately $897 million of compression equipment assets, net of accumulated depreciation, and approximately $1,139.6 million of our compression equipment lease obligations (including approximately $1,105.0 million in debt) to our balance sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s discussion and analysis of the results of operations and financial condition of Hanover Compressor Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 15 of this Form 10-K.
Overview
      We are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas production processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms, primarily for use in Europe and the Middle East.

Competitive Strengths
      We believe we have the following key competitive strengths:

•	Total solutions provider: We believe that we are the only company in our industry that offers both outsourced rental of, as well as the sale of, compression and oil and gas production and processing equipment and related services. Our services include complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment, as well as engineering and product design, fabrication, installation, customer service and after-market support. Our global customer base consists of U.S. and international companies engaged in all aspects of the oil and gas industry, including large integrated oil and gas companies, national oil and gas companies, independent producers and natural gas processors, gatherers and pipelines. By offering a broad range of services that complement our historic strengths, we believe that we can provide comprehensive integrated global solutions to meet our customers’ oil and gas production and processing equipment and compression needs. We believe the breadth and quality of our services and rental fleet, the depth of our customer relationships and our presence in many major gas-producing regions place us in a position to capture additional outsourced business on a global basis.

•	Leading position in high horsepower compression: High horsepower compression, composed of units with greater than 500 horsepower, is the largest portion of our rental fleet, based on horsepower. We believe we are a leading provider of these units, which are typically installed on larger wells, gathering systems and processing and treating facilities. The scale and more attractive unit economics of these facilities generally insulate them from declining commodity prices. As a result, compressors in this segment tend to realize higher utilization rates. We believe that the greater technical requirements of these larger systems enable us to differentiate our compression products and to leverage sales of related products and services.

•	Provider of superior customer service: To facilitate our total solutions approach, we have adopted a geographical business unit concept and utilize a decentralized management and operating structure to provide superior customer service in a relationship-driven, service-intensive industry. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to effectively meet their evolving demands on a more timely basis. Our salespeople pursue the rental and sales market for our products and services in their respective territories. Our efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior product design, fabrication, installation, customer service and after-market support.

•	International experience: We believe we are a leader in natural gas compression as well as service and fabrication of equipment for oil and natural gas processing and transportation services in Latin America, with an expanding presence in West Africa, the Middle and Far East and Russia. As of December 31, 2005, we had approximately 882,000 horsepower of compression deployed internationally, of which approximately 92% was located in Latin America (primarily in Venezuela, Argentina, Mexico and Brazil). During 2004, we opened offices in Nigeria, the Middle and Far East and Russia. We believe our experience in managing our international operations and our efforts to develop and expand our international sales force have created a global platform from which we can continue to grow in international markets.

Business Strategy
      We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•	Focus on core operations. We have built our leading market position through our strengths in compression rentals, compressor fabrication, production and processing equipment rental and fabrication and parts and service. We are focusing our efforts on these businesses and on streamlining operations in our core markets. In an effort to intensify our focus on our core operations, during 2004 and 2005 we substantially completed the sale of our discontinued operations. We believe this focused approach will enable us to enhance our growth prospects and returns. In addition, we are actively pursuing improvements in our U.S. fleet utilization by prudently employing additional units, moving idle U.S. units into service in international markets and retiring less profitable units in order to improve our utilization and enhance the returns for our business. We have also converted one of our facilities to refurbish approximately 200,000 horsepower of idle U.S. compression assets so we can deploy these units in both our domestic and international rental businesses.

•	Expand international presence. International markets continue to represent the greatest growth opportunity for our business. We believe that these markets are underserved in the area of the products and services we offer. In addition, we typically see higher returns in international markets relative to the United States. We intend to allocate additional resources toward international markets, to open offices abroad, where appropriate, and to move idle U.S. units into service in international markets, where applicable.

•	Continuing development of product lines. We intend to continue to develop and deliver products and services beyond the rental and sale of compression equipment, including production and/or processing equipment, engineering, installation, and operating services. As we move forward, we are seeing new opportunities driven more by our ability to deliver a total solution rather than just a single product. A total solution will typically incorporate multiple Hanover product offerings. We believe that this will enable us to capitalize on and expand our existing client relationships and enhance our revenue and returns from each individual project.

•	Focus on process improvement. We plan to focus on process improvements by consistently reviewing and rationalizing our existing business lines. We have developed a more disciplined and systematic approach to evaluating return on capital, exercising cost controls and operating and managing our business. We will continue to take the best practices from across our organization and formalize these practices into common company-wide standards that we expect will bring improved operating and financial performance. In addition, we intend to take advantage of our recently implemented enterprise resource planning system platform to help us better evaluate our markets and business opportunities, operate and maintain our assets and make more informed and timely decisions.

•	Disciplined use of capital. We intend to continue to focus on our capital discipline, as we believe it will better position us for growth and enhanced returns. During 2005, we used proceeds from our equity offering to decrease our outstanding debt and compression equipment lease obligations by approximately $170 million. During 2004, we used cash flows from operations and asset sales to reduce our outstanding debt and compression equipment lease obligations by approximately $149 million. As a result, we achieved our objective to reduce our debt and compression equipment lease obligations by $180 million from 2004 through 2006.

Market Conditions
      Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. Such activity levels typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. In recent years, oil and gas prices have been extremely volatile. Due to a deterioration in market conditions, we experienced a decline in the demand for our products and services in 2002 and 2003, which, along with the distractions associated with our management reorganization, resulted in reductions in the utilization of our compressor rental fleet and our revenues, gross margins and profits. Our revenues increased during 2004 and 2005, which we believe resulted from an improvement in market conditions and our focus on sales success ratio. In 2006, we intend to continue our focus on improving our operating margins.
      The North American rig count increased by 21% to 2,045 at December 31, 2005 from 1,686 at December 31, 2004, and the twelve-month rolling average North American rig count increased by 18% to 1,838 at December 31, 2005 from 1,559 at December 31, 2004. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $8.62 per MMBtu at December 31, 2005 from $6.14 per MMBtu at December 31, 2004. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment, which we believe is primarily the result of (i) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers, (ii) increases in purchases of compression equipment by oil and gas companies that have available capital and (iii) the lack of a significant increase in U.S. natural gas production levels. However, improved market conditions have led to improved pricing and demand for equipment in the U.S. market.

Summary of Results
      Net losses. We recorded a consolidated net loss of $38.0 million for the year ended December 31, 2005, as compared to consolidated net losses of $44.0 million and $208.3 million for the years ended December 31, 2004 and 2003, respectively. Our results for the year ended 2003 were affected by a number of charges that may not necessarily be indicative of our core operations or our future prospects and impact comparability between years. These special items are discussed in “— Year Ended December 31, 2004 Compared to Year Ended December 31, 2003” below.

      Results by Product Line. The following table summarizes revenues, expenses and gross profit margin percentages for each of our product lines (dollars in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues and other income:
U.S. rentals	$351,128	$341,570	$324,186
International rentals	232,587	214,598	191,301
Parts, service and used equipment	225,636	180,321	164,935
Compressor and accessory fabrication	179,954	158,629	106,896
Production and processing equipment fabrication	360,267	270,284	260,660
Equity in income of non-consolidated affiliate	21,466	19,780	23,014
Other	4,551	3,413	4,088

	$1,375,589	$1,188,595	$1,075,080

Expenses:
U.S. rentals	$139,465	$144,580	$127,425
International rentals	76,512	63,953	61,875
Parts, service and used equipment	169,168	135,929	123,255
Compressor and accessory fabrication	156,414	144,832	96,922
Production and processing equipment fabrication	325,924	242,251	234,203

	$867,483	$731,545	$643,680

Gross profit margin:
U.S. rentals	60%	58%	61%
International rentals	67%	70%	68%
Parts, service and used equipment	25%	25%	25%
Compressor and accessory fabrication	13%	9%	9%
Production and processing equipment fabrication	10%	10%	10%

Facility Consolidation
      We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two facilities in addition to the four fabrication facilities we closed pursuant to our original reduction plan. We completed this plan during the year ended December 31, 2004 and we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to December 31, 2004, our U.S. headcount decreased by approximately 600 employees under this plan.
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

Allowances and Reserves
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2005, our largest account receivable from a customer was approximately $12.3 million. During 2005, 2004 and 2003, we recorded approximately $2.0 million, $2.7 million, and $4.0 million in additional allowances for doubtful accounts, respectively.
      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. During 2005, 2004 and 2003, we recorded approximately $0.1 million, $1.1 million, and $1.5 million, respectively, in additional reserves for obsolete and slow moving inventory.

Long-Lived Assets and Investments
      We review for the impairment of long-lived assets, including property, plant and equipment and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. There were no significant impairment in 2005 or 2004. During 2003, as a result of the review of our rental fleet, we recorded $14.3 million in additional depreciation on equipment that was retired and equipment that was expected to be sold or abandoned.
      In addition, we perform an annual goodwill impairment test, pursuant to the requirements of SFAS 142, in the fourth quarter of each year or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast, the weighted average cost of capital and a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Changes in forecasts could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. There were no impairments in 2005 or 2004 related to our annual goodwill impairment test. During 2003, we recorded $35.5 million in goodwill impairments as a result of evaluations of our goodwill. See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Form for a discussion of this impairment.
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

Tax Assets
      We must estimate our expected future taxable income in order to assess the realizability of our deferred income tax assets. As of December 31, 2005, we reported a net deferred tax liability of $56.7 million, which included gross deferred tax assets of $378.7 million, net of a valuation allowance of $75.4 million and gross deferred tax liabilities of $360.0 million. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating conditions and future financial conditions.
      Additionally, we must consider any prudent and feasible tax planning strategies that might minimize the amount of tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. We must also consider if we have the ability to implement these strategies should the forecasted conditions actually occur. The principal tax planning strategy available to us relates to the permanent reinvestment of the earnings of international subsidiaries. Assumptions related to the permanent reinvestment of the earnings of international subsidiaries are reconsidered periodically to give effect to changes in our businesses and in our tax profile.
      As a result of continued operating losses, we are in a net deferred tax asset position for U.S. income tax purposes. Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future and we have recorded a valuation allowance on our net U.S. deferred tax asset position. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2006, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.

Revenue Recognition — Percentage of Completion Accounting
      We recognize revenue and profit for our fabrication operations as work progresses on long-term, fixed-price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and because the fabrication projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The average duration of these projects is three to thirty-six months. Due to the long-term nature of some of our jobs, developing the estimates of cost often requires significant judgment.
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

      Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2005, our results of operations before tax would have been decreased or increased by approximately $4.8 million. As of December 31, 2005, we had recognized approximately $43.0 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation
      We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known. As of December 31, 2005 and 2004, we have recorded approximately $4.2 million and $3.2 million, respectively, in claim reserves.
      In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, SFAS 5, “Accounting for Contingencies” requires management to make judgments about future events that are inherently uncertain. We are required to record (and have recorded) a loss during any period in which we believe, based on our experience, a contingency is probable of resulting in a financial loss to us. In making its determinations of likely outcomes of pending or threatened legal matters, management considers the evaluation of counsel knowledgeable about each matter.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Summary
      For the year ended December 31, 2005, revenue increased to $1,375.6 million over 2004 revenue of $1,188.6 million. Net loss for the year ended December 31, 2005 was $38.0 million, compared with a net loss of $44.0 million in 2004. As detailed in the chart below, included in the 2005 net loss was $9.8 million in pre-tax charges.

Included in the net loss for 2005 were the following pre-tax charges (in thousands):
Debt extinguishment costs	$7,318
Write-off of deferred financing costs (in Depreciation and amortization)	2,500

Total	$9,818

Included in the net loss for 2004 were the following pre-tax charges/(benefit) (in thousands):
Securities-related litigation settlement	$(4,163)
Write-off of deferred financing costs (in Depreciation and amortization)	1,686
Cancellation of interest rate swap (in Interest expense)	2,028

Total	$(449)

Product Line Results
U.S. Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2005	2004	(Decrease)

Revenue	$351,128	$341,570	3%
Operating expense	139,465	144,580	(4)%

Gross profit	$211,663	$196,990	7%
Gross margin	60%	58%	2%
      U.S. rental revenue increased during the year ended December 31, 2005, compared to the year ended December 31, 2004, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross profit and gross margin for the year ended December 31, 2005 increased compared to the year ended December 31, 2004, primarily due to improved pricing in 2005 and our efforts to reduce fleet maintenance and repair expenses. During the second half of 2005, we converted one of our facilities to repair and overhaul approximately 200,000 horsepower of idle compression equipment over the next two years. We incurred repair expenses in connection with this program that decreased our gross margin by approximately 1% for the year ended 2005.
International Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2005	2004	(Decrease)

Revenue	$232,587	$214,598	8%
Operating expense	76,512	63,953	20%

Gross profit	$156,075	$150,645	4%
Gross margin	67%	70%	(3)%
      During the year ended December 31, 2005, international rental revenue and gross profit increased, compared to the year ended December 31, 2004, due primarily to new rental projects that have come on-line in 2005. Gross margin was negatively impacted by approximately 1% due to lower margin projects in Nigeria and by approximately 2% due to an increase in maintenance and repair costs in Argentina. Our Argentine operations have experienced an increase in labor costs due to pressures from unions for increased compensation for workers. We hope to renegotiate our contracts to recover a portion of these cost increases in the future.
Parts, Service and Used Equipment
(in thousands)

	Years Ended December 31,
			Increase
	2005	2004	(Decrease)

Revenue	$225,636	$180,321	25%
Operating expense	169,168	135,929	24%

Gross profit	$56,468	$44,392	27%
Gross margin	25%	25%	—
      Our parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. Parts, service and used equipment revenue for the year ended December 31, 2005 were higher than the year ended December 31, 2004 primarily due to improved business conditions and an increase in used rental equipment and installation sales. For the year ended December 31, 2005, parts and service revenue was $152.4 million with a gross margin of 26%, compared to $139.2 million and 24%, respectively, for the year ended December 31, 2004. Used rental equipment and installation sales revenue for the year ended December 31, 2005 was $73.2 million with a gross margin of 22%, compared to $41.1 million with a 27% gross margin for the year ended December 31, 2004. In 2005, we sold used rental equipment related to a gas plant in Madisonville, Texas for $20.3 million and a margin of 25%. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the sale of used rental equipment, the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Years Ended December 31,
			Increase
	2005	2004	(Decrease)

Revenue	$179,954	$158,629	13%
Operating Expense	156,414	144,832	8%

Gross Profit	$23,540	$13,797	71%
Gross Margin	13%	9%	4%
      For the year ended December 31, 2005, compression and accessory fabrication revenue increased as a result of strong market conditions. Gross profit and gross margin increased primarily due to improved market conditions that led to improved pricing and due to our focus on improving operational efficiencies. As of December 31, 2005, we had compression and accessory fabrication backlog of approximately $85.4 million compared to $56.7 million at December 31, 2004.
Production and Processing Equipment Fabrication
(in thousands)

	Years Ended December 31,
			Increase
	2005	2004	(Decrease)

Revenue	$360,267	$270,284	33%
Operating expense	325,924	242,251	35%

Gross profit	$34,343	$28,033	23%
Gross margin	10%	10%	—
      Production and processing equipment fabrication revenue for the year ended December 31, 2005 was greater than for the year ended December 31, 2004, primarily due to our increased focus on fabrication sales and an improvement in market conditions. Production and processing equipment fabrication gross margin during the year ended December 31, 2005 was positively impacted by approximately $3.7 million, or 1%, due to the strengthening of the U.S. Dollar relative to the Euro. Margins were negatively impacted by approximately $4 million in cost overruns and late delivery penalties on a number of international jobs in the year ended December 31, 2005. As of December 31, 2005, we had a production and processing equipment fabrication backlog of $287.7 million compared to $234.2 million at December 31, 2004, including Belleli’s backlog of $237.0 million and $150.0 million at December 31, 2005 and 2004, respectively.

Other Revenue
      Equity in income of non-consolidated affiliates increased by $1.7 million to $21.5 million during the year ended December 31, 2005, from $19.8 million during the year ended December 31, 2004. This increase is primarily due to improved operating results for the El Furrial and PIGAP II joint ventures.

Expenses
      Selling, general and administrative expenses (“SG&A”) as a percentage of revenue for the year ended December 31, 2005 decreased to 13% from 15% in the prior year. As a percentage of revenue, SG&A expense decreased due to our efforts to manage SG&A costs while achieving an increased level of business. SG&A expense in 2005 was $182.2 million compared to $173.1 million in 2004. The increase in SG&A expense for the year was due primarily to higher compensation expenses, partially offset by reduced auditing and consulting expense relating to Sarbanes-Oxley.
      Depreciation and amortization expense for 2005 was $182.7 million, compared to $175.3 million in 2004. The increase in depreciation and amortization was primarily due to net additions to property, plant and equipment placed in service during the year and approximately $2.5 million in additional amortization expense related to unamortized debt issuance costs from our partial redemption of the 2001A compression equipment lease obligations in September 2005. Depreciation and amortization expense for the year ended December 31, 2004 included $1.7 million in amortization to write-off deferred financing costs associated with the June 2004 refinancing of our 2000A compression equipment obligations and early payoff of a portion of our 2000B compression equipment lease obligations. There were no significant asset impairments in 2005 or 2004.
      Foreign currency translation for the year ended December 31, 2005 was a loss of $7.9 million, compared to a gain of $5.2 million for the year ended December 31, 2004. For the year ended December 31, 2005, foreign currency translation included $12.2 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt. For the year ended December 31, 2004, foreign currency translation included $5.5 million in translation gains related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt.
      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2005	2004

Italy	$(10,388)	$4,170
Argentina	388	(624)
Venezuela	3,501	1,165
Canada	(1,705)	105
All other countries	314	406

Exchange gain (loss)	$(7,890)	$5,222

      At December 31, 2005 we had intercompany advances outstanding to our subsidiary in Italy of approximately $68.7 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2005 resulted in a translation loss of approximately $10.3 million compared to a $3.7 million gain for 2004.
      In May 2003, Hanover reached agreement to settle the securities class actions, ERISA class actions and the shareholder derivative actions previously filed against it. The terms of the settlement became final in March 2004 and provided for Hanover to: (a) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (b) issue 2.5 million shares of Hanover common stock, and (c) issue a contingent note with a principal amount of $6.7 million.
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
      Debt extinguishment costs for the year ended December 31, 2005 were $7.3 million as a result of the call premium paid in connection with the partial redemption and repayment of the 2001A compression equipment lease obligations in September 2005.

      Interest expense for the year ended December 31, 2005 decreased $10.1 million to $136.9 million, from the same period in the prior year. The decrease in interest expense was primarily due to a decrease in our average debt balance, partially offset by an increase in the overall effective interest rate on outstanding debt to 8.6% from 8.4% during the year ended December 31, 2005 and 2004, respectively.

Income Taxes
      The provision for income taxes increased $2.9 million, to $27.7 million for the year ended December 31, 2005 from $24.8 million for the year ended December 31, 2004. The average effective income tax rates during the year ended December 31, 2005 and December 31, 2004 were (293.8%) and (84.5%), respectively. The change in rate was primarily due to the following factors: (1) decrease in book loss before tax during the year ended December 31, 2005, (2) release of $4.3 million of tax issues based reserves related to resolved Canadian, Nigerian, and Venezuelan tax liabilities during the year ended December 31, 2005, and (3) the relative weight of international income to U.S. income. The reserve was reversed because we no longer believe that these tax liabilities will be incurred.
      As a result of continued operating losses, we are in a net deferred tax asset position (for U.S. income tax purposes). Due to our cumulative U.S. tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future and we have recorded a valuation allowance on our net U.S. deferred tax asset position. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have provided valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially compared to the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2006, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance. In addition, we may be required to record additional valuation allowances in future periods.

Discontinued Operations
      Income from discontinued operations decreased $7.1 million, to a net loss of $0.8 million during the year ended December 31, 2005, from income of $6.3 million during the year ended December 31, 2004. The decrease in income from discontinued operations was due to the dispositions that occurred in 2004.
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

Product Line Results
U.S. Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$341,570	$324,186	5%
Operating expense	144,580	127,425	13%

Gross profit	$196,990	$196,761	—
Gross margin	58%	61%	(3)%
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
Parts, Service and Used Equipment
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$180,321	$164,935	9%
Operating expense	135,929	123,255	10%

Gross profit	$44,392	$41,680	7%
Gross margin	25%	25%	—
      Parts, service and used equipment revenue for the year ended December 31, 2004 was higher than the year ended December 31, 2003 due primarily to increased demand by our international parts and service business. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the year ended December 31, 2004, parts and service revenue was $139.2 million with a gross margin of 24%, compared to $125.5 million and 29%, respectively, for the year ended December 31, 2003. The decrease in margins was primarily due to a decrease in margins by our U.S. parts and service business, which has not performed as anticipated. Used rental equipment and installation sales revenue in the year ended December 31, 2004 was $41.1 million with a gross margin of 27%, compared to $39.4 million with a 14% gross margin for the year ended December 31, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$158,629	$106,896	48%
Operating Expense	144,832	96,922	49%

Gross Profit	$13,797	$9,974	38%
Gross Margin	9%	9%	—
      For the year ended December 31, 2004, compression fabrication revenue and gross profit increased primarily due to our increased focus on fabrication sales and an improvement in market conditions. As of December 31, 2004, we had compression fabrication backlog of $56.7 million compared to $28.2 million at December 31, 2003.
Production and Processing Equipment Fabrication
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$270,284	$260,660	4%
Operating expense	242,251	234,203	3%

Gross profit	$28,033	$26,457	6%
Gross margin	10%	10%	—
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

Other Revenue
      Equity in income of non-consolidated affiliates decreased by $3.2 million to $19.8 million during the year ended December 31, 2004, from $23.0 million during the year ended December 31, 2003. This decrease is primarily due to the sale of Hanover Measurement in the first quarter of 2004 and a decrease in results from our equity interest in the Simco and PIGAP II joint ventures. PIGAP II experienced an increase in interest expense during the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of the completion of PIGAP II’s project financing in October 2003. The decrease in equity earnings for the Simco/ Harwat Consortium was due to a major plant refurbishment during 2004. The decrease in equity earnings of unconsolidated entities was partially offset by the $3.3 million increase in El Furrial earnings for the year ended December 31, 2004 due to an improvement in operating results. In 2003, El Furrial experienced a fire which negatively impacted operating results.
      On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement to EMS Pipeline Services, L.L.C. for $4.9 million. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.

Expenses
      SG&A for both 2004 and 2003, as a percentage of revenue, was 15%. SG&A expense in 2004 was $173.1 million compared to $159.9 million in 2003. The increase over 2003 was primarily due to the inclusion of approximately $6.4 million of additional auditing and consulting costs related to our efforts in connection with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, increased severance expense of approximately $2.3 million, increased relocation and office start up expenses for new offices and personnel in Russia and increased municipal taxes due to increased business activity, primarily in Latin America.
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
      Foreign currency translation for the year ended December 31, 2004 was a gain of $5.2 million, compared to a loss of $2.5 million for the year ended December 31, 2003. For the year ended December 31, 2004, foreign currency translation included $5.5 million in translation gains related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt.

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

Discontinued Operations
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
      Prior to July 1, 2003, we had entered into lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the five special purpose entities that leased compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets.
Leasing Transactions and Accounting Change for FIN 46
      As of December 2005, we are the lessee in two transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.
      In August 2001 and in connection with the acquisition of Production Operators Corporation (“POC”), we completed two sale leaseback transactions involving certain compression equipment. Under one sale leaseback transaction, we received $309.3 million in proceeds from the sale of certain compression equipment. Under the second sale leaseback transaction, we received $257.8 million in proceeds from the sale of additional compression equipment. Under the first transaction, the equipment was sold and leased back by us for a seven-year period and will continue to be deployed by us in the normal course of our business. The agreement originally called for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $0.2 million. Due to the partial redemption in September 2005, as discussed below, semi-annual rental payments are now approximately $5.7 million in addition to quarterly rental payments of approximately $0.1 million. Under the second transaction, the equipment was sold and leased back by us for a ten-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $0.2 million. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. We incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.
      In October 2000, we completed a $172.6 million sale leaseback transaction of compression equipment. In March 2000, we entered into a separate $200 million sale leaseback transaction of compression equipment. Under the March transaction, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000, and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. Under our 2000 lease agreements, the equipment was sold and leased back by us for a five-year term and was used by us in our business. The 2000 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.1 million in transaction costs for the leases entered into in 2000, which were included in intangible and other assets on the balance sheet and were amortized over the respective lease terms of the respective transactions.
      During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using proceeds from the August 2005 public offering of our common stock. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility.
      During 2004, we used cash flow from operations and proceeds from asset dispositions to exercise our purchase option and to reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compressor equipment lease. In June 2004 we issued SEC-registered notes under a then-effective shelf registration statement and exercised our purchase options under the March and August 2000 compression equipment operating leases. As of December 31, 2005, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $352.3 million, including improvements made to these assets after the sale leaseback transactions.
      The following table summarizes, as of December 31, 2005, the residual value guarantee, lease termination date and minority interest obligations for our equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
	Guarantee	Termination Date	Obligation
Lease
2001A compression equipment lease	$102,853	September 2008	$4,123
2001B compression equipment lease	175,000	September 2011	7,750

	$277,853		$11,873

      The agreements in connection with the compression equipment lease obligations contain certain financial covenants and limitations which restrict us with respect to, among other things, indebtedness, liens, leases and sale of assets. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to under each lease.
      In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate a VIE in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 was effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 was effective for us as of March 31, 2004. In addition, FIN 46 allowed companies to elect to adopt early the provisions of FIN 46 for some, but not all, of the variable interest entities they own.
      Prior to July 1, 2003, these lease transactions were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the five special purpose entities that leased compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets.
      The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2005, the yield rates on the outstanding equity certificates ranged from 12.2% to 12.7%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
Liquidity and Capital Resources
      Our unrestricted cash balance amounted to $48.2 million at December 31, 2005 compared to $38.1 million at December 31, 2004. Working capital increased to $351.7 million at December 31, 2005 from $301.9 million at December 31, 2004. The increase in working capital was primarily the result of an increase in accounts receivable and inventory, partially offset by an increase in accounts payable and advanced billings, and resulted from an improvement in market conditions that has led to increased sales in our businesses.
      Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flow, are summarized in the table below (dollars in thousands):

For the Year Ended December 31:	2005	2004

Net cash provided by (used in) continuing operations:
Operating activities	$122,870	$123,722
Investing activities	(105,247)	(61,818)
Financing activities	(6,890)	(162,350)
Effect of exchange rate changes on cash and cash equivalents	(1,413)	841
Net cash provided by discontinued operations	837	81,062

Net change in cash and cash equivalents	$10,157	$(18,543)

      The decrease in cash provided by operating activities for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable and advance billings and resulted from an improvement in market conditions that has led to increased sales in our businesses.
      The increase in cash used in investing activities during the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily attributable to an increase during 2005 in capital expenditures to support the increased sales in our businesses.
      The decrease in cash used in financing activities during the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due a net decrease in cash used to pay off debt. During 2004, cash flows from operating activities were primarily used to pay down debt.
      The decrease in cash provided by discontinued operations during the year ended December 31, 2005 was principally related to the sale of our Canadian rental fleet which was discontinued and sold in November 2004.
      We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $175 million to $225 million on net capital expenditures during 2006 including (1) rental equipment fleet additions and (2) approximately $60 million to $70 million on equipment maintenance capital. Projected maintenance capital for 2006 includes the cost of our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment.
      We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of the our Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors. Our bank credit facility, with JPMorgan Chase Bank, N.A. as agent, prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.
      Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt.
      The following summarizes our cash contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2006	2007-2008	2009-2010	Thereafter
Cash Contractual Obligations:
	(In thousands)
Long term Debt(1)
4.75% convertible senior notes due 2008	$192,000	$—	$192,000	$—	$—
4.75% convertible senior notes due 2014	143,750	—	—	—	143,750
7.25% subordinated convertible securities due 2029	86,250	—	—	—	86,250
8.625% senior notes due 2010	200,000	—	—	200,000	—
9.0% senior notes due 2014	200,000	—	—	—	200,000
11% zero coupon subordinated notes due 2007(2)	262,622	—	262,622	—	—
Bank credit facility due 2010	48,000	—	—	48,000	—
Other long-term debt	1,751	1,309	267	103	72
2001A equipment lease notes, due 2008	133,000	—	133,000	—	—
2001B equipment lease notes, due 2011	250,000	—	—	—	250,000

Total long-term debt	1,517,373	1,309	587,889	248,103	680,072
Interest on long-term debt(3)	657,243	98,737	186,639	155,721	216,146
Minority interest obligations(1)(4)	11,873	—	4,123	—	7,750
Purchase commitments	214,379	213,101	1,278	—	—
Facilities and other equipment operating leases	8,556	3,834	3,796	864	62

Total contractual cash obligations	$2,409,424	$316,981	$783,725	$404,688	$904,030

(1)	For more information on our long-term debt and minority interest obligations, see Notes 11 and 12 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

(2)	Balance payable at December 31, 2005, including 11% discount per annum, was $229.8 million.

(3)	Interest amounts calculated using interest rates in effect as of December 31, 2005, including the effect of interest rate swaps. The interest amounts do not include original issue discount that accretes under our 11% zero coupon subordinated notes due 2007.

(4)	Represents third party equity interest of lease equipment trusts that was required to be consolidated into our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.
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
      Debt Refinancing/Repayment. In June 2003, we filed a shelf registration statement with the SEC pursuant to which we registered delayed public offerings of equity, debt or other securities in an aggregate amount not to exceed $700 million. The SEC declared the shelf registration statement effective on November 19, 2003.
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
      On August 15, 2005, we completed a public offering of 13,154,385 shares of common stock under our shelf registration that resulted in approximately $179.1 million of net proceeds for Hanover. The net proceeds from this offering were used to redeem $167.0 million in indebtedness and repay $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations during September 2005.
      In connection with the redemption and repayment of a portion of our 2001A compression equipment lease obligations, we expensed $7.3 million related to the call premium and $2.5 million related to unamortized debt issuance costs. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs and the $2.5 million related to unamortized debt issuance costs have been classified as depreciation and amortization expense on the accompanying Consolidated Statements of Operations. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility.
      Bank Credit Facility. In November 2005, we entered into a $450 million bank credit facility having a maturity date of November 21, 2010. Our prior $350 million bank credit facility that was scheduled to mature in December 2006 was terminated upon closing of the new facility. The new facility also provides for an incremental term loan facility of up to $300 million. The incremental term loan was undrawn at December  31, 2005 and was not syndicated with the credit facility. The new agreement prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock. Borrowings under the new facility are secured by substantially all of our unencumbered personal property and real property assets. In addition, all of the capital stock of domestic subsidiaries and 66% of the capital stock of the first tier international subsidiaries has been pledged to secure the obligations under the new credit facility. Up to $75 million of the credit facility can be borrowed in loans denominated in Euros. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.
      Our bank credit facility provides for a $450 million revolving credit in which U.S. dollar-denominated advances bear interest at our option, at (a) the greater of the Administrative Agent’s prime rate or the federal funds effective rate plus 0.50% (“ABR”), or (b) the eurodollar rate

(“LIBOR”), in each case plus an applicable margin ranging from 0.375% to 1.5%, with respect to ABR loans, and 1.375% to 2.5%, with respect to LIBOR loans, in each case depending on our consolidated leverage ratio. Euro-denominated advances bear interest at the eurocurrency rate, plus an applicable margin ranging from 1.375% to 2.5%, depending on our consolidated leverage ratio. A commitment fee ranging from 0.375% to 0.5%, depending on our consolidated leverage ratio, times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility.
      As of December 31, 2005, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2006 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
      We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for 2006. As of December 31, 2005, we had $48.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facilities bore interest at a weighted average rate of 6.1% and 5.2% at December 31, 2005 and 2004, respectively. As of December 31, 2005, we also had approximately $118.6 million in letters of credit outstanding under our new bank credit facility. Our new bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness. Additional borrowings of up to $283.4 million were available under that facility as of December 31, 2005.
      In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 permit us (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness and (2) to incur additional indebtedness, including further secured debt under our bank credit facility, so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2005, Hanover’s coverage ratio exceeded 2.25 to 1.0.

      Credit Ratings. As of February 24, 2006, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

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
      In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	December 31, 2005

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,975)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,711)
      As of December 31, 2005, a total of approximately $1.9 million in accrued liabilities, $7.8 million in long-term liabilities and a $9.7 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2005 we estimated that the effective rate for the six-month period ending in June 2006 would be approximately 9.5%.
      During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	December 31, 2005

March 2000	March 11, 2005	5.2550%	$100,000	$—
August 2000	March 11, 2005	5.2725%	$100,000	$—
      These swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the years ended December 31, 2005, 2004 and 2003, we recorded other comprehensive income of approximately $0.6 million, $9.2 million and $7.9 million, respectively, related to these swaps ($0.6 million, $9.2 million and $5.1 million, respectively, net of tax).
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
Off-Balance Sheet Arrangements
      We have agreed to guarantee obligations of indebtedness of the Simco/Harwat Consortium and of El Furrial, each of which are joint ventures that we acquired interests in pursuant to our acquisition of POC. Each of these joint ventures is a non-consolidated affiliate of Hanover and our guarantee obligations are not recorded on our accompanying balance sheet. Our guarantee obligation is a percentage of the total debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. We have issued the following guarantees of the indebtedness of our non-consolidated affiliates (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2005

Simco/Harwat Consortium	2006	$7,476
El Furrial	2013	$32,017
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
New Accounting Pronouncements
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of December 31, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
      These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2005, the yield rates on the outstanding equity certificates ranged from 12.2% to 12.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
      In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. In November 2004, the Task Force delayed the effective date of this consensus. In 2005, the Task Force agreed the consensus in this Issue should be applied for fiscal years ending after September 15, 2005. The adoption of EITF 04-10 did not have a material effect on the determination of and disclosures relating to our operating segments.
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
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated results of operations, cash flows or financial position.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, cash flows or financial position.
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
      We are exposed to interest rate and foreign currency risk. Hanover and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At December 31, 2005, the fair market value of our interest rate swaps, excluding the portion attributable to and included in accrued interest, was a net liability of approximately $9.7 million, of which $1.9 million was recorded in accrued liabilities and $7.8 million in other long-term liabilities.
      At December 31, 2005 we were a party to two interest rate swaps to convert fixed rate debt to floating rate debt as follows (dollars in thousands):

				Fair Value of
		Fixed Rate		Swap at
		to be	Notional	December 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2005

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,975)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,711)
      At December 31, 2005, due to these two swaps, we were exposed to variable interest rates, which fluctuate with market interest rates, on $200.0 million in notional debt. Assuming a hypothetical 10% increase in the variable rates from those in effect at December 31, 2005, the increase in our annual interest expense with respect to such swaps would be approximately $1.9 million.
      At December 31, 2005, we were exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in 2001. Assuming a hypothetical 10% increase in the variable rates from those in effect at year end, the increase in annual interest expense on the equipment lease notes would be approximately $0.1 million.
      We are also exposed to interest rate risk on borrowings under our floating rate bank credit facility. At December 31, 2005, $48.0 million was outstanding bearing interest at a weighted average effective rate of 6.1% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at December 31, 2005, the increase in annual interest expense for advances under this facility would be approximately $0.3 million.
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
      For the year ended December 31, 2005, our Argentine operations represented approximately 5% of our revenue and 8% of our gross profit. For the year ended December 31, 2005, our Venezuelan operations represented approximately 10% of our revenue and 18% of our gross profit. At December 31, 2005, we had approximately $17.3 million and $18.3 million in accounts receivable related to our Argentine and Venezuelan operations.
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
      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2005	2004

Italy	$(10,388)	$4,170
Argentina	388	(624)
Venezuela	3,501	1,165
Canada	(1,705)	105
All other countries	314	406

Exchange gain (loss)	$(7,890)	$5,222

      At December 31, 2005 we had intercompany advances outstanding to our subsidiary in Italy of approximately $68.7 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $6.9 million.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005. Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to assure that the information has been properly recorded, processed, summarized and reported and to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Based on the results of our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
      There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      On February 27, 2006, the Board approved the cash bonuses to our executive officers for services performed during the year ended December 31, 2005. The following table sets forth the current base salary and the amount of the cash bonus to be paid to each of our executive officers. We expect the bonus payment to be made on or about March 10, 2006. The compensation reflected in the table below does not reflect all compensation and other perquisites paid to our executive officers during the year ended December 31, 2005. Such information will be included under the caption “Information Regarding Executive Compensation” in the definitive proxy statement for our 2006 Annual Meeting of Stockholders.

			2005 Bonus
			Approved
		Current	For Payment
Name	Position	Base Salary	in 2006

John E. Jackson	President and Chief Executive Officer; Director	$540,000	$600,000
Brian A. Matusek	Senior Vice President — U.S. and Global Services	$275,000	$135,000
Gary M. Wilson	Senior Vice President, General Counsel and Secretary	$295,000	$140,000
Lee E. Beckelman	Vice President and Chief Financial Officer	$250,000	$120,000
Norman A. McKay	Vice President — Eastern Hemisphere	$275,000	$110,000
Anita H. Colglazier	Vice President — Controller	$175,000	$63,000
Peter G. Schreck	Vice President — Treasury and Planning	$193,000	$67,000
Stephen P. York	Vice President — Investor Relations and Technology	$190,000	$69,000
Steve W. Muck	Vice President — Latin America	$225,000	$110,000
Election of Director
      On February 23, 2006, Hanover Compressor Company temporarily increased the size of its Board of Directors from 9 to 10 members and has taken action to fill the resulting vacancy by appointing Mr. Ali Sheikh to the Board of Directors effective March 20, 2006. The Board intends to reduce its size again by one member on May 11, 2006, the effective date of Mr. Al Shoemaker’s retirement from our Board of Directors. We expect that Mr. Sheikh will be appointed to one or more committees of the Board of Directors at the Board meeting following the Annual Meeting of Stockholders to be held on May 11, 2006. The Board has reviewed the qualifications of Mr. Sheikh and has determined that he meets the independence standards of the Securities and Exchange Commission, the New York Stock Exchange and Hanover’s Corporate Governance Principles.
      Mr. Sheikh, age 57, is the Co-Founder, President, and Chief Executive Officer of SND Energy Company, Inc., SND Operating, LLC, SND Energy Acquisition, L.P., Topcat Oilfield Services, LLC and Topcat Wells Services, LLC. All of these entities are privately-held oil and gas production and service companies headquartered in Texas. Prior to creating SND Energy Company, Inc. in 1989, Mr. Sheikh held various positions with companies engaged in the energy industry, including Vice President and General Manager of Sun Malaysia Oil Company, Vice President and General Manager of Sun Sudan Oil Company, Resident Operations Manager of Sun Tanzania Oil Company, Manager of Planning and International Exploration Ventures for Sun Exploration and Production Company, and Area Manager for Southeast Asia and South America for Sun Exploration and Production Company. Mr. Sheikh holds a Bachelors Degree (with honors) and a Masters Degree in Geology from the University of the Panjab in Lahore, Pakistan.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information included or to be included in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders under the captions “Nominees for Election as Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein. Please see Item 1 of this Form 10-K for identification of our executive officers.
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
      The information included or to be included under the caption “Information Regarding Executive Compensation” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information included or to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders is incorporated by reference herein.
EQUITY COMPENSATION PLAN INFORMATION
      The equity compensation plans and agreements discussed in this section are referred to collectively as the “Equity Compensation Plans.” The table below provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under the following Equity Compensation Plans of the Company: 1997 Stock Option Plan, the 1998 Stock Option Plan, the December 9, 1998 Stock Option Plan, the 1999 Stock Option Plan, the 2001 Equity Incentive Plan and

the 2003 Stock Incentive Plan. The Compensation Committee has authority to make future grants only under the 1997 Stock Option Plan, the 2001 Equity Incentive Plan and the 2003 Stock Incentive Plan. The table also includes information with respect to shares of our common stock subject to outstanding options that were granted prior to our initial public offering in 1997 under the 1996 Employee Stock Option Plan and a Stock Option Agreement entered into by and between Hanover and Glenn Wind (the “Wind Agreement”).

		Weighted-	Number of securities
		average exercise	remaining available for
	Number of securities to be	price of	future issuance under
	issued upon exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,453,906	$11.78	1,167,715 (3)
Equity compensation plans not approved by security holders(2)(3)	566,851	$11.73	— (4)

Total	3,020,757	$11.77	1,167,715

(1)	Composed of the 2003 Stock Incentive Plan, the 2001 Equity Incentive Plan and the 1997 Stock Option Plan. In addition, as of December 31, 2005, there are 1,357,202 shares of restricted stock outstanding granted under the 2003 Stock Incentive Plan and the 2001 Equity Incentive Plan.

(2)	Composed of all of the Equity Compensation Plans except the 2003 Stock Incentive Plan, the 2001 Equity Incentive Plan and the 1997 Stock Option Plan.

(3)	Under terms of the 1997 Stock Option Plan, Hanover may grant awards of restricted stock in addition to options. Under the terms of the 2001 Equity Incentive Plan, Hanover may grant awards of restricted stock in addition to options, although no more than 1.0 million of the 1.5 million shares authorized under such plan may be issued pursuant to awards of restricted stock. Under the terms of the 2003 Stock Incentive Plan, Hanover may grant awards of restricted stock and performance awards in addition to options.

(4)	The Board of Directors terminated any existing authority to make future grants under these plans on May 15, 2003.
      The Equity Compensation Plans that have not been approved by security holders are described below. The 1996 Employee Stock Option Plan, the 1998 Stock Option Plan, the December 9, 1998 Stock Option Plan, and the 1999 Stock Option Plan have the following material features: (1) awards under such plans are limited to stock options and may be made, depending on the terms of each plan, to the Company’s officers, directors, employees, advisors and consultants; (2) unless otherwise set forth in any applicable stock option agreement and depending on the terms of each plan, the stock options vest over a period of up to five years; (3) the term of the stock options granted under the plans may not exceed 10 years; and (4) no additional grants may be made under these plans. The Wind Agreement has the following material features: (1) awards are limited to stock options and were made to the specific person named in the agreement; (2) the stock options vest over a period of five years from the date of the agreement; (3) the term of the stock options granted under the agreements is 10 years; and (4) no additional grants may be made under these agreements.

      Additional information as of December 31, 2005, about the Equity Compensation Plans that have not been approved by stockholders is provided in the following table.

			Number of Shares
		Shares Previously	Reserved for Issuance	Weighted-	Shares
	Number of	Issued Pursuant to	Upon the Exercise of	Average	Available
	Shares	Stock Option	Outstanding Stock	Exercise	for Future
Plan or Agreement Name	Issuable(#)	Exercises(#)	Options(#)	Price($)	Grants(#)

1996 Employee Stock Option Plan	116,920	66,148	47,084	$5.70	*
Glenn Wind Stock Option Agreement	47,400	41,472	5,928	$0.003	*
1998 Stock Option Plan	520,000	45,678	224,373	$13.37	**
December 9, 1998 Stock Option Plan	700,000	436,060	172,138	$9.75	**
1999 Stock Option Plan	600,000	27,532	117,328	$14.50	**

*	The authority to make future grants under these plans was terminated upon our initial public offering in 1997.

**	The Board of Directors terminated authority to make future grants under these plans on May 15, 2003.

Item 13.	Certain Relationships and Related Transactions
      The information included or to be included under the caption “Certain Relationships and Transactions” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
      The information included or to be included under the caption “Principal Accounting Fees and Services” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders is incorporated by reference herein.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Documents filed as a part of this report.

1. Financial Statements. The following financial statements are filed as a part of this report.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., incorporated by reference to Exhibit 3.1 to Hanover Compressor Company’s (the “Company”) Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Company, dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, by and between the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Warrant Agreement, dated as of August 7, 1995, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.3	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.4	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.6	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.7	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.8	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.9	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.10	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.11	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

4.12	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.13	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.
4.14	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.15	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.16	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.17	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.18	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.19	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.20	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.21	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Credit Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto.*
10.4	Guarantee and Collateral Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A. as Collateral Agent.*

Exhibit
Number	Description

10.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.6	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.7	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.8	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.9	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.10	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.11	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.12	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.15	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
10.16	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.17	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.18	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit
Number	Description

10.19	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.20	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.21	Amendment No. 2, dated as of July 8, 2005 to Purchase Agreement by and among the Company, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. and Schlumberger Oilfield Holdings Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.
10.22	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.23	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.24	Hanover Compressor Company Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.25	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.26	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.27	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
10.28	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.29	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.30	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.31	Form of Stock Option Agreement for DeVille and Mcneil, incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.32	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.33	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

Exhibit
Number	Description

10.34	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.35	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.36	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.37	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.38	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.39	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32092) on Form S-8 filed with the SEC on March 10, 2000.††
10.40	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.41	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.42	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.43	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††
10.44	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.45	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.46	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.47	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.48	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.49	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††

Exhibit
Number	Description

10.50	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.††
10.51	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.52	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note. ††
10.53	Letter to Brian Matusek regarding employment terms, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2005. ††
10.54	Employment Letter with Norrie Mckay effective as of May 16, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.††
10.55	Form of Change of Control Agreement dated July 29, 2005 between the Company and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2005.††
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct (the “Code of Ethics”), incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2001.
99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2002.
99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2004.

*	Filed herewith

††	Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanover Compressor Company

By:/s/ John E. Jackson

John E. Jackson
President and Chief Executive Officer
Date: March 1, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Jackson John E. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2006

/s/ Lee E. Beckelman Lee E. Beckelman	Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2006

/s/ Anita H. Colglazier Anita H. Colglazier	Vice President and Controller (Principal Accounting Officer)	March 1, 2006

/s/ I. Jon Brumley I. Jon Brumley	Director	March 1, 2006

/s/ Ted Collins, Jr. Ted Collins, Jr.	Director	March 1, 2006

/s/ Margaret K. Dorman Margaret K. Dorman	Director	March 1, 2006

/s/ Robert R. Furgason Robert R. Furgason	Director	March 1, 2006

/s/ Victor E. Grijalva Victor E. Grijalva	Director	March 1, 2006

/s/ Gordon Hall Gordon Hall	Director	March 1, 2006

/s/ Stephen M. Pazuk Stephen M. Pazuk	Director	March 1, 2006

/s/ Alvin V. Shoemaker Alvin V. Shoemaker	Director	March 1, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Hanover Compressor Company:
      We have completed integrated audits of Hanover Compressor Company and its subsidiaries’ (the “Company”) 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 63, present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page 63 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 12 to the financial statements, the Company changed its method of accounting for variable interest entities in 2003.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006

HANOVER COMPRESSOR COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(in thousands, except par
	value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$48,233	$38,076
Accounts receivable, net of allowance of $4,751 and $7,573	243,672	205,644
Inventory, net	251,069	184,798
Costs and estimated earnings in excess of billings on uncompleted contracts	99,166	70,103
Prepaid taxes	8,194	6,988
Current deferred income taxes	13,842	12,583
Assets held for sale	2,020	5,169
Other current assets	38,189	25,674

Total current assets	704,385	549,035
Property, plant and equipment, net	1,823,100	1,876,348
Goodwill, net	184,364	183,190
Intangible and other assets	60,406	65,939
Investments in non-consolidated affiliates	90,741	90,326
Assets held for sale, non-current	—	6,391

Total assets	$2,862,996	$2,771,229

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$4,080	$5,106
Current maturities of long-term debt	1,309	1,430
Accounts payable, trade	92,980	57,402
Accrued liabilities	128,805	119,843
Advance billings	89,513	42,588
Liabilities held for sale	878	517
Billings on uncompleted contracts in excess of costs and estimated earnings	35,126	20,256

Total current liabilities	352,691	247,142
Long-term debt	1,473,559	1,637,080
Other liabilities	38,976	47,232
Deferred income taxes	76,115	60,942

Total liabilities	1,941,341	1,992,396

Commitments and contingencies (Note 19)
Minority interest	11,873	18,778
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 102,392,918 and 87,653,970 shares issued, respectively	102	88
Additional paid-in capital	1,097,766	913,007
Deferred employee compensation—restricted stock grants	(13,249)	(15,180)
Accumulated other comprehensive income	15,214	17,518
Accumulated deficit	(186,088)	(148,071)
Treasury stock—366,091 and 661,810 common shares, at cost, respectively	(3,963)	(7,307)

Total common stockholders’ equity	909,782	760,055

Total liabilities and common stockholders’ equity	$2,862,996	$2,771,229

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenues and other income:
U.S. rentals	$351,128	$341,570	$324,186
International rentals	232,587	214,598	191,301
Parts, service and used equipment	225,636	180,321	164,935
Compressor and accessory fabrication	179,954	158,629	106,896
Production and processing equipment fabrication	360,267	270,284	260,660
Equity in income of non-consolidated affiliates	21,466	19,780	23,014
Other	4,551	3,413	4,088

	1,375,589	1,188,595	1,075,080

Expenses:
U.S. rentals	139,465	144,580	127,425
International rentals	76,512	63,953	61,875
Parts, service and used equipment	169,168	135,929	123,255
Compressor and accessory fabrication	156,414	144,832	96,922
Production and processing equipment fabrication	325,924	242,251	234,203
Selling, general and administrative	182,198	173,066	159,870
Foreign currency translation	7,890	(5,222)	2,548
Securities related litigation settlement	—	(4,163)	42,991
Other	526	407	2,906
Debt extinguishment costs	7,318	—	—
Depreciation and amortization	182,681	175,308	169,164
Goodwill impairment	—	—	35,466
Leasing expense	—	—	43,139
Interest expense	136,927	146,978	89,175

	1,385,023	1,217,919	1,188,939

Loss from continuing operations before income taxes	(9,434)	(29,324)	(113,859)
Provision for income taxes	27,714	24,767	3,629

Loss from continuing operations	(37,148)	(54,091)	(117,488)
Income (loss) from discontinued operations, net of tax	(756)	6,314	10,190
Gain (loss) from sales or write-downs of discontinued operations, net of tax	(113)	3,771	(14,051)

Loss before cumulative effect of accounting changes	(38,017)	(44,006)	(121,349)
Cumulative effect of accounting changes, net of tax	—	—	(86,910)

Net loss	$(38,017)	$(44,006)	$(208,259)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.41)	$(0.64)	$(1.45)
Income (loss) from discontinued operations, net of tax	(0.01)	0.12	(0.05)
Cumulative effect of accounting changes, net of tax	—	—	(1.07)

Net loss	$(0.42)	$(0.52)	$(2.57)

Weighted average common and equivalent shares outstanding:
Basic	91,556	84,792	81,123

Diluted	91,556	84,792	81,123

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2005	2004	2003

	(in thousands)
Net loss	$(38,017)	$(44,006)	$(208,259)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	608	8,638	5,693
Foreign currency translation adjustment	(2,912)	(347)	17,230

Comprehensive loss	$(40,321)	$(35,715)	$(185,336)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(38,017)	$(44,006)	$(208,259)
Adjustments:
Depreciation and amortization	182,681	175,308	169,164
(Income) loss from discontinued operations, net of tax	869	(10,085)	3,861
Cumulative effect of accounting changes, net of tax	—	—	86,910
Bad debt expense	1,955	2,658	4,028
Gain on sale of property, plant and equipment	(13,183)	(6,076)	(6,012)
Equity in income of non-consolidated affiliates, net of dividends received	(2,783)	(10,112)	(4,563)
(Gain) loss on derivative instruments	416	1,886	(4,606)
(Gain) loss on remeasurement of intercompany balances	12,155	(5,456)	(1,607)
Securities related litigation settlement, in excess of cash paid	—	(6,326)	39,494
Goodwill impairment	—	—	35,466
Gain on sale of non-consolidated affiliates	—	(300)	—
Gain on sale of business	(367)	—	—
Restricted stock compensation expense	5,676	2,599	1,178
Pay-in-kind interest on long-term notes payable	23,336	20,966	21,048
Deferred income taxes	19,304	11,627	(9,787)
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(45,061)	(4,021)	17,537
Inventory	(73,936)	(21,966)	7,168
Costs and estimated earnings versus billings on uncompleted contracts	(21,117)	(5,733)	16,455
Prepaid and other current assets	(15,840)	(561)	21,026
Accounts payable and other liabilities	41,037	(3,806)	(33,259)
Advance billings	47,549	16,130	(4,213)
Other	(1,804)	10,996	(965)

Net cash provided by continuing operations	122,870	123,722	150,064
Net cash provided by (used in) discontinued operations	(383)	8,115	14,671

Net cash provided by operating activities	122,487	131,837	164,735

Cash flows from investing activities:
Capital expenditures	(155,146)	(90,496)	(142,466)
Payments for deferred lease transaction costs	—	—	(1,246)
Proceeds from sale of property, plant and equipment	51,101	24,265	23,009
Proceeds from the sale of business	2,724	—	—
Proceeds from sale of non-consolidated affiliates	—	4,663	500
Cash used for business acquisitions, net	(3,426)	—	(15,000)
Cash returned from non-consolidated affiliates	—	—	64,837
Cash used to acquire investments in and advances to non-consolidated affiliates	(500)	(250)	(500)

Net cash used in continuing operations	(105,247)	(61,818)	(70,866)
Net cash provided by discontinued operations	1,220	72,947	27,396

Net cash provided by (used in) investing activities	(104,027)	11,129	(43,470)

Cash flows from financing activities:
Borrowings on revolving credit facilities	152,000	52,200	145,000
Repayments on revolving credit facilities	(111,000)	(72,200)	(274,500)
Payments for debt issue costs	(2,592)	(253)	(7,464)
Proceeds from stock options exercised	4,990	9,549	6,699
Issuance of convertible senior notes, net	—	—	138,941
Issuance of senior notes, net	—	194,125	193,698
Proceeds from equity offering, net of issuance costs	179,100	—	—
Payments of 1999 compression equipment lease obligations	—	—	(200,000)
Payments of 2000A compression equipment lease obligations	—	(200,000)	—
Payments of 2000B compression equipment lease obligations	(57,589)	(115,000)	—
Payments of 2001A compression equipment lease obligations	(172,177)	—	—
Borrowings of other debt	2,180	—	—
Repayment of other debt	(1,802)	(30,771)	(68,293)

Net cash used in continuing operations	(6,890)	(162,350)	(65,919)
Net cash used in discontinued operations	—	—	(18,538)

Net cash used in financing activities	(6,890)	(162,350)	(84,457)

Effect of exchange rate changes on cash and equivalents	(1,413)	841	800

Net increase (decrease) in cash and cash equivalents	10,157	(18,543)	37,608
Cash and cash equivalents at beginning of year	38,076	56,619	19,011

Cash and cash equivalents at end of year	$48,233	$38,076	$56,619

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$118,787	$125,047	$49,011

Income taxes paid, net	$18,471	$15,830	$1,129

Supplemental disclosure of noncash transactions:
Assets (received) sold in exchange for note receivable	$1,600	$1,314	$3,300

Common stock issued in exchange for notes receivable	—	—	$35

Conversion of deferred stock option liability	$282	$334	$289

Common stock issued for securities settlement	$—	$29,800	—

Issuance of restricted stock grants, net of forfeitures	$3,745	$12,327	$4,345

Acquisitions of businesses:
Cash	—	—	$209

Property, plant and equipment acquired	$359	—	$267

Other assets acquired, net of cash acquired	$286	—	$3,918

Investments in and advances to non-consolidated affiliates	—	—	$(4,673)

Goodwill	$2,781	—	$15,558

Liabilities assumed	—	—	$(279)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

				Accumulated			Deferred	Retained
	Common stock		Additional	other	Treasury stock		compensation-	earnings/
			paid-in	comprehensive			restricted	(accumulated
	Shares	Amount	capital	income (loss)	Shares	Amount	stock grants	deficit)

	(in thousands, except share data)
Balance at December 31, 2002	80,815,209	$81	$841,657	$(13,696)	(252,815)	$(2,325)	$(2,285)	$104,194
Exercise of stock options	1,432,636	1	6,987	—	—	—	—	—
Cumulative translation adjustment	—	—	—	17,230	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	5,693	—	—	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	400,384	1	4,345	—	—	—	(3,167)	—
Issuance of common stock to employees	1,400	—	35	—	—	—	—	—
Income tax benefit from stock options exercised	—	—	2,996	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(208,259)

Balance at December 31, 2003	82,649,629	$83	$856,020	$9,227	(252,815)	$(2,325)	$(5,452)	$(104,065)
Exercise of stock options	1,140,073	1	9,882	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(347)	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	8,638	—	—	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	1,364,268	1	17,308	—	(408,995)	(4,982)	(9,728)	—
Issuance of common stock for shareholder litigation	2,500,000	3	29,797	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(44,006)

Balance at December 31, 2004	87,653,970	$88	$913,007	$17,518	(661,810)	$(7,307)	$(15,180)	$(148,071)
Exercise of stock options	1,564,363	1	5,271	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(2,912)	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	608	—	—	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	20,200	—	401	—	295,719	3,344	1,931	—
Equity offering, net of issuance costs	13,154,385	13	179,087	—	—	—	—
Net loss	—	—	—	—	—	—	—	(38,017)

Balance at December 31, 2005	102,392,918	$102	$1,097,766	$15,214	(366,091)	$(3,963)	$(13,249)	$(186,088)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

1.	The Company, Business and Significant Accounting Policies
      Hanover Compressor Company, together with its subsidiaries (“we”, “us”, “our”, “Hanover”, or “the Company”), is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas production, processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms, primarily for use in Europe and the Middle East.
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

Concentrations of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. We believe that the credit risk in temporary cash investments that we have with financial institutions is minimal. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our rental contracts. Trade accounts receivable is recorded net of estimated doubtful accounts of approximately $4.8 million and $7.6 million at December 31, 2005 and 2004, respectively.
      The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2005, 2004, and 2003, our bad debt expense was $2.0 million, $2.7 million and $4.0 million, respectively.

Inventory
      Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method.

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other rental assets	4 to 30 years
Buildings	20 to 35 years
Transportation, shop equipment and other	3 to 12 years

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When rental equipment is sold, retired or otherwise disposed of, the cost, net of accumulated depreciation is recorded in parts, service and used equipment expenses. Sales proceeds are recorded in parts, service and used equipment revenues. Interest is capitalized in connection with compression equipment and facilities meeting specific thresholds that are constructed for Hanover’s use in our rental operations until such equipment is complete. The capitalized interest is recorded as part of the assets to which it relates and is amortized over the asset’s estimated useful life.

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

Goodwill and Other Intangibles
      Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred pursuant to Statement of Financial Accounting Standard (“SFAS”) 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Identifiable intangibles are amortized over the assets’ estimated useful lives.

Advance Billings
      Advance billings are primarily comprised of billings related to jobs where revenue is recognized on the percentage-of-completion method that have not begun and advance billings on installation and other service jobs.

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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation
      The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries for which we have determined that the U.S. dollar is the functional currency, financial statements are measured using U.S. dollar functional currency and translation gains and losses are included in net income (loss).

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
      The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted loss per common share (in thousands):

	Years Ended December 31,

	2005	2004	2003

Weighted average common shares outstanding — used in basic loss per common share	91,556	84,792	81,123
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	**	**	**
On exercise of warrants	**	**	**
On conversion of convertible subordinated notes due 2029	**	**	**
On conversion of convertible senior notes due 2008	**	**	**
On conversion of convertible senior notes due 2014	**	**	**

Weighted average common shares and dilutive potential common shares — used in dilutive loss per common share	91,556	84,792	81,123

**	Excluded from diluted loss per common share as the effect would have been anti-dilutive.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,

	2005	2004	2003

Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	2,378	2,512	1,264
On exercise of options-exercise price greater than average market value at end of period	935	995	3,929
On exercise of warrants	2	4	4
On conversion of convertible subordinated notes due 2029	4,825	4,825	4,825
On conversion of convertible senior notes due 2008	4,370	4,370	4,370
On conversion of convertible senior notes due 2014	9,583	9,583	420

	22,093	22,289	14,812

Stock Options and Stock-Based Compensation
      Certain of our employees participate in stock incentive plans that provide for the granting of options to purchase shares of Hanover common stock and grants of restricted stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), Hanover measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Except for shares that vest based on performance, we recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. For restricted shares that vest based on performance, we will record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest. The treasury stock received from forfeitures of restricted stock is recorded based on the value used to measure our compensation expense for such shares. The following pro forma net loss and loss per share data illustrates the effect on net loss and net loss per share if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Years Ended December 31,

	2005	2004	2003

Net loss as reported	$(38,017)	$(44,006)	$(208,259)
Add back: Restricted stock grant expense, net of tax	5,676	2,599	766
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(8,098)	(4,817)	(2,628)

Pro forma net loss	$(40,439)	$(46,224)	$(210,121)

Loss per share:
Basic, as reported	$(0.42)	$(0.52)	$(2.57)
Basic, pro forma	$(0.44)	$(0.55)	$(2.59)
Diluted, as reported	$(0.42)	$(0.52)	$(2.57)
Diluted, pro forma	$(0.44)	$(0.55)	$(2.59)
      In 2005, 2004 and 2003 we granted approximately 374,000, 1,328,000 and 439,000 shares, respectively, of restricted Hanover common stock under our stock incentive plans to certain employees, including our executive officers, as part of an incentive compensation plan. During the years ended December 31, 2005, 2004 and 2003, we recognized $5.7 million, $2.6 million and $1.2 million,

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, in compensation expense related to restricted stock grants. As of December 31, 2005 and 2004, approximately 1,357,000 and 1,344,000 shares, respectively, of restricted stock were outstanding under our incentive compensation plans.
      The restricted shares granted during 2005 vest subject to continued employment over a three-year period at the rate of one-third per year, beginning on the first anniversary of the grant date. Approximately 60% of the shares of restricted stock that were granted during 2004 will vest subject to continued employment over a three-year period at a rate of one-third per year, beginning on the first anniversary of the date of the grant, and approximately 40% of the shares of restricted stock that were granted will vest in July 2007, subject to continued employment and subject to the achievement of certain pre-determined performance based criteria. In the event of a change of control of Hanover, these grants are subject to accelerated vesting. The restricted shares granted during 2003 vest subject to continued employment over a four-year period at the rate of one-fourth per year, beginning on the first anniversary of the date of grant.

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

	December 31,

	2005	2004

Fair value of derivative financial instruments, net of tax	$—	$(608)
Foreign currency translation adjustment	15,214	18,126

	$15,214	$17,518

      Income taxes included in the fair value of derivative financial investments was $0.0 million and $0.9 million at December 31, 2005 and 2004, respectively.

Financial Instruments
      Our financial instruments include cash, receivables, payables, and debt. Except as described below, the estimated fair value of such financial instruments at December 31, 2005 and 2004 approximate their carrying value as reflected in our consolidated balance sheet. The fair value of our debt has been estimated based on year-end quoted market prices.
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
      We utilize derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuation on a portion of our leasing obligations. We do not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2005 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2.	Business Acquisitions
      Acquisitions were accounted for under the purchase method of accounting. Results of operations of companies acquired are included from the date of acquisition. We allocate the cost of the acquired business to the assets acquired and the liabilities assumed based upon fair value estimates thereof. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to redefine and requantify assets acquired and liabilities assumed. The allocation period varies for each acquisition but does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised purchase price allocation. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods the adjustments are determined. Material changes in preliminary allocations are not anticipated by management.

Year Ended December 31, 2005
      In April 2005, we acquired certain assets of Part Technical Services, S.A. (“PTS”) for approximately $3.4 million. PTS is located in Mexico and provides operations and maintenance services to customers with natural gas compression equipment.

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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2003, we acquired the remaining 50% interest in Servi Compressores, CA and cancelled the note receivable related to the sale of such interest in June 2000.

3.	Discontinued Operations and Other Assets Held for Sale
      During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our U.S. rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our consolidated statement of operations. Due to changes in market conditions, we have made valuation adjustments and the disposal plan for a small piece of our original non-oilfield power generation business was not completed in 2005. In the year ended December 31, 2005, we sold certain assets related to our discontinued operations for total sales proceeds of $1.2 million that resulted in $0.1 million in income. In the year ended December 31, 2005, we sold certain other assets held for sale, including a fabrication facility that was closed as part of the consolidation of our fabrication operations in 2003. We received proceeds of $6.5 million from these sales that resulted in a $0.2 million loss and is reflected in other revenue. We are continuing to actively market these assets and we expect to sell the remaining assets within the next three to six months and the assets and liabilities are reflected as held-for-sale on our consolidated balance sheet.
      In November 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. The sale of our Canadian compression rental fleet and our interest in CES resulted in a $2.1 million gain, net of tax. These businesses are reflected as discontinued operations in our consolidated statements of operations.
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
      In 2003, we announced that we had agreed to sell our 49% membership interest in Panoche and our 92.5% membership interest in Gates to Hal Dittmer and Fresno Power Investors Limited Partnership, who owned the remaining interests in Panoche and Gates. Panoche and Gates own gas-fired peaking power plants of 49 megawatts and 46 megawatts, respectively. These assets met the criteria to be recognized as discontinued operations. The Panoche transaction closed in June 2003 and the Gates transaction closed in September 2003. Total consideration for the transactions was approximately $27.2 million consisting of approximately $6.4 million in cash, $2.8 million in notes that matured in May 2004, a $0.5 million note that matured in September 2005 and the release of our obligations under a capital lease from GE Capital to Gates that had an outstanding balance of approximately $17.5 million at the time of the Gates closing. In addition, we were released from a

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$12 million letter of credit from us to GE Capital that was provided as additional credit support for the Gates capital lease.
      Summary of operating results of the discontinued operations (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues and other:
U.S. rentals	$446	$261	$4,490
International rentals	—	12,930	15,103
Parts, service and used equipment	—	9,663	21,311
Equity in income of non-consolidated affiliates	—	123	624
Other	79	695	928

	525	23,672	42,456

Expenses:
U.S. rentals	855	914	1,176
International rentals	—	5,827	5,590
Parts, service and used equipment	—	7,010	14,698
Selling, general and administrative	321	1,657	8,297
Foreign currency translation	—	(1,087)	—
Depreciation and amortization	—	2,964	3,438
Interest expense	105	—	796
Other	—	468	433

	1,281	17,753	34,428

Income (loss) from discontinued operations before income taxes	(756)	5,919	8,028
Benefit from income taxes	—	(395)	(2,162)

Income (loss) from discontinued operations	$(756)	$6,314	$10,190

      Summary balance sheet data for assets held for sale as of December 31, 2005 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total

Current assets	$—	$2,020	$—	$2,020
Property plant and equipment	—	—	—	—

Assets held for sale	—	2,020	—	2,020
Current liabilities	—	878	—	878

Liabilities held for sale	—	878	—	878

Net assets held for sale	$—	$1,142	$—	$1,142

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary balance sheet data for assets held for sale as of December 31, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total

Current assets	$2,455	$2,714	$—	$5,169
Property plant and equipment	—	1,077	5,314	6,391

Assets held for sale	2,455	3,791	5,314	11,560
Current liabilities	—	517	—	517

Liabilities held for sale	—	517	—	517

Net assets held for sale	$2,455	$3,274	$5,314	$11,043

4.	Inventory
      Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,

	2005	2004

Parts and supplies	$135,310	$135,751
Work in progress	105,405	42,708
Finished goods	10,354	6,339

	$251,069	$184,798

      During the year ended December 31, 2005, 2004 and 2003 we recorded approximately $0.1 million, $1.1 million and $1.5 million, respectively, in inventory write-downs and reserves for parts inventory which was either obsolete, excess or carried at a price above market value. As of December 31, 2005 and 2004, we had inventory reserves of $11.8 million and $11.7 million, respectively.

5.	Compressor and Production and Processing Equipment Fabrication Contracts
      Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,

	2005	2004

Costs incurred on uncompleted contracts	$372,675	$268,088
Estimated earnings	42,976	31,131

	415,651	299,219
Less — billings to date	(351,611)	(249,372)

	$64,040	$49,847

      Presented in the accompanying financial statements as follows (in thousands):

	December 31,

	2005	2004

Costs and estimated earnings in excess of billings on uncompleted contracts	$99,166	$70,103
Billings on uncompleted contracts in excess of costs and estimated earnings	(35,126)	(20,256)

	$64,040	$49,847

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, plant and equipment
      Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2005	2004

Compression equipment, facilities and other rental assets	$2,441,119	$2,360,799
Land and buildings	87,604	89,573
Transportation and shop equipment	77,507	78,577
Other	53,824	51,054

	2,660,054	2,580,003
Accumulated depreciation	(836,954)	(703,655)

	$1,823,100	$1,876,348

      Depreciation expense was $171.5 million, $162.0 million and $157.2 million in 2005, 2004 and 2003, respectively. Depreciation expense for 2003 includes $14.3 million for the impairment of certain idle units of our compression fleet that are being retired and the acceleration of depreciation of certain plants and facilities expected to be sold or abandoned. Assets under construction of $88.5 million and $61.7 million are included in compression equipment, facilities and other rental assets at December 31, 2005 and 2004, respectively. We capitalized $0.4 million, $0.3 million and $1.0 million of interest related to construction in process during 2005, 2004, and 2003, respectively.
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
      During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using proceeds from the August 2005 public offering of our common stock. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility. During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004 and December 2003, we exercised our purchase options under the 2000A and 1999 compression equipment operating leases (See Note 11). As of December 31, 2005, the remaining compression assets owned by the entities that lease equipment to us but, pursuant to our adoption of FIN 46 are included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $352.3 million, including improvements made to these assets after the sale leaseback transactions.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible and Other Assets
      Intangible and other assets consisted of the following (in thousands):

	December 31,

	2005	2004

Deferred debt issuance and leasing transactions costs	$28,331	$35,891
Notes and other receivables	13,284	7,300
Intangibles	4,682	6,070
Deferred taxes	7,999	8,869
Other	6,110	7,809

	$60,406	$65,939

      Notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business.
      Intangible assets and debt issuance transactions costs consisted of the following:

	As of December 31, 2005		As of December 31, 2004

	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

	(in thousands)
Deferred debt issuance transaction costs	$54,205	$(25,874)	$52,674	$(16,783)
Marketing related (3-20 yr life)	2,063	(324)	4,581	(2,435)
Customer related (20 yr life)	2,724	(423)	3,684	(889)
Technology based (5 yr life)	868	(355)	1,529	(567)
Contract based (17 yr life)	650	(521)	650	(483)

	$60,510	$(27,497)	$63,118	$(21,157)

      Amortization of intangible and deferred debt issuance transaction costs totaled $11.2 million, $13.3 million and $12.0 million in 2005, 2004 and 2003, respectively. Estimated future intangible amortization expense is (in thousands):

2006	$5,760
2007	5,746
2008	4,613
2009	3,893
2010	3,691
Thereafter	9,310

$33,013

8.	Investments in Non-Consolidated Affiliates
      Investments in affiliates that are not controlled by Hanover but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the Consolidated Statement of Operations as Equity in income of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities. Our equity method investments totaled approximately $90.7 million and $89.2 million at December 31, 2005 and 2004, respectively.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our ownership interest and location of each equity method investee at December 31, 2005 is as follows:

	Ownership
	Interest	Location	Type of Business

PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
Simco/Harwat Consortium	35.5%	Venezuela	Water Injection Plant
      Summarized balance sheet information for investees accounted for by the equity method follows (on a 100% basis, in thousands):

	December 31,

	2005	2004

Current assets	$137,936	$148,938
Non-current assets	495,071	528,669
Current liabilities, excluding debt	37,403	35,407
Debt payable	301,384	349,030
Other non-current liabilities	51,752	41,053
Owners’ equity	242,468	252,117
      Summarized earnings information for these entities for the years ended December 31, 2005, 2004 and 2003 follows (on a 100% basis, in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues	$193,153	$186,457	$277,575
Operating income	134,777	127,698	136,998
Net income	54,473	57,775	60,526
      PIGAP II, El Furrial and Simco/ Harwat Consortium were acquired in connection with the Production Operators Corporation (“POC”) acquisition completed in August 2001. During 2005, 2004 and 2003, we received approximately $18.7 million, $9.8 million and $18.5 million in dividends from these joint ventures. At December 31, 2005, 2004 and 2003 we had cumulatively recognized approximately $31.0 million, $28.0 million and $17.4 million, respectively, of earnings in excess of distributions from these joint ventures. We also hold interests in companies in which we do not exercise significant influence over the operations. These investments are accounted for using the cost method. Cost method investments totaled approximately $0.0 and $1.1 million at December 31, 2005 and 2004, respectively.
      The financial statements of PIGAP II and El Furrial are required by Rule 3-09 of Regulation S-X and will be filed as an amendment to this Form 10-K by June 29, 2006.
      In connection with our investment in El Furrial and Simco/ Harwat Consortium, we guaranteed our portion of the debt in the joint venture related to these projects. At December 31, 2005 and 2004 we have guaranteed approximately $39.5 million and $48.3 million, respectively, of the debt which is on the books of these joint ventures. These amounts are not recorded on Hanover’s books.
      In December 2004, we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. (See Note 3.) In the normal course of business, we engage in purchase and sale transactions with Collicutt Energy Services Ltd. During the years ended December 31, 2004 and 2003, we had sales to

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this related party of $0.0 million and $0.3 million, respectively; and purchases of $6.1 million and $6.1 million, respectively.
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

9.	Goodwill
      Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred pursuant to the provisions of SFAS 142. The provisions of SFAS 142 require us to identify our reporting units and perform an annual impairment assessment of the goodwill attributable to each reporting unit. We allocate goodwill to our reporting units based on the business acquisition from which it resulted. We perform our annual impairment assessment in the fourth quarter of the year and determine the fair value of reporting units using a combination of the expected present value of future cash flows and a market approach.
      There were no impairments in 2005 and 2004 related to our annual impairment test. During 2003, we performed an impairment review of goodwill and because the present value of Belleli’s expected cash flows was less than the book value of our investment in Belleli, we determined that a $35.5 million impairment charge should be recorded on the goodwill associated with Belleli. (See Note 2.)
      The table below presents the change in the net carrying amount of goodwill for the years ended December 31, 2005 and 2004 (in thousands):

			Purchase
			Adjustment
	December 31,	Acquisitions/	and Other	December 31,
	2004	Dispositions(1)	Adjustments(3)	2005

U.S. rentals	$100,456	$—	$(247)	$100,209
International rentals	35,085	2,781	(212)	37,654
Parts, service and used equipment	33,076	(562)	(404)	32,110
Compressor and accessory fabrication	14,573	—	(182)	14,391

Total	$183,190	$2,219	$(1,045)	$184,364

			Purchase
			Adjustment and
	December 31,	Acquisitions/	Other	December 31,
	2003	Dispositions(2)	Adjustments(3)	2004

U.S. rentals	$95,597	$—	$4,859	$100,456
International rentals	34,282	(2,145)	2,948	35,085
Parts, service and used equipment	32,870	—	206	33,076
Compressor and accessory fabrication	14,573	—	—	14,573

Total	$177,322	$(2,145)	$8,013	$183,190

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Additions to goodwill for our international rentals segment in 2005 relates to our acquisition of PTS.

(2)	Relates to sale of the compression rental assets of our Canadian subsidiary.

(3)	Relates primarily to purchase price adjustments for taxes related to acquisitions.

10.	Accrued Liabilities
      Accrued liabilities are comprised of the following (in thousands):

	December 31,

	2005	2004

Accrued salaries, bonuses and other employee benefits	$36,823	$30,323
Accrued income and other taxes	26,868	31,182
Current portion of interest rate swaps	1,849	1,061
Accrued interest	19,838	25,386
Accrued other	43,427	31,891

	$128,805	$119,843

11.	Debt
      Short-term debt consisted of the following (in thousands):

	December 31,

	2005	2004

Belleli— factored receivables	$1,129	$1,011
Belleli— revolving credit facility	2,951	4,095

Short-term debt	$4,080	$5,106

      Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 3.0% and 4.0% at December 31, 2005 and 2004. Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.9% and 4.0% at December 31, 2005 and 2004, respectively. These revolving credit facilities are callable during 2006.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt consisted of the following (in thousands):

	December 31,

	2005	2004

Bank credit facility due November 2010	$48,000	$7,000
4.75% convertible senior notes due 2008*	192,000	192,000
4.75% convertible senior notes due 2014*	143,750	143,750
8.625% senior notes due 2010**	200,000	200,000
9.0% senior notes due 2014**	200,000	200,000
2000B compression equipment lease notes, interest at 5.2%, due October 2005	—	55,861
2001A compression equipment lease notes, interest at 8.5%, due September 2008	133,000	300,000
2001B compression equipment lease notes, interest at 8.75%, due September 2011	250,000	250,000
Zero coupon subordinated notes, interest at 11%, due March 2007*	229,803	206,467
7.25% convertible subordinated notes due 2029*	86,250	86,250
Fair value adjustment— fixed to floating interest rate swaps	(9,686)	(5,996)
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	1,751	3,178

	1,474,868	1,638,510
Less— current maturities	(1,309)	(1,430)

Long-term debt	$1,473,559	$1,637,080

*	Securities issued by Hanover (parent company)

**	Securities issued by Hanover (parent company) and guaranteed by HCLP.
     Maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2005 are (in thousands):

December 31,
2005

2006	$1,309
2007	230,025
2008	325,045
2009	49
2010	238,368
Thereafter	680,072

$1,474,868

Bank Credit Facility
      In November 2005, we entered into a $450 million bank credit facility having a maturity date of November 21, 2010. Our prior $350 million bank credit facility that was scheduled to mature in December 2006 was terminated upon closing of the new facility. The new facility also provides for an incremental term loan facility of up to $300 million. The incremental term loan was undrawn at December 31, 2005 and was not syndicated with the credit facility. The new agreement prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock. Borrowings under the new facility are secured by substantially all of our unencumbered personal property and real property assets. In addition, all of the capital stock of domestic subsidiaries and 66% of the capital stock of the first tier international subsidiaries has been pledged to secure the obligations under the new credit facility. Up to

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$75 million of the credit facility can be borrowed in loans denominated in euros. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.
      Our bank credit facility provides for a $450 million revolving credit in which U.S. dollar-denominated advances bear interest at our option, at (a) the greater of the Administrative Agent’s prime rate or the federal funds effective rate plus 0.50% (“ABR”), or (b) the eurodollar rate (“LIBOR”), in each case plus an applicable margin ranging from 0.375% to 1.5%, with respect to ABR loans, and 1.375% to 2.5%, with respect to LIBOR loans, in each case depending on our consolidated leverage ratio. Euro-denominated advances bear interest at the eurocurrency rate, plus an applicable margin ranging from 1.375% to 2.5%, depending on our consolidated leverage ratio. A commitment fee ranging from 0.375% to 0.5%, depending on our consolidated leverage ratio, times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility.
      As of December 31, 2005, we had $48.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facilities bore interest at a weighted average rate of 6.1% and 5.2% at December 31, 2005 and 2004, respectively. As of December 31, 2005, we also had approximately $118.6 million in letters of credit outstanding under our new bank credit facility. Our new bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness. Additional borrowings of up to $283.4 million were available under that facility as of December 31, 2005.
      As of December 31, 2005, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
      In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 permit us (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness and (2) to incur additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010 and our 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2005, Hanover’s coverage ratio exceeded 2.25 to 1.0.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.0% Senior Notes due 2014
      In June 2004, we issued $200 million aggregate principal amount of 9.0% Senior Notes due June 1, 2014 (the “2014 Senior Notes”). The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A compression equipment lease that was to expire in March 2005. We may redeem up to 35% of the 2014 Senior Notes using the proceeds of certain equity offerings completed before June 1, 2007 at a redemption price of 109% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 2014 Senior Notes at any time on or after June 1, 2009 at certain redemption prices together with accrued interest, if any, to the date of redemption.
      The 2014 Senior Notes are our general unsecured senior obligations and rank equally in right of payment with all of our other senior debt. The 2014 Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the senior notes. The 2014 Senior Notes are guaranteed on a senior subordinated basis by HCLP. The 2014 Senior Notes rank equally in right of payment with the 2010 Senior Notes described below and the guarantee of the 2014 Senior Notes by HCLP ranks equally in right of payment with the guarantee of the 2010 Senior Notes by HCLP. The indenture under which the 2014 Senior Notes were issued contains various financial covenants which limit, among other things, our ability to incur additional indebtedness or sell assets. The fair value of the 2014 Senior Notes is approximately $219.0 million at December 31, 2005.
8.625% Senior Notes due 2010
      In December 2003, we issued $200 million aggregate principal amount of 8.625% Senior Notes due December 15, 2010 (the “2010 Senior Notes”). The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $194.0 million and $6.0 million, respectively, under our 1999A compression equipment lease that was to expire in June 2004. We may redeem up to 35% of the 2010 Senior Notes using the proceeds of certain equity offerings completed before December 15, 2006 at a redemption price of 108.625% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 2010 Senior Notes at any time on or after December 15, 2007 at certain redemption prices together with accrued interest, if any, to the date of redemption.
      The 2010 Senior Notes are our general unsecured senior obligations and rank equally in right of payment with all of our other senior debt. The 2010 Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the 2010 Senior Notes. The 2010 Senior Notes are guaranteed on a senior subordinated basis by HCLP. The 2010 Senior Notes rank equally in right of payment with the 2014 Senior Notes and the guarantee of the 2010 Senior Notes by HCLP ranks equally in right of payment with the guarantee of the 2014 Senior Notes by HCLP. The indenture under which the 2010 Senior Notes were issued contains various financial covenants which limit, among other things, our ability to incur additional indebtedness or sell assets. The fair value of the 2010 Senior Notes is approximately $212.0 million at December 31, 2005.
4.75% Convertible Senior Notes due 2014
      In December 2003 we issued $143.75 million aggregate principal amount of 4.75% Convertible Senior Notes due January 15, 2014. The convertible senior notes are convertible by holders into shares of our common stock at an initial conversion rate of 66.6667 shares of common stock per $1,000 principal amount of convertible senior notes (subject to adjustment in certain events), which is equal to an initial conversion price of $15.00 per share, at any time prior to their stated maturity or redemption or repurchase by us.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At any time on or after January 15, 2011 but prior to January 15, 2013, we may redeem some or all of the convertible senior notes at a redemption price equal to 100% of the principal amount of the convertible senior notes plus accrued and unpaid interest, if any, if the price of our common stock exceeds 135% of the conversion price of the convertible senior notes then in effect for 20 trading days out of a period of 30 consecutive trading days. At any time on or after January 15, 2013, we may redeem some or all of the convertible senior notes at a redemption price equal to 100% of the principal amount of the convertible senior notes plus accrued and unpaid interest, if any. Holders have the right to require us to repurchase the convertible senior notes upon a specified change in control, at a repurchase price equal to 100% of the principal amount of the convertible senior notes plus accrued and unpaid interest, if any.
      The convertible senior notes are our general unsecured obligations and rank equally in right of payment with all of our other senior debt. The convertible senior notes are effectively subordinated to all existing and future liabilities of our subsidiaries. The fair value of the 2014 convertible senior notes is approximately $164.7 million at December 31, 2005.
4.75% Convertible Senior Notes due 2008
      In March 2001, we issued $192 million aggregate principal amount of 4.75% Convertible Senior Notes due March 15, 2008. The convertible senior notes are convertible at the option of the holder into shares of our common stock at a conversion rate of 22.7596 shares of common stock per $1,000 principal amount of convertible senior notes, which is equivalent to a conversion price of approximately $43.94 per share. The conversion rate is subject to anti-dilution adjustment in certain events.
      We have the right at any time to redeem some or all of the convertible senior notes. If we experience a specified change in control, a holder of the convertible senior notes may require us to repurchase, with cash or common stock, some or all of the convertible senior notes at a price equal to 100% of the principal amount plus accrued and unpaid interest to the repurchase date.
      The convertible senior notes are our general unsecured obligations and rank equally in right of payment with all of our other senior debt. The convertible senior notes are effectively subordinated to all existing and future liabilities of our subsidiaries. The fair value of the 2008 convertible senior notes is approximately $189.1 million at December 31, 2005.
Zero Coupon Subordinated Notes due March 31, 2007
      On May 14, 2003, we entered into an agreement with Schlumberger to terminate our right to put our interest in the PIGAP II joint venture to Schlumberger. We had previously given notice of our intent to exercise the PIGAP put in January 2003. We also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from Hanover in August 2001 as part of the purchase price for the acquisition of POC’s natural gas compression business, ownership interest in certain joint venture projects in Latin America, and related assets. As a result, we retained our interest in PIGAP. As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. We restructured the $150 million subordinated note as our Zero Coupon Subordinated Notes due March 31, 2007, which notes were issued to Schlumberger in such transaction and were sold by Schlumberger in a registered public offering in December 2003. Original issue discount accretes under the zero coupon notes at a rate of 11.0% per annum for their remaining life, up to a total principal amount of approximately $263 million payable at maturity. The zero coupon notes will accrue additional interest at a rate of 2.0% per annum upon the occurrence and during the continuance of an event of default under the zero coupon notes. The zero coupon notes will also accrue additional interest at a rate of 3.0% per annum if our consolidated leverage ratio, as defined in the indenture governing the

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
zero coupon notes, exceeds 5.18 to 1.0 as of the end of any two consecutive fiscal quarters. Notwithstanding the preceding, in no event will the total additional interest accruing on the zero coupon notes exceed 3.0% per annum if both of the previously mentioned circumstances occur. The zero coupon notes also contain a covenant that limits our ability to incur additional indebtedness if our consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions. The zero coupon notes may be redeemed at any time beginning March 31, 2006.
      The zero coupon notes are our general subordinated unsecured obligations and rank junior in right of payment to all of our senior debt and senior subordinated debt. The zero coupon notes are not guaranteed by any of our subsidiaries and therefore are effectively subordinated to all obligations of our existing and future subsidiaries. The fair value of the 2007 zero coupon notes is approximately $236.4 million at December 31, 2005.
7.25% Convertible Subordinated Notes due 2029
      In December 1999, we issued $86.3 million of unsecured 7.25% Mandatorily Redeemable Convertible Preferred Securities through our subsidiary, Hanover Compressor Capital Trust, a Delaware business trust. Under a guarantee agreement, we guaranteed on a subordinated basis any payments required to be made by Hanover Compressor Capital Trust to the extent the trust does not have funds available to make the payments.
      The Mandatorily Redeemable Convertible Preferred Securities are convertible at the option of the holder into 2.7972 shares of our common stock, subject to adjustment for certain events, have a liquidation amount of $50 per security and mature in 30 years, but we may redeem them, in whole or in part, at any time. We are required to pay annual cash distributions at the rate of 7.25%, payable quarterly in arrears. However, such payments may be deferred for up to 20 consecutive quarters subject to certain restrictions. We recorded approximately $6.3 million in interest expense, during 2005, 2004 and 2003, for distributions related to convertible preferred securities. During any periods in which payments are deferred, in general, we cannot pay any dividend or distribution on our capital stock or redeem, purchase, acquire or make any liquidation on any of our capital stock.
      Prior to December 31, 2003, these securities were reported on our balance sheet as Mandatorily Redeemable Convertible Preferred Securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of Hanover Compressor Capital Trust, Hanover Compressor Capital Trust is a VIE under FIN 46. As such, the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to Hanover Compressor Capital Trust as a debt. These intercompany notes had previously been eliminated in our consolidated financial statements. The changes related to our Mandatorily Redeemable Convertible Preferred Securities on our balance sheet are reclassifications and had no impact on our consolidated results of operations or cash flow. The fair value of the 2008 convertible senior notes is approximately $83.4 million at December 31, 2005.
2001 Sale Leaseback Transactions
      In August 2001 and in connection with the POC acquisition, HCLP completed two sale leaseback transactions with two separate trusts involving certain compression equipment. Under the first transaction, HCLP received proceeds of $309.3 million from Hanover Equipment Trust 2001A (the “Trust 2001A”) from the sale of compression equipment. Simultaneously, the Trust 2001A issued notes in the principal amount of $300 million. The notes are secured by an assignment of the lease and a security interest in the equipment. The agreements under which the notes were issued contain various financial covenants which require, among other things, that we meet our specified quarterly financial

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ratios and restricts, among other things, our ability to incur additional indebtedness or sell assets. The notes, which bear interest at 8.5% paid semiannually, mature on September 1, 2008. The fair value of the Trust 2001A compression equipment lease obligations is approximately $138.0 million at December 31, 2005.
      Under the second sale leaseback transaction, HCLP received additional proceeds of $257.8 million from Hanover Equipment Trust 2001B (the “Trust 2001B”) from the sale of compression equipment. Simultaneously, the Trust 2001B issued notes in the principal amount of $250 million. The notes are secured by an assignment of the lease and a security interest in the equipment. The notes, which bear interest at 8.75% paid semiannually, mature on September 1, 2011. The fair value of the Trust 2001B compression equipment lease obligations is approximately $262.5 million at December 31, 2005.
      The Trust 2001A and Trust 2001B compression equipment leases and the related guarantees are HCLP’s senior subordinated obligations, and those obligations rank junior in right of payment to all of HCLP’s senior debt. The lease obligations rank equally in right of payment with the guarantee by HCLP of our 2010 Senior Notes and our 2014 Senior Notes. Certain of the lease obligations will be guaranteed by Hanover only upon the occurrence of certain events of default, and, if it comes into effect, this conditional guarantee will also be made on a senior subordinated basis. The remaining lease obligations under the Trust 2001A and Trust 2001B compression equipment leases are fully and unconditionally guaranteed by Hanover on a senior subordinated basis.
      As of December 31, 2005, HCLP had residual value guarantees in the amount of approximately $277.9 million under the agreements associated with our two sale leaseback transactions that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of HCLP’s purchase options.
      We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. We generally substitute equipment when one of our lease customers exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purpose entities becomes obsolete or is selected by us for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to, among other restrictions, a percentage of the termination value under each lease. The termination value is equal to (1) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (2) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity or to the holders of the notes issued by the special purpose entity or their agents. In the following table, termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by our compression equipment operating leases. The aggregate amount of replacement equipment substituted (in dollars and percentage of termination value), the termination value and the substitution percentage limitation relating to each of our compression equipment operating leases as of December 31, 2005 are as follows:

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Substitution
				Limitation as
	Value of	Percentage of		Percentage of
	Substituted	Termination	Termination	Termination	Lease Termination
Lease	Equipment	Value(1)	Value(1)	Value	Date

			(dollars in
			millions)
2001A compression equipment lease	$19.4	14.2%	$137.1	25%	September 2008
2001B compression equipment lease	45.4	17.6%	257.7	25%	September 2011

Total	$64.8		$394.8

(1)	Termination value assumes all accrued rents paid before termination.
      During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using proceeds from the August 2005 public offering of our common stock. In connection with the redemption and repayment, the Company expensed $7.3 million related to the call premium and $2.5 million related to unamortized debt issuance costs. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs and the $2.5 million related to unamortized debt issuance costs have been classified as depreciation and amortization expense on the accompanying Consolidated Statements of Operations.
      During 2004, we paid off $115.0 million in indebtedness and minority interest obligations under our 2000B equipment lease notes. During February 2005, we repaid our 2000B compressor equipment lease obligations using our bank credit facility and therefore classified our 2000B equipment lease notes as long-term debt.

12.	Leasing Transactions and Accounting Change for FIN 46
      As of December 31, 2005, we are the lessee in two transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.
      In August 2001 and in connection with the acquisition of POC, we completed two sale leaseback transactions involving certain compression equipment. Under one sale leaseback transaction, we received $309.3 million in proceeds from the sale of certain compression equipment. Under the second sale leaseback transaction, we received $257.8 million in proceeds from the sale of additional compression equipment. Under the first transaction, the equipment was sold and leased back by us for a seven-year period and will continue to be deployed by us in the normal course of our business. The agreement originally called for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $0.2 million. Due to the partial redemption in September 2005, as discussed below, semi-annual rental payments are now approximately $5.7 million in addition to quarterly rental payments of approximately $0.1 million. Under the second transaction, the equipment was sold and leased back by us for a ten-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $0.2 million. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. We incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.
      In October 2000, we completed a $172.6 million sale leaseback transaction of compression equipment. In March 2000, we entered into a separate $200 million sale leaseback transaction involving

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain compression equipment. Under the March transaction, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000, and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. Under our 2000 lease agreements, the equipment was sold and leased back by us for a five-year term and was used by us in our business. The 2000 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.1 million in transaction costs for the leases entered into in 2000, which were included in intangible and other assets on the balance sheet and were amortized over the respective lease terms of the respective transactions.
      During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using proceeds from the August 2005 public offering of our common stock. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility.
      During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004, we exercised our purchase options under the 2000A compression equipment operating leases (See Note 11.) As of December 31, 2005, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $352.3 million, including improvements made to these assets after the sale leaseback transactions.
      The following table summarizes as of December 31, 2005 the residual value guarantee, lease termination date and minority interest obligations for equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
Lease	Guarantee	Termination Date	Obligation

August 2001	$102,853	September 2008	$4,123
August 2001	175,000	September 2011	7,750

	$277,853		$11,873

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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2005, the yield rates on the outstanding equity certificates ranged from 12.2% to 12.7%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
      In connection with the compression equipment leases entered into in August 2001, we were obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes with notes registered under the Securities Act of 1933. Because of the restatement of our financial statements at this time, the exchange offer was not completed within the timeframe required by the agreements related to the compression equipment lease obligations and we were required to pay additional lease expense in an amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense increased our lease expense by $1.1 million during 2003. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.

13.	Income Taxes
      The components of loss from continuing operations before income taxes were as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

U.S.	$(33,146)	$(69,475)	$(115,937)
International	23,712	40,151	2,078

	$(9,434)	$(29,324)	$(113,859)

      The provision for (benefit from) income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current tax provision (benefit):
Federal	$—	$168	$—
State	8	(27)	245
International	8,402	12,999	13,171

Total current	8,410	13,140	13,416

Deferred tax provision (benefit):
Federal	273	(4,380)	(18,334)
State	1,477	1,959	—
International	17,554	14,048	8,547

Total deferred	19,304	11,627	(9,787)

Total provision for income taxes	$27,714	$24,767	$3,629

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes for 2005, 2004 and 2003 resulted in effective tax rates on continuing operations of (293.8)%, (84.5)%, and (3.2)%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Federal income tax at statutory rate	$(3,302)	$(10,263)	$(39,851)
State income taxes, net of federal benefit	965	1,256	159
International effective rate/ U.S. rate differential (including international valuation allowances)	12,819	8,195	13,975
Release of tax issues based reserve	(4,254)	(2,783)	—
U.S. impact of international operations, net of federal benefit	13,201	14,877	5,270
U.S. valuation allowances	7,596	10,880	25,746
Other, net	689	2,605	(1,670)

	$27,714	$24,767	$3,629

      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating losses carryforward	$322,906	$303,754
Investment in joint ventures	737	737
Inventory	5,983	5,048
Alternative minimum tax credit carryforward	5,345	5,337
Derivative instruments	—	722
Accrued liabilities	5,253	3,809
Intangibles	7,727	11,209
Capital loss carryforward	11,611	10,293
Other	19,148	22,057

Gross deferred tax assets	378,710	362,966
Valuation allowance	(75,420)	(65,441)

	303,290	297,525

Deferred tax liabilities:
Property, plant and equipment	(355,111)	(332,294)
Other	(4,901)	(6,135)

Gross deferred tax liabilities	(360,012)	(338,429)

	$(56,722)	$(40,904)

      Presented in the accompanying financial statements as follows (in thousands):

	Year Ended December 31,

	2005	2004

Current deferred income taxes	$13,842	$12,583
Intangibles and other assets	7,999	8,869
Accrued liabilities	(2,448)	(1,414)
Deferred income taxes	(76,115)	(60,942)

Net deferred tax liabilities	$(56,722)	$(40,904)

      We had a U.S. net operating loss carryforward at December 31, 2005 of approximately $852.1 million of which, $7.6 million is subject to expiration from 2006 through 2010, and the remainder expires from 2011 to 2025. At December 2005, we had a capital loss carryforward of approximately $33.2 million that will expire in future years through 2010. In addition we had an

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
alternative minimum tax credit carryforward of approximately $5.3 million that does not expire. At December 31, 2005, we had approximately $70.5 million of net operating loss carryforwards in certain international jurisdictions, of which approximately $15.5 million have no expiration date, $15.0 million are subject to expiration from 2006 to 2009; and the remainder expires in future years through 2015.
      The valuation allowance increased by $10.0 million primarily due to: (1) a $8.1 million valuation allowance recorded against our U.S. deferred tax assets related to our net operating loss and capital loss carryforwards and (2) a $4.9 million valuation allowance recorded for certain international tax jurisdictions, offset by (3) a $3.0 million reduction due to utilization of prior year valuation allowances in the current year primarily in certain other international tax jurisdictions. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the remaining deferred tax asset, not subject to valuation allowance, will be realized through future taxable income. Upon the release of the U.S. valuation allowance, approximately $6.0 million tax effect will be recorded to equity primarily related to stock options and restricted stock.
      We plan to reinvest the undistributed earnings of our international subsidiaries of approximately $177 million. Accordingly, U.S. deferred taxes have not been provided on these earnings. Calculating the tax effect of distributing these amounts is not practicable at this time.

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
      In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	December 31, 2005

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,975)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,711)
      As of December 31, 2005, a total of approximately $1.9 million in accrued liabilities, $7.8 million in long-term liabilities and a $9.7 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2005 we estimated that the effective rate for the six-month period ending in June 2006 would be approximately 9.5%.
      During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	December 31, 2005

March 2000	March 11, 2005	5.2550%	$100,000	$—
August 2000	March 11, 2005	5.2725%	$100,000	$—
      These two swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the years ended December 31, 2005, 2004 and 2003, we recorded other comprehensive income of approximately $0.6 million, $9.2 million and $7.9 million, respectively, related to these swaps ($0.6 million, $9.2 million and $5.1 million, respectively, net of tax).
      On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer met specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million was amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. During the year ended December 31, 2005 we recorded approximately $1.5 million in interest expense related to the mark-to-market adjustment of these swaps.
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
      Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until expiration in July 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized an unrealized gain of approximately $4.1 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during 2003 and recognized an unrealized gain of approximately $0.5 million in interest expense in 2003.
      During 2003, we entered into forward exchange contracts with a notional value of $10.0 million to mitigate the risk of changes in exchange rates between the Euro and the U.S. dollar. These contracts matured during 2004. As of December 31, 2003, a total of approximately $0.6 million was recorded in other current assets and other comprehensive income with respect to the fair value adjustment related to these three contracts. The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non- performance by any counterparty, although such non-performance could have a material adverse effect on us.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Common Stockholders’ Equity
      On August 15, 2005, the Company completed a public offering of 13,154,385 shares of common stock that resulted in approximately $179.1 million of net proceeds for Hanover. Of the 13,154,385 shares of common stock sold by Hanover, 1,715,789 shares of common stock were sold pursuant to the underwriters’ over-allotment option.

Other
      In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. The settlement fund shares were distributed in August 2005. In July 2005 and 2004, we granted approximately 0.4 million and 1.2 million shares, respectively, of restricted Hanover common stock under our 2003 Stock Incentive Plan to certain employees, including our executive officers, as part of an incentive compensation plan.
      As of December 31, 2004, warrants to purchase approximately 4,000 shares of common stock at $.005 per share were outstanding. Warrants were exercised for approximately 2,100 shares in 2005 and the remaining warrants to purchase shares expired in August 2005.
      See Note 1 for a description of other common stock transactions.

16.	Stock Options
      Hanover has employee stock incentive plans that provide for the granting of restricted stock and options to purchase common shares. Options are generally issued with an exercise price equal to the fair market value on the date of grant and are exercisable over a ten-year period. Options granted typically vest over a three to four year period. No compensation expense related to stock options was recorded in 2005, 2004 and 2003. At December 31, 2005, approximately 1.2 million shares were available for grant in future periods under our employee stock incentive plans.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of stock option activity for the years ended December 31, 2005, 2004 and 2003:

		Weighted average
	Shares	price per share

Options outstanding, December 31, 2002	7,478,008	$8.21
Options granted(1)	539,285	11.41
Options canceled	(652,963)	11.06
Options exercised	(1,432,636)	4.68

Options outstanding, December 31, 2003	5,931,694	9.07
Options granted(1)	77,474	11.47
Options canceled	(624,656)	13.19
Options exercised	(1,140,073)	8.38

Options outstanding, December 31, 2004	4,244,439	8.67
Options granted(1)	477,940	11.98
Options canceled	(139,354)	14.44
Options exercised	(1,562,268)	3.19

Options outstanding, December 31, 2005	3,020,757	11.77

(1)	Option price equal to fair market value on date of grant.
      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Life in	Exercise		Exercise
Range of exercise prices	Shares	Years	Price	Shares	Price

$0.00-2.50	5,928	0.1	$0.00	5,928	$0.00
$5.01-7.50	47,084	0.3	5.70	47,084	5.70
$7.51-10.00	1,168,472	2.9	9.76	1,116,762	9.76
$10.01-12.50	1,050,122	7.9	11.75	349,476	11.72
$12.51-15.00	615,451	5.9	14.46	454,963	14.46
$15.01-17.50	75,000	6.2	17.25	75,000	17.25
$17.51-20.00	21,000	6.1	18.95	19,400	18.95
$22.51-25.00	37,700	5.7	25.00	37,700	25.00

	3,020,757			2,106,313

      The weighted-average fair value of options at date of grant was $5.08, $5.56, and $5.00 per option during 2005, 2004 and 2003, respectively.
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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
measure of the fair value of our employee stock options. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2005	2004	2003

Expected life	7 years	7.5 years	6 years
Interest rate	4.0%	4.2%	3.2%
Volatility	32.0%	38.0%	40.3%
Dividend yield	0%	0%	0%
      See Note 1 for stock based compensation pro forma impact on net income.

17.	Benefit Plans
      Our 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. We recorded matching contributions of $2.9 million, $2.7 million, and $2.6 million during the years ended December 31, 2005, 2004 and 2003, respectively.

18.	Related Party and Certain Other Transactions

Transactions with GKH Entities
      Hanover and GKH Investments, L.P. and GKH Private Limited (collectively “GKH”), were parties to a stockholders agreement that provided, among other things, for GKH’s rights of visitation and inspection and our obligation to provide Rule 144A information to prospective transferees of our common stock held by GKH.
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

Transactions with Schlumberger Entities
      In August 2001, we purchased POC from Schlumberger Technology Company, Camco International Inc., Schlumberger Surenco, S.A., Schlumberger Oilfield Holdings Limited, Operational Services, Inc.
      On July 8, 2005, we entered into Amendment No. 2 to the Purchase Agreement dated June 28, 2001 by and among Hanover, HCLP, and Schlumberger Technology Corporation (“STC”), for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. (“Surenco”), and Schlumberger Oilfield Holdings Ltd. (“SOHL”). SOHL, STC and Surenco collectively are referred to as “Schlumberger Companies”. Schlumberger Limited (Schlumberger Limited and the Schlumberger Companies, collectively are referred to as “Schlumberger”) owns, directly or indirectly, all of the equity of the Schlumberger Companies. Pursuant to Amendment No. 2, Schlumberger agreed to eliminate its right to designate a Director to serve on our Board of Directors in order for Schlumberger to position itself to have maximum flexibility in terms of its ownership of its shares of our common stock. Schlumberger previously had the right under the POC purchase agreement, so long as Schlumberger owns at least 5% of the Common Stock and subject to certain restrictions, to nominate one

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
representative to sit on our Board of Directors. Schlumberger currently has no representative who sits on the Company’s board of directors.
      As of December 31, 2005, Schlumberger sold all of their Hanover common stock and is no longer considered a related party.
      For the years ended December 31, 2005, 2004, and 2003, Hanover generated revenues of approximately $0.0 million, $0.0 million, and $0.5 million in business dealings with Schlumberger. In addition, Hanover made purchases of equipment and services of approximately $0.5 million, $0.5 million and $0.0 million from Schlumberger during 2005, 2004 and 2003, respectively.
      As part of the purchase agreement entered into with respect to the POC Acquisition, we were required to make a payment of up to $58.0 million plus interest from the proceeds of and due upon the completion of a financing of PIGAP II, a Latin American joint venture acquired by Hanover from Schlumberger. (See Note 8.) Because the joint venture failed to execute the financing on or before December 31, 2002, Hanover had the right to put its interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by us to the joint venture. In January 2003, we gave notice of our intent to exercise our right to put our interest in the joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. In May 2003, we agreed with Schlumberger Surenco, an affiliate of Schlumberger, to the modification of the repayment terms of the $58.0 million obligation. The obligation was converted into a non-recourse promissory note with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to Hanover, of which approximately $59.9 million was used to pay off the PIGAP Note.
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

Other Related Party Transactions
      In connection with the restatements announced by Hanover in 2002, certain present and former officers and directors were named as defendants in putative stockholder class actions, stockholder derivative actions and were involved with the investigation that was conducted by the Staff of the SEC. Pursuant to the indemnification provisions of our certificate of incorporation and bylaws, we paid legal fees on behalf of certain employees, officers and directors involved in these proceedings. In connection with these proceedings, we advanced, on behalf of indemnified officers and directors, during 2004 and 2003, $0.1 million and $1.2 million, respectively, in the aggregate.
      During 2003, $0.3 million was advanced on behalf of former director and officer William S. Goldberg; $0.2 million was advanced on behalf of former director and officer Michael J. McGhan; $0.1 million was advanced on behalf of former officers Charles D. Erwin and Joe S. Bradford; and $0.5 million was advanced on behalf of various employees of the Company.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, $0.1 million was advanced in total on behalf of former directors and officers in connection with the proceedings mentioned above.
      On July 30, 2003, HCLP entered into a Membership Interest Redemption Agreement pursuant to which its 10% interest in Energy Transfer Group, LLC (“ETG”) was redeemed, and as a result HCLP withdrew as a member of ETG. In consideration for the surrender of HCLP’s 10% membership interest in ETG, pursuant to a Partnership Interest Purchase Agreement dated as of July 30, 2003, subsidiaries of ETG sold to subsidiaries of the Company their entire 1% interest in Energy Transfer Hanover Ventures, L.P. (“Energy Ventures”). As a result of the transaction, the Company now owns, indirectly, 100% of Energy Ventures. The Company’s 10% interest in ETG was carried on the Company’s books for no value. Ted Collins, Jr., a Director of the Company, owns 100% of Azalea Partners, which owns approximately 15% of ETG. In 2005, 2004 and 2003, ETG billed Hanover $0.0 million, $0.0 million and $0.5 million for services rendered to reimburse ETG for expenses incurred on behalf of Energy Ventures, respectively. In 2005, 2004 and 2003, we recorded sales of approximately $25.5 million, $7.7 million and $4.1 million, respectively, related to equipment leases and sales to ETG. As of December 31, 2005 and 2004, we had receivable balances due from ETG of $1.1 million and $0.3 million, respectively. In addition, Hanover and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership each party is responsible for its obligations as a co-owner. In addition, Hanover is the designated manager of the facility. As manager, Hanover received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.5 million, $0.8 million, and $0.5 million during 2005, 2004 and 2003, respectively.
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
      Rent expense, excluding lease payments for the leasing transactions described in Note 12, for 2005, 2004 and 2003 was approximately $6.3 million, $6.9 million, and $5.0 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2005 are: 2006  — $3.8 million; 2007 — $2.3 million; 2008 — $1.4 million; 2009 — $0.5 million; 2010 — $0.4 million and $0.1 million thereafter.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Hanover has issued the following guarantees which are not recorded on our accompanying balance sheet (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2005

Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium(1)	2006	$7,476
El Furrial(1)	2013	32,017
Other:
Performance guarantees through letters of credit(2)	2006-2007	108,598
Standby letters of credit	2006-2007	20,249
Commercial letters of credit	2006	2,741
Bid bonds and performance bonds(2)	2006-2011	123,569

		$294,650

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate. (See Note 8.)

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
      We are involved in a project called the Cawthorne Channel Project in which we operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Group (“Shell”) and Global Gas and Refining Ltd., a Nigerian entity, (“Global”). We have completed the building of the required barge-mounted facilities and the project was declared commercial on November 15, 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the overall project.
      Recently, violence and local unrest have significantly increased in Nigeria. We were notified on February 24, 2006 that as a result of the recent events, Global declared Force Majeure with respect to the Cawthorne Channel Project. We have notified Global that we dispute their declaration of Force Majeure and that we believe it does not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to Hanover under the contract. In light of this notification by Global, as well as the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will comply with its obligations under these contracts.
      This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
violence and local unrest could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At December 31, 2005, we had an investment of approximately $70.9 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project (including $13.3 million in advances to and receivables from Global).

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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgments, approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the claims described above. The court also entered an Order and Final Judgment approving the plans of allocation with respect to each action, as well as an Order and Final Judgment approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement has therefore become final and has been implemented according to its terms. In March 2004, we issued and delivered to the escrow agent for the settlement fund 2.5 million shares of Hanover common stock, as required by the settlement. The settlement fund shares were distributed in August 2005.
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

      The $3.6 million estimated fair value of the note issued was based on the present value of the future cash flows discounted at borrowing rates which were available to us for debt with similar terms and maturities. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. Upon the issuance of the note, the discount was amortized to interest expense over the term of the note. Because the note could be extinguished without a payment (if our common stock traded at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007), we were required to record an asset when the note was issued for the value of the embedded derivative, as required by SFAS 133. We estimated the value of the derivative and reduced the amount we included for the estimate of the value of the note by approximately $2.3 million at December 31, 2003. The note was extinguished with no money owing under it during the third quarter 2004 resulting in a decrease in the settlement related cost of $4.0 million. This asset was marked to market with any increase or decrease included in our statement of operations until extinguished.
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

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Restructuring, Impairment and Other Charges
      Included in the net loss for 2005 were the following pre-tax charges (in thousands):

Debt extinguishment costs	$7,318
Write-off of deferred financing costs (in Depreciation and amortization)	2,500

Total	$9,818

      Included in the net loss for 2004 were the following pre-tax charges/(benefit) (in thousands):

Securities-related litigation settlement	$(4,163)
Write-off of deferred financing costs (in Depreciation and amortization)	1,686
Cancellation of interest rate swap (in Interest expense)	2,028

Total	$(449)

      Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change — FIN 46	133,707
Securities-related litigation settlement	42,991
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$250,576

      For a further description of these charges see Notes 3, 6, 7, 9, 11 and 20.

23.	New Accounting Pronouncements
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of December 31, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
      These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2005, the yield rates on the outstanding equity certificates ranged from 12.2% to 12.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
      In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. In November 2004, the Task Force delayed the effective date of this consensus. In 2005, the Task Force agreed the consensus in this Issue should be applied for fiscal years ending after September 15, 2005. The adoption of EITF 04-10 did not have a material effect on the determination of and disclosures relating to our operating segments.
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
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated results of operations, cash flows or financial position.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, cash flows or financial position.
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

24.	Industry Segments and Geographic Information
      We manage our business segments primarily based upon the type of product or service provided. We have six principal industry segments: U.S. Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; Production and Processing — Belleli; and Production and Processing — Surface Equipment Fabrication. The U.S. and International Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover-owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment. The Compressor and Accessory Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing — Surface Equipment Fabrication segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas. Production and Processing — Belleli provides engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms. During 2005, we determined that Production and Processing — Belleli became a separate reportable segment from our Production and Processing — Surface Equipment Fabrication reportable segment due to differing long term economic characteristics. We have adjusted prior periods to conform to the 2005 presentation.
      We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, provision for cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other income” include equity in income of non-consolidated affiliates, and corporate related items primarily related to cash management activities. Revenues include sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.
      No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 2005, 2004 and 2003.

					Production and
					Processing
				Compressor
			Parts, service	and	Surface
		International	and used	accessory	equipment
	U.S. rentals	rentals	equipment	fabrication	fabrication	Belleli	Other(1)	Consolidated

	(In thousands of dollars)
2005
Revenues from external customers	$351,128	$232,587	$225,636	$179,954	$179,951	$180,316	$26,017	$1,375,589
Gross profit	211,663	156,075	56,468	23,540	21,957	12,386	26,017	508,106
Total assets	1,415,879	669,421	63,909	70,170	48,880	105,302	489,435	2,862,996
Capital expenditures	61,370	87,858	—	—	123	4,577	1,218	155,146
2004
Revenues from external customers	$341,570	$214,598	$180,321	$158,629	$131,195	$139,089	$23,193	$1,188,595
Gross profit	196,990	150,645	44,392	13,797	13,099	14,934	23,193	457,050
Total assets	1,468,060	616,339	61,078	56,825	45,185	99,964	423,778	2,771,229
Capital expenditures	40,271	36,713	—	—	139	7,768	5,605	90,496
2003
Revenues from external customers	$324,186	$191,301	$164,935	$106,896	$140,753	$119,907	$27,102	$1,075,080
Gross profit	196,761	129,426	41,680	9,974	13,570	12,887	27,102	431,400
Total assets	1,643,375	768,397	60,843	73,897	74,246	70,857	250,659	2,942,274
Capital expenditures	73,007	59,200	24	2,735	1,158	6,342	—	142,466

Geographic Data

	United States	International(2)	Consolidated

	(In thousands of dollars)
2005
Revenues from external customers	$715,069	$660,520	$1,375,589
Property, plant and equipment, net	$1,255,935	$567,165	$1,823,100
2004
Revenues from external customers	$619,981	$568,614	$1,188,595
Property, plant and equipment, net	$1,315,610	$560,738	$1,876,348
2003
Revenues from external customers	$647,176	$427,904	$1,075,080
Property, plant and equipment, net	$1,408,154	$619,500	$2,027,654

(1)	Includes equity in income of non-consolidated affiliates and other income.

(2)	International operations include approximately $131.7 million, $141.6 million and $124.5 million of revenues and $192.9 million, $197.6 million and $217.8 million of property, plant and equipment, net for 2005, 2004 and 2003, respectively, related to operations and investments in Venezuela.

25.	Impact of Hurricanes
      Hurricanes Katrina and Rita caused operational disruptions, including the shutdown of our Gulf Coast facilities for a few days, that negatively impacted our financial performance in the third quarter. During the year ended December 31, 2005, we recorded $0.2 million in depreciation expense and

HANOVER COMPRESSOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.6 million of U.S. Rentals repair expense to record the insurance deductibles related to our estimate of the damage done to units impacted by Hurricanes Katrina and Rita.
      We have notified our insurance underwriters of our potential losses and that we will be filing a claim for damages caused by Hurricanes Katrina and Rita, and we have been assigned and have been working with an adjuster for both Hurricanes. We are continuing to evaluate and document the damage caused by these two hurricanes. We have expensed our insurance deductibles and we do not believe the remaining impact from repair or replacement of the affected units will be material to our consolidated results of operations, cash flows or financial position.

26.	Subsequent Event
      In February 2006, we sold our U.S. amine treating rental assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million which we expect to result in a gain of approximately $27 to $32 million, a portion of which may be deferred into future periods. Our U.S. amine treating rental assets had revenues of approximately $7.6 million in 2005 and net plant, property and equipment and allocated goodwill of approximately $18 million at December 31, 2005. Estimated liabilities and deferred gain associated with the sale were approximately $1 to $5 million. Hanover will lease back from Cross-tex one of the facilities sold in this transaction. We also entered into a three-year strategic alliance with Crosstex.

HANOVER COMPRESSOR COMPANY
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA
      The table below sets forth selected unaudited financial information for each quarter of the two years:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
2005(1):
Revenue	$301,626	$344,782	$369,846	$359,335
Gross profit	116,246	129,423	131,630	130,807
Net loss	(12,464)	(6,416)	(14,938)	(4,199)
Loss per common and common equivalent share:
Basic	$(0.15)	$(0.07)	$(0.16)	$(0.04)
Diluted	$(0.15)	$(0.07)	$(0.16)	$(0.04)
2004(2):
Revenue	$269,831	$292,876	$315,811	$310,077
Gross profit	112,941	118,254	116,588	109,267
Net loss	(9,454)	(9,061)	(5,274)	(20,217)
Loss per common and common equivalent share:
Basic	$(0.11)	$(0.11)	$(0.06)	$(0.24)
Diluted	$(0.11)	$(0.11)	$(0.06)	$(0.24)

(1)	During the third quarter of 2005, we recorded a $7.3 million charge for debt extinguishment costs and a $2.5 million write-off of deferred financing costs.

(2)	Amounts reflect reclassifications for discontinued operations. (See Note 3.)

SCHEDULE II
HANOVER COMPRESSOR COMPANY
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period

	(In thousands)
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2005	$7,573	$1,955	$4,777	(1)	$4,751
2004	5,460	2,658	545	(1)	7,573
2003	5,162	4,028	3,730	(1)	5,460
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2005	$11,699	$148	$50	(2)	$11,797
2004	12,729	1,062	2,092	(2)	11,699
2003	14,211	1,536	3,018	(2)	12,729
Allowance for deferred tax assets not expected to be realized
2005	$65,441	$13,015	$3,036	(3)	$75,420
2004	55,015	23,429	13,003	(3)	65,441
2003	23,371	46,824	15,180	(3)	55,015
Allowance for employee loans
2003	$6,021	$—	$6,021	(4)	$—

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Reflects utilization of tax assets that previously had a valuation allowance.

(4)	During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., incorporated by reference to Exhibit 3.1 to Hanover Compressor Company’s (the “Company”) Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Company, dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, by and between the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Warrant Agreement, dated as of August 7, 1995, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.3	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.4	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.6	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.7	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.8	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.9	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.10	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.11	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

4.12	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.13	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.
4.14	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.15	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.16	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.17	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.18	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.19	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.20	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.21	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Credit Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto.*
10.4	Guarantee and Collateral Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A. as Collateral Agent.*
10.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

10.6	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.7	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.8	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.9	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.10	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.11	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.12	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.15	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
10.16	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.17	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.18	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.19	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.

Exhibit
Number	Description

10.20	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.21	Amendment No. 2, dated as of July 8, 2005 to Purchase Agreement by and among the Company, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. and Schlumberger Oilfield Holdings Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.
10.22	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.23	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.24	Hanover Compressor Company Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.25	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.26	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.27	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
10.28	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.29	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.30	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.31	Form of Stock Option Agreement for DeVille and Mcneil, incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.32	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.33	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.34	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.35	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

Exhibit
Number	Description

10.36	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.37	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.38	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.39	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32092) on Form S-8 filed with the SEC on March 10, 2000.††
10.40	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.41	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.42	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.43	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††
10.44	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.45	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.46	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.47	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.48	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.49	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††
10.50	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.††
10.51	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.52	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note.††

Exhibit
Number	Description

10.53	Letter to Brian Matusek regarding employment terms, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2005. ††
10.54	Employment Letter with Norrie Mckay effective as of May 16, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.††
10.55	Form of Change of Control Agreement dated July 29, 2005 between the Company and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2005.††
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct (the “Code of Ethics”), incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2001.
99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2002.
99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2004.

*	Filed herewith

††	Management contract or compensatory plan or arrangement