Form 10-K/A
period 2005-12-31
HANOVER COMPRESSOR CO /
filed 2006-06-12
CIK 909413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
     Number of shares of the Common Stock of the registrant outstanding as of May 31, 2006: 102,324,452 shares.

Item 15. Exhibits, Financial Statement Schedule	3
Consent of PricewaterhouseCoopers LLP
Consent of Ernst & Young LLP
Consent of Ernst & Young LLP
Certificate of CEO Pursuant to Rule 13a-14a/15d-14a
Certificate of CFO Pursuant to Rule 13a-14a/15d-14a
Certificate of CEO Pursuant to Section 906
Certificate of CFO Pursuant to Section 906
Financial Statements - December 31, 2005
Financial Statements - December 31, 2005
Financial Statements - December 31, 2004
Financial Statements - December 31, 2004

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 of Hanover Compressor Company (“the Company”) is being filed for the purpose of providing exhibits 99.4 and 99.5, the audited financial statements of WilPro Energy Services (PIGAP II) Limited (“PIGAP II”) and WilPro Energy Services (El Furrial) Limited (“El Furrial”) for the year ended December 31, 2005, as required by Rule 3-09 of Regulation S-X. Otherwise, this amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in the Company’s annual report on Form 10-K for the year ended December 31, 2005, and does not reflect events occurring after the original filing date.
     The consent of PricewaterhouseCoopers LLP, our independent auditors, is filed as exhibit 23.2 attached hereto. The consents of Ernst & Young LLP, independent auditors for PIGAP II and El Furrial, are filed as exhibits 23.3 and 23.4 attached hereto.
Item 15. Exhibits, Financial Statement Schedule
     (a) The following documents are filed as part of this report or incorporated herein by reference:
1.	The consolidated financial statements of the Company listed on page 63 of our Form 10-K incorporated herein by reference.

2.	The financial schedule on page 9 of this report.

3.	The exhibits of the Company listed below.
     Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., incorporated by reference to Exhibit 3.1 to Hanover Compressor Company’s (the “Company”) Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Company, dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Third Amended and Restated Registration Rights Agreement, dated as of December 5, 1995, by and between the Company, GKH Partners, L.P., GKH Investments, L.P., Astra Resources, Inc. and other stockholders of the Company party thereto, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Warrant Agreement, dated as of August 7, 1995, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.3	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.4	Form of Hanover Compressor Capital Trust 7¼% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.6	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.7	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.8	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.9	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the

Exhibit
Number	Description
2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.10	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.11	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.12	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.13	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.
4.14	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.15	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.16	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.17	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.18	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.19	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.20	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.21	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Credit Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto.*
10.4	Guarantee and Collateral Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A. as Collateral Agent.*
10.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.6	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited

Exhibit
Number	Description
Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.7	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.8	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.9	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.10	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.11	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.12	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.15	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
10.16	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.17	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.18	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.19	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.20	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.21	Amendment No. 2, dated as of July 8, 2005 to Purchase Agreement by and among the Company, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. and Schlumberger Oilfield Holdings Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.

Exhibit
Number	Description
10.22	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.23	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.24	Hanover Compressor Company Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.25	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.26	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.27	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
10.28	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.29	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.30	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.31	Form of Stock Option Agreement for DeVille and Mcneil, incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.32	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.33	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.34	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.35	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.36	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.37	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.38	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.39	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32092) on Form S-8 filed with the SEC on March 10, 2000.††
10.40	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.41	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.42	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

Exhibit
Number	Description
10.43	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††
10.44	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.45	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.46	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.47	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.48	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.49	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††
10.50	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.††
10.51	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.52	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note. ††
10.53	Letter to Brian Matusek regarding employment terms, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2005. ††
10.54	Employment Letter with Norrie Mckay effective as of May 16, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.††
10.55	Form of Change of Control Agreement dated July 29, 2005 between the Company and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2005.††
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct (the “Code of Ethics”), incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of Pricewaterhouse Cooper LLP.**
23.3	Consent of Ernst & Young LLP.**
23.4	Consent of Ernst & Young LLP.**
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2001.
99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to the Company’s

Exhibit
Number	Description
Current Report on Form 8-K filed with the SEC on November 15, 2002.
99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of the Company, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2004.
99.4	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2005.**
99.5	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2005.**
99.6	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2004.**
99.7	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2004.**

*	Filed on March 1, 2006 as an exhibit to the Registrant’s Annual Report on From 10-K for the fiscal year ended December 31, 2005.

**	Filed herewith

††	Management contract or compensatory plan or arrangement

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

Hanover Compressor Company

By: /s/ John E. Jackson

John E. Jackson
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2006

Exhibit Index

Exhibit
Number	Description
23.2	Consent of PricewaterhouseCoopers LLP.
23.3	Consent of Ernst & Young LLP.
23.4	Consent of Ernst & Young LLP.
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2005.
99.5	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2005.
99.6	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2004.
99.7	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2004.