Form 10-Q
period 2006-06-30
HANOVER COMPRESSOR CO /
filed 2006-08-01
CIK 909413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of July 25, 2006: 103,170,126 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except for par value and share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,437	$48,233
Accounts receivable, net of allowance of $4,368 and $4,751, respectively	255,373	243,672
Inventory, net	285,446	251,069
Costs and estimated earnings in excess of billings on uncompleted contracts	111,267	99,166
Prepaid taxes	6,958	8,194
Current deferred income taxes	18,908	13,842
Assets held for sale	2,020	2,020
Other current assets	55,788	38,189

Total current assets	791,197	704,385
Property, plant and equipment, net	1,836,975	1,823,100
Goodwill, net	181,098	184,364
Intangible and other assets	59,710	60,406
Investments in non-consolidated affiliates	90,486	90,741

Total assets	$2,959,466	$2,862,996

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$12,383	$4,080
Current maturities of long-term debt	954	1,309
Accounts payable, trade	100,196	92,980
Accrued liabilities	138,615	128,805
Advance billings	132,619	89,513
Liabilities held for sale	878	878
Billings on uncompleted contracts in excess of costs and estimated earnings	60,881	35,126

Total current liabilities	446,526	352,691
Long-term debt	1,411,114	1,473,559
Other liabilities	46,121	38,976
Deferred income taxes	86,036	76,115

Total liabilities	1,989,797	1,941,341

Commitments and contingencies (Note 8)
Minority interest	12,084	11,873
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 102,705,537 and 102,392,918 shares issued, respectively	103	102
Additional paid-in capital	1,092,139	1,097,766
Deferred employee compensation — restricted stock grants	—	(13,249)
Accumulated other comprehensive income	11,278	15,214
Accumulated deficit	(141,965)	(186,088)
Treasury stock—386,696 and 366,091 common shares, at cost, respectively	(3,970)	(3,963)

Total common stockholders’ equity	957,585	909,782

Total liabilities and common stockholders’ equity	$2,959,466	$2,862,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues and other income:
U.S. rentals	$93,073	$87,691	$184,716	$174,845
International rentals	67,520	55,521	130,026	109,436
Parts, service and used equipment	55,737	50,531	105,008	83,968
Compressor and accessory fabrication	70,128	41,092	124,819	73,616
Production and processing equipment fabrication	103,653	104,297	182,272	193,868
Equity in income of non-consolidated affiliates	5,230	5,158	11,078	9,732
Gain on sale of business and other income	10,330	492	40,549	943

	405,671	344,782	778,468	646,408

Expenses:
U.S. rentals	36,729	32,984	74,820	67,060
International rentals	23,691	17,144	45,023	34,646
Parts, service and used equipment	45,061	36,215	86,123	61,275
Compressor and accessory fabrication	58,482	36,587	105,175	66,204
Production and processing equipment fabrication	89,203	92,429	158,166	171,554
Selling, general and administrative	49,783	43,909	97,838	86,067
Foreign currency translation	(2,236)	4,955	(3,733)	5,226
Other	1,204	274	1,204	393
Debt extinguishment costs	—	—	5,902	—
Depreciation and amortization	43,077	45,469	85,045	90,922
Interest expense	29,287	34,662	60,927	70,602

	374,281	344,628	716,490	653,949

Income (loss) from continuing operations before income taxes and minority interest	31,390	154	61,978	(7,541)
Provision for income taxes	9,546	6,102	17,993	10,643

Income (loss) from continuing operations before minority interest	21,844	(5,948)	43,985	(18,184)
Minority interest, net of taxes	(93)	—	(93)	—

Income (loss) from continuing operations	21,751	(5,948)	43,892	(18,184)
Loss from discontinued operations, net of tax	(63)	(221)	(202)	(492)
Gain (loss) from sales of discontinued operations, net of tax	16	(247)	63	(204)

Income (loss) before cumulative effect of accounting changes	21,704	(6,416)	43,753	(18,880)
Cumulative effect of accounting changes, net of tax	—	—	370	—

Net income (loss)	$21,704	$(6,416)	$44,123	$(18,880)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.21	$(0.07)	$0.44	$(0.21)
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Cumulative effect of accounting changes, net of tax	—	—	—	—

Net income (loss)	$0.21	$(0.07)	$0.44	$(0.22)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.21	$(0.07)	$0.43	$(0.21)
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Cumulative effect of accounting changes, net of tax	—	—	—	—

Net income (loss)	$0.21	$(0.07)	$0.43	$(0.22)

Weighted average common and equivalent shares outstanding:
Basic	101,017	85,797	100,888	85,744

Diluted	112,052	85,797	111,740	85,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$21,704	$(6,416)	$44,123	$(18,880)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	—	—	—	608
Foreign currency translation adjustment	(4,283)	(1,095)	(3,936)	(4,057)

Comprehensive income (loss)	$17,421	$(7,511)	$40,187	$(22,329)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$44,123	$(18,880)
Adjustments:
Depreciation and amortization	85,045	90,922
Loss from discontinued operations, net of tax	139	696
Cumulative effect of accounting changes, net of tax	(370)	—
Minority interests	93	—
Bad debt expense	2,249	1,000
Gain on sale of property, plant and equipment	(10,594)	(1,499)
Equity in income of non-consolidated affiliates, net of dividends received	255	3,851
Loss on derivative instruments	—	416
(Gain) loss on remeasurement of intercompany balances	(1,539)	8,917
Net realized gain on trading securities	(1,491)	—
Zero coupon subordinated notes accreted interest paid by refinancing	(86,084)	—
Gain on sale of business	(28,476)	—
Stock compensation expense	4,117	2,223
Pay-in-kind interest on zero coupon subordinated notes	6,282	11,356
Sales of (purchase of) trading securities, net	1,491	—
Deferred income taxes	7,175	3,267
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(8,588)	(13,235)
Inventory	(37,156)	(18,576)
Costs and estimated earnings versus billings on uncompleted contracts	14,681	(26,882)
Prepaid and other current assets	(15,175)	(7,395)
Accounts payable and other liabilities	9,678	(1,615)
Advance billings	42,519	(3,992)
Other	(3,639)	(1,576)

Net cash provided by continuing operations	24,735	28,998
Net cash used in discontinued operations	(139)	(239)

Net cash provided by operating activities	24,596	28,759

Cash flows from investing activities:
Capital expenditures	(119,289)	(54,104)
Proceeds from sale of property, plant and equipment	19,621	8,973
Proceeds from sale of business	52,125	—
Cash used for business acquisitions	—	(3,426)
Cash used to acquire investments in and advances to non-consolidated affiliates	—	(500)

Net cash used in continuing operations	(47,543)	(49,057)
Net cash provided by discontinued operations	—	50

Net cash used in investing activities	(47,543)	(49,007)

Cash flows from financing activities:
Borrowings on revolving credit facilities	110,500	102,500
Repayments on revolving credit facilities	(88,500)	(32,500)
Proceeds from issuance of senior notes	150,000	—
Payments for debt issue costs	(3,832)	—
Proceeds from warrant conversions and stock options exercised	3,834	3,241
Proceeds (repayments) of other debt, net	7,526	(808)
Repayment of zero coupon subordinated notes principal	(150,000)	—

	Six Months Ended
	June 30,
	2006	2005
Payments of 2000B equipment lease obligations	—	(57,589)

Net cash provided by continuing operations	29,528	14,844
Net cash used in discontinued operations	—	—

Net cash provided by financing activities	29,528	14,844

Effect of exchange rate changes on cash and equivalents	623	(952)

Net increase (decrease) in cash and cash equivalents	7,204	(6,356)
Cash and cash equivalents at beginning of period	48,233	38,076

Cash and cash equivalents at end of period	$55,437	$31,720

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
The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Weighted average common shares outstanding—used in basic income (loss) per common share	101,017		85,797		100,888		85,744
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	1,452		*	*	1,269		*	*
On exercise of warrants	—		*	*	—		*	*
On conversion of convertible subordinated notes due 2029	*	*	*	*	*	*	*	*
On conversion of convertible senior notes due 2008	*	*	*	*	*	*	*	*
On conversion of convertible senior notes due 2014	9,583		*	*	9,583		*	*

Weighted average common shares and dilutive potential common shares— used in diluted income (loss) per common share	112,052		85,797		111,740		85,744

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.
Net income for the diluted earnings per share calculation for the three and six month periods ended June 30, 2006 is adjusted to add back interest expense and amortization financing costs, net of tax, relating to the Company’s convertible senior notes due 2014 totaling $1.8 million and $3.6 million, respectively.

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	—	2,566	—	2,770
On exercise of options-exercise price greater than average market value at end of period	48	1,326	58	911
On exercise of warrants	—	4	—	4
On conversion of convertible subordinated notes due 2029	4,825	4,825	4,825	4,825
On conversion of convertible senior notes due 2008	4,370	4,370	4,370	4,370
On conversion of convertible senior notes due 2014	—	9,583	—	9,583

	9,243	22,674	9,253	22,463

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
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. In accordance with the modified prospective transition method, results for prior periods have not been restated. For the six months ended June 30, 2006 and 2005, stock-based compensation expense of $4.1 million and $2.2 million, respectively, was recognized and included in the accompanying unaudited Condensed Consolidated Statements of Operations. The total income tax benefit recognized for share-based compensation arrangements was zero for each of the six-month periods ended June 30, 2006 and 2005.
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

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2006 that would have been classified as an operating cash inflow before we had adopted SFAS 123(R).
As of January 1, 2006, we adopted SFAS 123(R) thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option valuation model and amortized to expense over the options’ vesting periods. Had we used the fair value based accounting method for stock-based compensation expense described by SFAS
123(R) for the three months and six months ended June 30, 2005, our diluted net loss per common and equivalent share for the three months and six months ended June 30, 2005 would have been as set forth in the table below ($ in thousands, except per share data).

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss, before stock-based compensation for employees	$(6,416)	$(18,880)
Add back: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	1,168	2,223
Deduct: Stock-based employee compensation expense for employees determined under the fair value method, net of tax	(1,853)	(3,549)

Net loss, after effect of stock-based compensation for employees	$(7,101)	$(20,206)

Net loss per share:
Basic as reported for prior period	$(0.07)	$(0.22)
Basic after effect of stock-based compensation for employees	$(0.08)	$(0.24)
Diluted as reported for prior period	$(0.07)	$(0.22)
Diluted after effect of stock-based compensation for employees	$(0.08)	$(0.24)
Incentive Plans
Hanover has employee stock incentive plans that provide for the granting of restricted stock and options to purchase common shares. During the second quarter of 2006, stockholders approved the Hanover Compressor Company 2006 Stock Incentive Plan (the “Plan”). Upon adoption of the new Plan, our Board of Directors determined to terminate the authority to make future grants under all previously existing equity compensation plans. At June 30, 2006, approximately six million shares were available for grant in future periods under the Plan. The stock incentive plans provide for various long-term incentive awards, which include stock options, performance shares and restricted stock awards.
In July 2006, the Board of Directors approved grants of awards under the 2006 Long-term Incentive Awards Program to certain employees, including our executive officers, as part of an incentive compensation program. The grants included, in the aggregate, approximately 0.5 million shares of restricted stock or stock-settled restricted stock units, 0.3 million shares (at target) of performance vested restricted stock or stock-settled restricted stock units, and cash awards that vest over a period of three years of approximately $1.3 million. A description of long-term stock-based incentive awards and related activity within each is provided below.
Stock Options
Prior to the adoption of SFAS 123(R), and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because we grant stock options with an exercise price equal to the fair market value of the stock on the date of grant. Options granted typically vest over a three to four year period and are exercisable over a ten-year period. For footnote disclosures under SFAS No. 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

No stock options were granted after January 1, 2006 following the adoption of SFAS 123(R). For future stock option grants, we currently plan to use the Black-Scholes valuation model to calculate the fair value of each stock option award and we will follow the provisions of SFAS
123(R). The Company will use historical data and other pertinent information to estimate the expected volatility for the term of new options and the outstanding period of the option. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.
Upon the adoption of SFAS 123(R), unvested options granted prior to the date of adoption are amortized to expense ratably over the remaining vesting period. For options granted after the date of adoption, the fair value will be amortized to expense ratably over the vesting period.
The following is a summary of stock option activity for the six months ended June 30, 2006 (in thousands, except per share data and years):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Shares	Price per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2005	3,021	$11.77
Granted	—	$—
Exercised	(375)	$10.22
Forfeited	(82)	$12.36

Outstanding at June 30, 2006	2,564	$11.97	5.0	$17,685

Exercisable at June 30, 2006	1,863	$12.09	3.8	$12,690

The following table summarizes significant ranges of stock options outstanding and exercisable as of June 30, 2006 (in thousands, except per share data and years):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of exercise prices	Shares	Life (in years)	Price	Shares	Price
$7.51-10.00	945	2.4	$9.76	895	$9.76
$10.01-12.50	964	7.3	$11.76	320	$11.71
$12.51-15.00	524	5.4	$14.44	517	$14.46
$15.01-17.50	75	5.7	$17.25	75	$17.25
$17.51-20.00	21	5.6	$18.95	21	$18.95
$22.51-25.00	35	4.7	$25.00	35	$25.00

	2,564			1,863

A summary of the status of the Company’s unvested stock options as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested stock options:
Unvested at December 31, 2005	914	$5.31
Granted	—	$—
Vested	(159)	$6.59
Forfeited	(54)	$5.30

Unvested at June 30, 2006	701	$5.05

As of June 30, 2006, there was approximately $2.2 million of unrecognized compensation cost related to unvested options. Such cost is expected to be recognized over a weighted-average period of 1.6 years. Total compensation expense for stock options was $0.4 million and $1.0 million, respectively, for the three and six month periods ended June 30, 2006. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $1.6 million and $2.9 million, respectively.
Restricted Stock Awards
For grants of restricted stock and stock-settled restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of the restricted stock at the date of grant. No restricted stock awards were granted in the six months ended June 30, 2006. The weighted-average fair value of restricted stock awards granted during the three and six month periods ended June 30, 2005 was $10.82 and $11.60.
For restricted stock and stock-settled restricted stock units that vest based on performance, we record an estimate of the compensation expense to be expensed over the vesting period related to these grants. The compensation expense recognized in our statements of operations is adjusted for changes in our estimate of the number of performance stock that will vest. After the adoption of SFAS 123(R), performance stock awards are expensed based on the original grant date value of the awards. No performance stock awards were granted during the six months ended June 30, 2006 or 2005.
A summary of the status of the Company’s unvested restricted stock awards (including performance stock) as of June 30, 2006 and changes during the six months ended June 30, 2006 are presented below (shares in thousands):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock awards:
Unvested at December 31, 2005	1,280	$11.80
Granted	—	$—
Vested	(41)	$14.94
Forfeited	(94)	$11.57
Change in expected vesting of performance awards	41	$11.39

Unvested at June 30, 2006	1,186	$11.70

As of June 30, 2006, there was approximately $8.6 million of total unrecognized compensation cost related to unvested restricted stock awards (including performance shares). Such cost is expected to be recognized over a weighted-average period of 1.5 years. Total compensation expense for restricted stock awards was $1.7 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively. Total compensation expense for restricted stock awards was $3.1 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively. The total fair value of restricted stock awards vested in the three and six month periods ended June 30, 2006 was $0.3 million and $0.4 million, respectively.
3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2006	2005
Parts and supplies	$140,651	$135,310
Work in progress	130,938	105,405
Finished goods	13,857	10,354

	$285,446	$251,069

As of June 30, 2006 and December 31, 2005, we had inventory reserves of approximately $13.1 million and $11.8 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Compression equipment, facilities and other rental assets	$2,507,762	$2,441,119
Land and buildings	91,899	87,604
Transportation and shop equipment	74,271	77,507
Other	54,842	53,824

	2,728,774	2,660,054
Accumulated depreciation	(891,799)	(836,954)

	$1,836,975	$1,823,100

As of June 30, 2006, the compression assets owned by entities that lease equipment to us but, pursuant to our adoption of FIN 46, are included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $343.6 million, including improvements made to these assets after the sale leaseback transactions.
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
Our ownership interest and location of each equity method investee at June 30, 2006 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
Simco/Harwat Consortium	35.5%	Venezuela	Water Injection Plant
Summarized earnings information for these entities consisted of the following amounts (on a 100% basis, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$51,168	$50,757	$99,748	$96,304
Operating income	26,137	26,853	51,686	48,811
Net income	9,600	12,256	21,147	27,142

6. DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Bank credit facility due November 2010	$70,000	$48,000
4.75% convertible senior notes due 2008*	192,000	192,000
4.75% convertible senior notes due 2014*	143,750	143,750
8.625% senior notes due 2010**	200,000	200,000
7 1/2% senior notes due 2013**	150,000	—
9.0% senior notes due 2014**	200,000	200,000
2001A equipment lease notes, interest at 8.5%, due September 2008	133,000	133,000
2001B equipment lease notes, interest at 8.75%, due September 2011	250,000	250,000
Zero coupon subordinated notes, interest at 11.0%*	—	229,803
7.25% convertible subordinated notes due 2029*	86,250	86,250
Fair value adjustment — fixed to floating interest rate swaps	(14,150)	(9,686)
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	1,218	1,751

	1,412,068	1,474,868
Less-current maturities	(954)	(1,309)

Long-term debt	$1,411,114	$1,473,559

*	Securities issued by Hanover (parent company).

**	Securities issued by Hanover (parent company) and guaranteed by Hanover Compression Limited Partnership (“HCLP”).
As of June 30, 2006, we had $70.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facility bore interest at a weighted average rate of 7.0% and 6.1% at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, we also had approximately $143.5 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness. Additional borrowings of up to $236.5 million were available under that facility as of June 30, 2006.
As of June 30, 2006, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facility or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7 1/2 % Senior Notes due 2013 and our 9% Senior Notes due 2014 permit us at a minimum, (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7 1/2 % Senior Notes due 2013 and our 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2006, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow us to incur a limited amount of indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.
7 1/2 % Senior Notes due 2013
In March 2006, we completed a public offering of $150 million aggregate principal amount of 7 1/2 % Senior Notes due 2013. We used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem our 11% Zero Coupon Subordinated Notes due March 31, 2007. In connection with the redemption, we expensed $5.9 million related to the call premium. We paid approximately $242 million to redeem our 11% Zero Coupon Subordinated Notes, including the call premium. The offering and sale of the 2013 Senior Notes were made pursuant to an automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. We may redeem up to 35% of the 2013 Senior Notes using the proceeds of certain equity offerings completed before April 15, 2009 at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 2013 Senior Notes at any time on or after April 15, 2010 at certain redemption prices together with accrued interest, if any, to the date of redemption.
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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2006 (dollars in thousands):

				Fair Value of
		Fixed Rate to be	Notional	Swap at
Floating Rate to be Paid	Maturity Date	Received	Amount	June 30, 2006
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(7,210)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(6,940)
As of June 30, 2006, a total of approximately $3.3 million in accrued liabilities, $10.8 million in long-term liabilities and a $14.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of June 30, 2006, we estimated that the effective rate for the six-month period ending in December 2006 would be approximately 10.3%.
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

8. COMMITMENTS AND CONTINGENCIES
Hanover has issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2006
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2009	$6,613
El Furrial (1)	2013	30,020
Other:
Performance guarantees through letters of credit (2)	2006-2010	129,978
Standby letters of credit	2006-2007	13,715
Commercial letters of credit	2006-2007	15,949
Bid bonds and performance bonds (2)	2006-2011	136,858

		$333,133

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
We are involved in a project called the Cawthorne Channel Project in which we operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Group (“Shell”) and Global Gas and Refining Ltd., a Nigerian entity, (“Global”). We completed the building of the required barge-mounted facilities and the project was declared commercial on November 15, 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option, by Global, that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the overall project.
In the first six months of 2006, violence and local unrest significantly increased in Nigeria. We were notified on February 24, 2006 that as a result of the recent events, Global declared Force Majeure with respect to the Cawthorne Channel Project. We have notified Global that we disputed their declaration of Force Majeure and that we believed local conditions did not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to Hanover under the contract. Due to the uncertainty about the ultimate collection, we have not recognized the March 2006 rents on the Cawthorne Channel Project. The Cawthorne Channel Project was brought back online in April 2006 and was operating for parts, but not all, of the remainder of the second quarter of 2006. The Cawthorne Channel Project has not been operating since approximately June 10, 2006, primarily due to continued local unrest, but we currently expect it to go back online during the third quarter. Due to the environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.
The Company recognized revenue in the second quarter of 2006 from the Cawthorne Channel Project under the terms of its contract. During the three and six month periods ended June 30, 2006, we recognized $3.9 and $7.3, respectively, of revenues related to the Cawthorne Channel Project. Collection of our revenues is dependent on delivery of gas to our facility by Shell. Based on current information, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell does not provide gas to the project or if Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment and receivables related to this project. At June 30, 2006, we had net assets of approximately $73.7 million related to projects in Nigeria, a majority of which is related to our investment and accounts receivable for the Cawthorne Channel Project.
In the ordinary course of business we are involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
9. RELATED-PARTY TRANSACTIONS
Ted Collins, Jr., a Director of the Company, owns 100% of Azalea Partners, which owns approximately 15% of Energy Transfer Group, LLC (“ETG”). In the first quarter of 2006, we entered into an agreement to be ETG’s exclusive manufacturer of Dual Drive compressors and to provide marketing services for ETG. During the six months ended June 30, 2006 and 2005, we recorded revenue of approximately $21.7 million and $6.0 million, respectively, related to sales to ETG. As of June 30, 2006 and December 31, 2005, we had receivable balances due from ETG of $8.1 million and $1.1 million, respectively. In addition, Hanover and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership, each party is responsible for its obligations as a co-owner. In addition, Hanover is the designated manager of the facility. As manager, Hanover received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.5 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.
10. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. The adoption of the guidance currently provided in SFAS 150 did not have a material effect on our consolidated results of operations or cash flow. However, upon further guidance from the FASB, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of June 30, 2006, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2006, the yield rates on the outstanding equity certificates ranged from 13.1% to 13.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the provisions of FIN 48.
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
The following tables present sales and other financial information by industry segment for the three months ended June 30, 2006 and 2005.

					Production and
			Parts,	Compressor	Processing
			service and	and	Surface
	U.S.	International	used	accessory	equipment		Other
	rentals	rentals	equipment	fabrication	fabrication	Belleli	income	Total
				(in thousands)
June 30, 2006:
Revenue from external customers	$93,073	$67,520	$55,737	$70,128	$46,868	$56,785	$15,560	$405,671
Gross profit	56,344	43,829	10,676	11,646	8,532	5,918	15,560	152,505
June 30, 2005:
Revenue from external customers	$87,691	$55,521	$50,531	$41,092	$56,495	$47,802	$5,650	$344,782
Gross profit	54,707	38,377	14,316	4,505	8,105	3,763	5,650	129,423
The following tables present sales and other financial information by industry segment for the six months ended June 30, 2006 and 2005.

					Production and
			Parts,	Compressor	Processing
			service and	and	Surface
	U.S.	International	used	accessory	equipment		Other
	rentals	rentals	equipment	fabrication	fabrication	Belleli	income	Total
				(in thousands)
June 30, 2006:
Revenue from external customers	$184,716	$130,026	$105,008	$124,819	$83,216	$99,056	$51,627	$778,468
Gross profit	109,896	85,003	18,885	19,644	14,416	9,690	51,627	309,161
June 30, 2005:
Revenue from external customers	$174,845	$109,436	$83,968	$73,616	$101,631	$92,237	$10,675	$646,408
Gross profit	107,785	74,790	22,693	7,412	14,778	7,536	10,675	245,669
12. ASSETS HELD FOR SALE AND DISPOSITIONS
In February 2006, we sold our U.S. amine treating rental assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million and recorded a pre-tax gain of $28.4 million that is included in gain on sale of business and other income in the attached condensed consolidated statement of operations. Our U.S. amine treating rental assets had revenues of approximately $7.6 million in 2005. Because Hanover leased back from Crosstex one of the facilities sold in this transaction, approximately $3.3 million of additional gain was deferred into future periods. We also entered into a three-year strategic alliance with Crosstex. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).

During the first quarter of 2006, Hanover’s Board of Directors approved management’s plan to dispose of the assets used in our fabrication facility in Canada, which was part of our Production and Processing- Surface Equipment Fabrication segment. These assets were sold in May 2006 as part of management’s plan to improve overall operating efficiency in this line of business. The Canadian assets were sold for approximately $10.1 million and we recorded a pre-tax gain of approximately $8.0 million as a result of the transaction in gain on sale of business and other income in the attached condensed consolidated statement of operations. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144.
During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our U.S. rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals met the criteria established for recognition as discontinued operations under SFAS 144. SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our consolidated statements of operations.
Due to changes in market conditions, we have made valuation adjustments and the disposal plan for a small piece of our original non-oilfield power generation business was not completed as of June 30, 2006. We are continuing to actively market this asset. The remaining asset is expected to be sold within the next three to six months and the asset and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.
Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues and other:
U.S. rentals	$—	$67	$15	$70
Other	—	5	—	5

	—	72	15	75

Expenses:
U.S. rentals	62	219	134	383
Selling, general and administrative	1	75	83	179
Foreign currency translation	—	—	—	5
Other	—	(1)	—	—

	63	293	217	567

Loss from discontinued operations before income taxes	(63)	(221)	(202)	(492)
Provision for income taxes	—	—	—	—

Loss from discontinued operations	$(63)	$(221)	$(202)	$(492)

Summary balance sheet data for assets held for sale (in thousands):

	June 30,	December 31,
	2006	2005
Current asset	$2,020	$2,020
Current liabilities	(878)	(878)

Net assets held for sale	$1,142	$1,142

13. INCOME TAXES
During the three months ended June 30, 2006, we recorded a net tax provision of $9.5 million compared to $6.1 million for the three months ended June 30, 2005. Our effective tax rate for the three months ended June 30, 2006 was 30%, compared to 3,962% for the three months ended June 30, 2005. During the six months ended June 30, 2006, we recorded a net tax provision of $18.0 million compared to $10.6 million for the six months ended June 30, 2005. Our effective tax rate for the six months ended June 30, 2006 was 29%, compared to (141)% for the six months ended June 30, 2005. The change in the effective tax rates was primarily due to our current U.S. tax position and the change in the weight of our U.S. income (loss), including the gain on the sale of our U.S. amine treating business that was recorded in the first quarter of 2006, compared to total income (loss). During the six months ended June 30, 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. Our tax provision for the six months ended June 30, 2006 includes approximately $2.7 million in deferred tax expense related to the enactment of the Texas Margins tax. In addition, our tax provision for the three months ended June 30, 2005 included the reversal of $3.6 million of tax issue based reserves. These reserves were reversed because we no longer believe that these tax liabilities will be incurred.
On May 18, 2006, the Governor of Texas signed into law House Bill 3 (“HB-3”) which modifies the existing Texas franchise tax law. The modified franchise tax will be computed by subtracting either costs of goods sold or compensation expense, as defined in HB-3, from gross revenue to arrive at a gross margin. The resulting gross margin will be taxed at a one percent tax rate. HB-3 has also expanded the definition of tax paying entities to include limited partnerships thereby now subjecting us to a new state tax expense. HB-3 becomes effective for activities occurring on or after January 1, 2007. We believe that this tax should still be accounted for as an income tax, following the provisions of SFAS 109, because it has the characteristics of an income tax. Accordingly, a deferred tax liability of $2.7 million has been established for future liabilities under this new tax in the current period.
As a result of prior operating losses, we are in a net deferred tax asset position for U.S. income tax purposes. Due to our cumulative U.S. tax losses, we can not reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future and we have recorded a valuation allowance on our net U.S. deferred tax asset position. Although we expect U.S. pre-tax earnings in 2006, including the gain on the sale of our U.S. amine treating business, we have not reached the conclusion that we can overcome the “more likely than not” criteria of SFAS 109 to reverse the valuation allowance on our remaining net U.S. deferred tax assets. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record and/or release additional valuation allowances in the United States or any other jurisdiction, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”) , the annual utilization of our net operating loss carryforward may be limited if there is a 50 percentage point change in ownership of Hanover within a three-year period by certain stockholders owning 5% or more of our stock. We do not believe that a 50 percentage point change in ownership has occurred during the three year period ended June 30, 2006. It is possible that subsequent transactions involving our capital stock could result in such a limitation.

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
Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:
•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to implement certain business objectives, such as:
•	international expansion, including our ability to timely and cost-effectively execute projects in new international operating environments,

•	integrating acquired businesses,

•	generating sufficient cash,

•	accessing the capital markets, and

•	refinancing existing or incurring additional indebtedness to fund our business;
•	risks associated with any significant failure or malfunction of our enterprise resource planning system;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.
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
OVERVIEW
Our revenue and other income for the second quarter 2006 was $405.7 million compared to second quarter 2005 revenue and other income of $344.8 million. Net income for the second quarter 2006 was $21.7 million, or $0.21 per share, compared with a net loss of $6.4 million, or $0.07 per share, in the second quarter 2005. Our revenue and net income increased due to improved market conditions and our focus on improving sales and margins. In addition, the second quarter of 2006 benefited from an $8.0 million pre-tax gain on the sale of our fabrication facilities in Canada.
Our revenue and other income for the six months ended June 30, 2006 was $778.5 million compared to revenue and other income of $646.4 million for the six months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $44.1 million, or $0.43 per share, compared with a net loss of $18.9 million, or $0.22 per share, for the six months ended June 30, 2005. Our revenue and net income increased due to improved market conditions and our focus on improving sales and margins. In addition, results for the six months ended June 30, 2006 benefited from a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006 and an $8.0 million pre-tax gain on the sale of our fabrication facilities in Canada during the second quarter of 2006. Results for the six months ended June 30, 2006 were also impacted by debt extinguishment costs of $5.9 million related to the call premium to repay our 11% Zero Coupon Subordinated Notes due March 31, 2007 in the first quarter of 2006.
Total compression horsepower at June 30, 2006 was approximately 3,322,000, consisting of approximately 2,435,000 horsepower in the United States and approximately 887,000 horsepower internationally.
At June 30, 2006, Hanover’s total third-party fabrication backlog was approximately $714.5 million compared to approximately $373.1 million at December 31, 2005 and $260.4 million at June 30, 2005. Our compressor and accessory fabrication backlog was approximately $193.0 million at June 30, 2006, compared to approximately $85.4 million at December 31, 2005 and $67.5 million at June 30, 2005. Our backlog for production and processing equipment fabrication was approximately $521.5 million at June 30, 2006, compared to approximately $287.7 million at December 31, 2005 and $192.9 million at June 30, 2005.
Industry Conditions
The North American rig count increased by 26% to 2,073 at June 30, 2006 from 1,648 at June 30, 2005, and the twelve-month rolling average North American rig count increased by 22% to 2,019 at June 30, 2006 from 1,650 at June 30, 2005. In addition, the twelve-month rolling average U.S. wellhead natural gas price increased to $7.95 per Mcf at June 30, 2006 from $5.80 per Mcf at June 30, 2005. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced significant growth in U.S. rentals of equipment, which we believe is primarily the result of (i) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers, and (ii) increase in purchase of compression equipment by oil and gas companies that have available capital. However, improved market conditions have led to improved pricing and demand for compression equipment in the U.S. market. In response, we have converted one of our facilities to refurbish approximately 200,000 horsepower of idle U.S. compression assets so we can deploy these units in both our U.S. and international rental businesses. To date, the compression units from the first phase of this project have primarily been deployed on international projects; but, we expect that this program, along with the addition of new rental units, will increase our available U.S. horsepower over the next twelve months.
U.S. Tax Position
As a result of prior operating losses, we are in a net deferred tax asset position for U.S. income tax purposes. Due to our cumulative U.S. tax losses, we can not reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future and we have recorded a valuation allowance on our net U.S. deferred tax asset position. During the six months ended June 30, 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operation loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. Although we expect U.S. pre-tax earnings in 2006, including the gain on the sale of our U.S. amine treating business, we have not reached the conclusion that we can overcome the “more likely than not” criteria of SFAS 109 to reverse the valuation allowance on our remaining net U.S. deferred tax assets. If we are required to record and/or release additional valuation allowances in the United States or any other jurisdiction, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
Summary of Business Line Results
U.S. Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$93,073	$87,691	6%
Operating expense	36,729	32,984	11%

Gross profit	$56,344	$54,707	3%
Gross margin	61%	62%	(1)%
U.S. rental revenue increased during the three months ended June 30, 2006, compared to the three months ended June 30, 2005, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross margin for the three months ended June 30, 2006 benefited from price increases, but was offset by expenses of approximately $1.6 million related to our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment and the impact of recording increased incentive compensation expenses of approximately $1.0 million after the adoption of SFAS 123(R).
International Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$67,520	$55,521	22%
Operating expense	23,691	17,144	38%

Gross profit	$43,829	$38,377	14%
Gross margin	65%	69%	(4)%
During the three months ended June 30, 2006, international rental revenue and gross profit increased, compared to the three months ended June 30, 2005, primarily due to increased rental activity in Venezuela, Argentina and Nigeria. Gross margin decreased primarily due to higher repair and maintenance costs in Venezuela, Argentina and Brazil.

Parts, Service and Used Equipment
(in thousands)

	Three months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$55,737	$50,531	10%
Operating expense	45,061	36,215	24%

Gross profit	$10,676	$14,316	(25)%
Gross margin	19%	28%	(9)%
Parts, service and used equipment revenue for the three months ended June 30, 2006 were higher than the three months ended June 30, 2005 primarily due to higher parts and service revenues in the U.S. and an increase in installation sales. Gross profit and gross margin for the three months ended June 30, 2006 were lower than the three months ended June 30, 2005 primarily due to reduced margins on parts and service revenues and installation sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the three months ended June 30, 2006, parts and service revenue was $41.9 million with a gross margin of 21%, compared to $38.6 million and 27%, respectively, for the three months ended June 30, 2005. The decrease in parts and service margin was due to lower margins realized in the U.S. from certain jobs that were completed during the quarter. Used rental equipment and installation sales revenue for the three months ended June 30, 2006 was $13.8 million with a gross margin of 14%, compared to $11.9 million with a 32% gross margin for the three months ended June 30, 2005. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$70,128	$41,092	71%
Operating expense	58,482	36,587	60%

Gross profit	$11,646	$4,505	159%
Gross margin	17%	11%	6%
For the three months ended June 30, 2006, compression and accessory fabrication revenue, gross profit and gross margin increased primarily due to improved market conditions that led to higher sales levels and improved pricing. As of June 30, 2006, we had compression fabrication backlog of $193.0 million compared to $67.5 million at June 30, 2005 .
Production and Processing Equipment Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$103,653	$104,297	(1)%
Operating expense	89,203	92,429	(3)%

Gross profit	$14,450	$11,868	22%
Gross margin	14%	11%	3%
Production and processing equipment fabrication revenue for the three months ended June 30, 2006 was slightly lower than for the three months ended June 30, 2005, primarily due to the timing of projects awarded. Gross profit and gross margin increased due to an improvement in market conditions that led to improved pricing and an improvement in operating efficiencies. As of June 30, 2006, we had a production and processing equipment fabrication backlog of $521.5 million compared to $192.9 million at June 30, 2005, including Belleli’s backlog of $454.2 million and $131.7 million at June 30, 2006 and 2005, respectively.
Gain on sale of business and other income
Gain on sale of business and other income for the three months ended June 30, 2006 increased to $10.3 million, compared to $0.5 million for the three months ended June 30, 2005. The increase was primarily due to an $8.0 million pre-tax gain on the sale of assets used in our fabrication facility in Canada during the second quarter of 2006.
Expenses
Selling, general, and administrative expense (“SG&A”) for the three months ended June 30, 2006 was $49.8 million, compared to $43.9 million during the three months ended June 30, 2005. The increase in SG&A expense is primarily due to increased incentive compensation expenses, including the impact of our adoption of SFAS 123(R), and other costs associated with the increase in business activity. As a percentage of revenue, SG&A for the three months ended June 30, 2006 was 12%, compared to 13% for the three months ended June 30, 2005.
Depreciation and amortization expense for the three months ended June 30, 2006 decreased to $43.1 million, compared to $45.5 million for the three months ended June 30, 2005. Depreciation and amortization decreased during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 primarily due to reduced amortization of deferred financing costs and reduced amortization related to installation costs that were fully amortized.
Other expense for the three months ended June 30, 2006 increased to $1.2 million, compared to $0.3 million for the three months ended June 30, 2005. We recorded a $1.2 million charge to other expense in the second quarter of 2006 related to the write-down of a pre-acquisition receivable for Belleli to our estimated net realizable value due to events that occurred in the current quarter.
The decrease in our interest expense was primarily due to debt repayments since June 30, 2005 and the redemption of our 11% Zero Coupon Subordinated Notes using proceeds from our public offering of $150 million 7 1/2 % Senior Notes due 2013 and borrowings under our bank credit facility.
Foreign currency translation for the three months ended June 30, 2006 was a gain of $2.2 million, compared to a loss of $5.0 million for the three months ended June 30, 2005. The increase in foreign exchange gain is primarily due to strengthening of the Euro against the U.S. Dollar for the three months ended June 30, 2006 as compared to the strengthening of the U.S. Dollar against the Euro for the three months ended June 30, 2005. For the three months ended June 30, 2006 and 2005, foreign currency translation included a $1.8 million gain and a $5.4 million loss, respectively, related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt, primarily for our subsidiary in Italy.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Canada	$(927)	$422
Argentina	(845)	78
Venezuela	295	140
Italy	3,136	(5,698)
All other countries	577	103

Exchange gain (loss)	$2,236	$(4,955)

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.

Income Taxes
During the three months ended June 30, 2006, we recorded a net tax provision of $9.5 million compared to $6.1 million for the three months ended June 30, 2005. Our effective tax rate for the three months ended June 30, 2006 was 30%, compared to 3,962% for the three months ended June 30, 2005. The change in the effective tax rate was primarily due to our current U.S. tax position and the change in the weight of our U.S. income (loss), including the gain on the sale of our U.S. amine treating business that was recorded in the first quarter of 2006, compared to total income (loss). During the three months ended June 30, 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. Our tax provision for the three months ended June 30, 2006 includes approximately $2.7 million in deferred tax expense related to the enactment of the Texas Margins tax. In addition, our tax provision for the three months ended June 30, 2005 included the reversal of $3.6 million of tax issue based reserves. These reserves were reversed because we no longer believe that these tax liabilities will be incurred.
As a result of prior operating losses, we are in a net deferred tax asset position for U.S. income tax purposes. Due to our cumulative U.S. tax losses, we can not reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future and we have recorded a valuation allowance on our net U.S. deferred tax asset position. Although we expect U.S. pre-tax earnings in 2006, including the gain on the sale of our U.S. amine treating business, we have not reached the conclusion that we can overcome the “more likely than not” criteria of SFAS 109 to reverse the valuation allowance on our remaining net U.S. deferred tax assets. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record and/or release additional valuation allowances in the United States or any other jurisdiction, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
Summary of Business Line Results
U.S. Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$184,716	$174,845	6%
Operating expense	74,820	67,060	12%

Gross profit	$109,896	$107,785	2%
Gross margin	59%	62%	(3)%
U.S. rental revenue and gross profit increased during the six months ended June 30, 2006, compared to the six months ended June 30, 2005, due primarily to an improvement in market conditions that has led to an improvement in pricing. Gross margin for the six months ended June 30, 2006 decreased compared to the six months ended June 30, 2005, primarily due to expenses of approximately $3.0 million related to our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment and the impact of recording increased incentive compensation expenses of approximately $1.7 million after the adoption of SFAS 123(R), partially offset by price increases.
International Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$130,026	$109,436	19%
Operating expense	45,023	34,646	30%

Gross profit	$85,003	$74,790	14%
Gross margin	65%	68%	(3)%

During the six months ended June 30, 2006, international rental revenue and gross profit increased, compared to the six months ended June 30, 2005, primarily due to increased rental activity in Venezuela, Mexico and Nigeria. Gross margin decreased primarily due to increased labor costs in Argentina and reduced margins in Venezuela.
Parts, Service and Used Equipment
(in thousands)

	Six months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$105,008	$83,968	25%
Operating expense	86,123	61,275	41%

Gross profit	$18,885	$22,693	(17)%
Gross margin	18%	27%	(9)%
Parts, service and used equipment revenue for the six months ended June 30, 2006 were higher than the six months ended June 30, 2005 primarily due to higher parts and service sales and higher installation sales. Gross margin percentage for the six months ended June 30, 2006 decreased due to lower margins on parts and service sales and installation sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the six months ended June 30, 2006, parts and service revenue was $84.8 million with a gross margin of 23%, compared to $69.8 million and 27%, respectively, for the six months ended June 30, 2005. Used rental equipment and installation sales revenue for the six months ended June 30, 2006 was $20.2 million with a gross margin of (4)%, compared to $14.2 million with a 28% gross margin for the six months ended June 30, 2005. Used rental equipment and installation gross margin was negatively impacted by approximately $3.0 million of cost overruns on installation jobs in the first quarter of 2006. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Six months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$124,819	$73,616	70%
Operating expense	105,175	66,204	59%

Gross profit	$19,644	$7,412	165%
Gross margin	16%	10%	6%
For the six months ended June 30, 2006, compression and accessory fabrication revenue, gross profit and gross margin increased primarily due to improved market conditions that led to higher sales levels and better pricing. As of June 30, 2006, we had compression fabrication backlog of $193.0 million compared to $67.5 million at June 30, 2005.

Production and Processing Equipment Fabrication
(in thousands)

	Six months ended
	June 30,		Increase
	2006	2005	(Decrease)
Revenue	$182,272	$193,868	(6)%
Operating expense	158,166	171,554	(8)%

Gross profit	$24,106	$22,314	8%
Gross margin	13%	12%	1%
Production and processing equipment fabrication revenue for the six months ended June 30, 2006 was lower than for the six months ended June 30, 2005, primarily due to the timing of projects awarded. As of June 30, 2006, we had a production and processing equipment fabrication backlog of $521.5 million compared to $192.9 million at June 30, 2005, including Belleli’s backlog of $454.2 million and $131.7 million at June 30, 2006 and 2005, respectively.
Gain on sale of business and other income
Gain on sale of business and other income for the six months ended June 30, 2006 increased to $40.5 million, compared to $1.0 million for the six months ended June 30, 2005. The increase was primarily due to a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006 and an $8.0 million pre-tax gain on the sale of assets used in our fabrication facility in Canada during the second quarter of 2006.
Expenses
SG&A for the six months ended June 30, 2006 was $97.8 million, compared to $86.1 million in the six months ended June 30, 2005. The increase in SG&A expense is primarily due to increased compensation expenses, partially as a result of our adoption of SFAS 123(R), and other costs associated with the increase in business activity. As a percentage of revenue, SG&A for both the six months ended June 30, 2006 and 2005 was 13%.
Depreciation and amortization expense for the six months ended June 30, 2006 decreased to $85.0 million, compared to $90.9 million for the six months ended June 30, 2005. Depreciation and amortization decreased during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily due to reduced amortization of deferred financing costs and reduced amortization related to installation costs that were fully amortized.
Other expense for the six months ended June 30, 2006 increased to $1.2 million, compared to $0.4 million for the six months ended June 30, 2005. We recorded a $1.2 million charge to other expense in 2006 related to the write-down of a pre-acquisition receivable for Belleli to our estimated net realizable value due to events that occurred in the current quarter.
Debt extinguishment costs of $5.9 million relate to the call premium to repay our 11% Zero Coupon Subordinated Notes due March 31, 2007 in the first quarter of 2006.
The decrease in our interest expense was primarily due to debt repayments since June 30, 2005 and the redemption of our 11% Zero Coupon Subordinated Notes using proceeds from our public offering of $150 million 7 1/2 % Senior Notes due 2013 and borrowings under our bank credit facility.
Foreign currency translation for the six months ended June 30, 2006 was a gain of $3.7 million, compared to a loss of $5.2 million for the six months ended June 30, 2005. The increase in foreign exchange gain is primarily due to strengthening of the Euro against the U.S. Dollar for the six months ended June 30, 2006 as compared to the strengthening of the U.S. Dollar against the Euro for the six months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, foreign currency translation included a $1.5 million gain and an $8.9 million loss, respectively, related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt, primarily for our subsidiary in Italy. During the six months ended June 30, 2005, we recorded the impact of the change in the fixed exchange rate made by the Venezuelan government.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended June 30,
	2006	2005
Canada	$(1,017)	$195
Argentina	(948)	474
Venezuela	576	3,149
Italy	4,254	(8,892)
All other countries	868	(152)

Exchange gain/(loss)	$3,733	$(5,226)

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
Income Taxes
During the six months ended June 30, 2006, we recorded a net tax provision of $18.0 million compared to $10.6 million for the six months ended June 30, 2005. Our effective tax rate for the six months ended June 30, 2006 was 29%, compared to (141)% for the six months ended June 30, 2005. The change in the effective tax rate was primarily due to our current U.S. tax position and the change in the weight of our U.S. income (loss), including the gain on the sale of our U.S. amine treating business that was recorded in the first quarter of 2006, compared to total income (loss). During the six months ended June 30, 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. Our tax provision for the six months ended June 30, 2006 includes approximately $2.7 million in deferred tax expense related to the enactment of the Texas Margins tax. In addition, our tax provision for the six months ended June 30, 2005 included the reversal of $3.6 million of tax issue based reserves. These reserves were reversed because we no longer believe that these tax liabilities will be incurred.
As a result of prior operating losses, we are in a net deferred tax asset position for U.S. income tax purposes. Due to our cumulative U.S. tax losses, we can not reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future and we have recorded a valuation allowance on our net U.S. deferred tax asset position. Although we expect U.S. pre-tax earnings in 2006, including the gain on the sale of our U.S. amine treating business, we have not reached the conclusion that we can overcome the “more likely than not” criteria of SFAS 109 to reverse the valuation allowance on our remaining net U.S. deferred tax assets. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record and/or release additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.
Cumulative Effect of Accounting Change, Net of Tax
On January 1, 2006, we recorded the cumulative effect of change in accounting related to our adoption of SFAS 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $55.4 million at June 30, 2006 compared to $48.2 million at December 31, 2005. Working capital decreased to $344.7 million at June 30, 2006 from $351.7 million at December 31, 2005. The decrease in working capital was primarily attributable to an increase in advance billings and billings on uncompleted contracts in excess of costs and estimated earnings, partially offset by an increase in inventory.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the table below (dollars in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by (used in) continuing operations:
Operating activities	$24,735	$28,998
Investing activities	(47,543)	(49,057)
Financing activities	29,528	14,844
Effect of exchange rate changes on cash and cash equivalents	623	(952)
Net cash used in discontinued operations	(139)	(189)

Net change in cash and cash equivalents	$7,204	$(6,356)

The decrease in cash provided by operating activities for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily due to the payment of $86.1 million of accreted interest from August 31, 2001 to March 31, 2006 on our 11% Zero Coupon Subordinated Notes. The payment of this accreted interest was substantially offset by cash generated from improved operating performance. The accreted interest has previously been included in the outstanding balance of our 11% Zero Coupon Subordinated Notes.
The decrease in cash used in investing activities during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily attributable to proceeds received from the sales of our amine treating business in the first quarter of 2006 and our Canadian fabrication assets in the second quarter of 2006. The proceeds from these sales were substantially offset by a $65.2 million increase in capital expenditures during the six months ended June 30, 2006.
The increase in cash provided by financing activities was primarily due to the use of our bank credit facility for a portion of the redemption of our 11% Zero Coupon Subordinated Notes, including the payment of accreted interest.
We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $225 million to $250 million on net capital expenditures during 2006 including (1) rental equipment fleet additions and (2) approximately $65 million to $75 million on equipment maintenance capital. Projected maintenance capital for 2006 includes the cost of our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment. In addition, our purchase order commitments as of June 30, 2006 are approximately $286 million. Subsequent to December 31, 2005, there have been no other significant changes to our obligations to make future payments under existing contracts.
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
In March 2006, we completed a public offering of $150 million aggregate principal amount of 7 1/2 % Senior Notes due 2013. We used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem our 11% Zero Coupon Subordinated Notes due March 31, 2007. In connection with the redemption, we expensed $5.9 million related to call premium. We paid approximately $242 million to redeem our 11% Zero Coupon Subordinated Notes, including the call premium. The offering and sale of the 2013 Senior Notes were made pursuant to an automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. We may redeem up to 35% of the 2013 Senior Notes using the proceeds of certain equity offerings completed before April 15, 2009 at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 2013 Senior Notes at any time on or after April 15, 2010 at certain redemption prices together with accrued interest, if any, to the date of redemption.
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
As of June 30, 2006, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2006 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facility or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
As of June 30, 2006, we had $70.0 million of outstanding borrowings and $143.5 million of outstanding letters of credit under our bank credit facility, resulting in $236.5 million of additional capacity under such bank credit facility at June 30, 2006. We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7 1/2% Senior Notes due 2013 and our 9% Senior Notes due 2014 permit us at a minimum (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness, including further secured debt under our bank credit facility, so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7 1/2% Senior Notes due 2013 and our 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2006, Hanover’s coverage ratio exceeded 2.25 to 1.0 and therefore as of such date it would allow us to incur a limited amount of indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.

As of June 30, 2006, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s
Outlook	Positive	Stable
Senior implied rating	B1	BB-
Liquidity rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B equipment lease notes, interest at 8.75%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
7 1/2% senior notes due 2013	B3	B
7.25% convertible subordinated notes due 2029*	Caa1	B-

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust that we sponsored. Prior to adoption of FIN 46 in 2003, these securities were reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the Mandatorily Redeemable Convertible Preferred Securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These notes have previously been eliminated in our consolidated financial statements. The changes related to our Mandatorily Redeemable Convertible Preferred Securities for our balance sheet are reclassifications and had no impact on our consolidated results of operations or cash flow.
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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2006 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	June 30, 2006
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(7,210)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(6,940)

As of June 30, 2006, a total of approximately $3.3 million in accrued liabilities, $10.8 million in long-term liabilities and a $14.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of June 30, 2006, we estimated that the effective rate for the six-month period ending in December 2006 would be approximately 10.3%.
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
For the six months ended June 30, 2006, our Argentine operations represented approximately 4% of our revenue and 6% of our gross profit. For the six months ended June 30, 2006, our Venezuelan operations represented approximately 9% of our revenue and 15% of our gross profit. At June 30, 2006, we had approximately $14.5 million and $20.0 million in accounts receivable related to our Argentine and Venezuelan operations.
The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.
Foreign currency translation for the six month ended June 30, 2006 was a gain of $3.7 million, compared to a loss of $5.2 million for the six months ended June 30, 2005. The increase in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar for the six months ended June 30, 2006 as compared to the strengthening of the U.S. Dollar against the Euro for the six months ended June 30, 2005. During the six months ended June 30, 2005, we recorded the impact of the change in the fixed exchange rate made by the Venezuelan government.
The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended June 30,
	2006	2005
Canada	$(1,017)	$195
Argentina	(948)	474
Venezuela	576	3,149
Italy	4,254	(8,892)
All other countries	868	(152)

Exchange gain/(loss)	$3,733	$(5,226)

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
We are involved in a project called the Cawthorne Channel Project in which we operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Group (“Shell”) and Global Gas and Refining Ltd., a Nigerian entity, (“Global”). We completed the building of the required barge-mounted facilities and the project was declared commercial on November 15, 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option, by Global, that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the overall project.
In the first six months of 2006, violence and local unrest significantly increased in Nigeria. We were notified on February 24, 2006 that as a result of the recent events, Global declared Force Majeure with respect to the Cawthorne Channel Project. We have notified Global that we disputed their declaration of Force Majeure and that we believed local conditions did not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to Hanover under the contract. Due to the uncertainty about the ultimate collection, we have not recognized the March 2006 rents on the Cawthorne Channel Project. The Cawthorne Channel Project was brought back online in April 2006 and was operating for part, but not all, of the remainder of the second quarter of 2006. The Cawthorne Channel Project has not been operating since approximately June 10, 2006, primarily due to continued local unrest, but we currently expect it to go back online during the third quarter. Due to the environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.
The Company recognized revenue in the second quarter of 2006 from the Cawthorne Channel Project under the terms of its contract. During the three and six month periods ended June 30, 2006, we recognized $3.9 and $7.3, respectively, of revenues related to the Cawthorne Channel Project. Collection of our revenues is dependent on delivery of gas to our facility by Shell. Based on current information, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell does not provide gas to the project or if Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment and receivables related to this project. At June 30, 2006, we had net assets of approximately $73.7 million related to projects in Nigeria, a majority of which is related to our investment and accounts receivable for the Cawthorne Channel Project.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. The adoption of the guidance currently provided in SFAS 150 did not have a material effect on our consolidated results of operations or cash flow. However, upon further guidance from the FASB, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of June 30, 2006, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2006, the yield rates on the outstanding equity certificates ranged from 13.1% to 13.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the provisions of FIN 48.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting Hanover, see Item 7A, “Quantitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2005. Hanover’s exposure to market risk has not changed materially since December 31, 2005.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 11, 2006, we presented the following matters to the stockholders for action and the votes cast are indicated below:
     1. Election of Nine Directors

Term Ending 2007	For	Withheld
I. Jon Brumley	86,168,210	327,626
Ted Collins, Jr.	82,723,974	3,771,862
Margaret K. Dorman	86,295,976	199,860
Robert R. Furgason	86,051,536	444,300
Victor E. Grijalva	86,157,326	338,510
Gordon T. Hall	86,300,289	195,547
John E. Jackson	86,264,465	231,371
Stephen M. Pazuk	86,164,146	331,690
L. Ali Sheikh	86,308,898	186,938
     2. Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Public Accountants

For	Against	Abstaining
86,381,457	35,181	79,198

     3. Approval of the Hanover Compressor Company 2006 Stock Incentive Plan

For	Against	Abstaining
70,385,624	5,414,953	917,321
Item 6:
(a) Exhibits

10.1	First Amendment to the Hanover Compressor Company and Hanover Compression Limited Partnership Credit Agreement dated November 21, 2005.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HANOVER COMPRESSOR COMPANY

Date:	August 1, 2006

By:	/s/ JOHN E. JACKSON
John E. Jackson
President and Chief Executive Officer

Date:	August 1, 2006

By:	/s/ LEE E. BECKELMAN
Lee E. Beckelman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	First Amendment to the Hanover Compressor Company and Hanover Compression Limited Partnership Credit Agreement dated November 21, 2005.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.