Form 10-Q
period 2006-09-30
HANOVER COMPRESSOR CO /
filed 2006-11-01
CIK 909413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of October 24, 2006: 103,256,313 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except for par value and share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,111	$48,233
Accounts receivable, net of allowance of $5,223 and $4,751, respectively	298,535	243,672
Inventory, net	317,652	251,069
Costs and estimated earnings in excess of billings on uncompleted contracts	79,968	99,166
Prepaid taxes	10,028	8,194
Current deferred income taxes	20,259	13,842
Assets held for sale	2,020	2,020
Prepaid expenses	51,768	20,002
Other current assets	24,893	18,187

Total current assets	860,234	704,385
Property, plant and equipment, net	1,843,996	1,823,100
Goodwill, net	181,098	184,364
Intangible and other assets	53,988	60,406
Investments in non-consolidated affiliates	91,850	90,741

Total assets	$3,031,166	$2,862,996

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$11,157	$4,080
Current maturities of long-term debt	641	1,309
Accounts payable, trade	110,939	92,980
Accrued liabilities	144,239	128,805
Advance billings	145,715	89,513
Liabilities held for sale	878	878
Billings on uncompleted contracts in excess of costs and estimated earnings	83,271	35,126

Total current liabilities	496,840	352,691
Long-term debt	1,415,087	1,473,559
Other liabilities	44,631	38,976
Deferred income taxes	87,736	76,115

Total liabilities	2,044,294	1,941,341

Commitments and contingencies (Note 8)
Minority interest	11,991	11,873
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 103,643,390 and 102,392,918 shares issued, respectively	104	102
Additional paid-in capital	1,095,362	1,097,766
Deferred employee compensation — restricted stock grants	—	(13,249)
Accumulated other comprehensive income	13,071	15,214
Accumulated deficit	(129,686)	(186,088)
Treasury stock—428,330 and 366,091 common shares, at cost, respectively	(3,970)	(3,963)

Total common stockholders’ equity	974,881	909,782

Total liabilities and common stockholders’ equity	$3,031,166	$2,862,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues and other income:
U.S. rentals	$98,030	$87,703	$282,746	$262,548
International rentals	63,792	58,208	193,818	167,644
Parts, service and used equipment	47,951	74,027	152,959	157,995
Compressor and accessory fabrication	90,141	51,798	214,960	125,414
Production and processing equipment fabrication	115,890	90,312	298,162	284,180
Equity in income of non-consolidated affiliates	6,313	6,027	17,391	15,759
Gain on sale of business and other income	1,667	1,771	42,216	2,714

	423,784	369,846	1,202,252	1,016,254

Expenses:
U.S. rentals	39,557	35,503	114,377	102,563
International rentals	25,528	19,284	70,551	53,930
Parts, service and used equipment	37,894	55,865	124,017	117,140
Compressor and accessory fabrication	74,371	44,418	179,546	110,622
Production and processing equipment fabrication	97,675	83,146	255,841	254,700
Selling, general and administrative	50,913	45,442	148,751	131,509
Foreign currency translation	905	1,083	(2,828)	6,309
Other	—	133	1,204	526
Debt extinguishment costs	—	7,318	5,902	7,318
Depreciation and amortization	45,307	47,535	130,352	138,457
Interest expense	28,802	34,612	89,729	105,214

	400,952	374,339	1,117,442	1,028,288

Income (loss) from continuing operations before income taxes and minority interest	22,832	(4,493)	84,810	(12,034)
Provision for income taxes	11,216	10,279	29,209	20,922

Income (loss) from continuing operations before minority interest	11,616	(14,772)	55,601	(32,956)
Minority interest, net of taxes	93	—	—	—

Income (loss) from continuing operations	11,709	(14,772)	55,601	(32,956)
Income (loss) from discontinued operations, net of tax	570	(214)	368	(706)
Gain (loss) from sales of discontinued operations, net of tax	—	48	63	(156)

Income (loss) before cumulative effect of accounting changes	12,279	(14,938)	56,032	(33,818)
Cumulative effect of accounting changes, net of tax	—	—	370	—

Net income (loss)	$12,279	$(14,938)	$56,402	$(33,818)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.12	$(0.16)	$0.55	$(0.37)
Income (loss) from discontinued operations, net of tax	—	—	0.01	(0.01)
Cumulative effect of accounting changes, net of tax	—	—	—	—

Net income (loss)	$0.12	$(0.16)	$0.56	$(0.38)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.11	$(0.16)	$0.54	$(0.37)
Income (loss) from discontinued operations, net of tax	0.01	—	0.01	(0.01)
Cumulative effect of accounting changes, net of tax	—	—	—	—

Net income (loss)	$0.12	$(0.16)	$0.55	$(0.38)

Weighted average common and equivalent shares outstanding:
Basic	101,377	93,888	101,053	88,488

Diluted	103,399	93,888	102,573	88,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$12,279	$(14,938)	$56,402	$(33,818)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	—	—	—	609
Foreign currency translation adjustment	1,793	1,900	(2,143)	(2,157)

Comprehensive income (loss)	$14,072	$(13,038)	$54,259	$(35,366)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$56,402	$(33,818)
Adjustments:
Depreciation and amortization	130,352	138,457
(Income) loss related to discontinued operations, net of tax	(431)	862
Cumulative effect of accounting changes, net of tax	(370)	—
Bad debt expense	3,169	1,568
Gain on sale of property, plant and equipment	(11,282)	(9,736)
Equity in income of non-consolidated affiliates, net of dividends received	(1,125)	2,924
Loss on derivative instruments	—	416
(Gain) loss on remeasurement of intercompany balances	(1,858)	10,968
Net realized gain on trading securities	(2,208)	—
Zero coupon subordinated notes accreted interest paid by refinancing	(86,084)	—
Gain on sale of business	(28,476)	(188)
Stock compensation expense	6,543	4,059
Pay-in-kind interest on zero coupon subordinated notes	6,282	17,185
Sales of (purchase of) trading securities, net	2,208	—
Deferred income taxes	10,703	11,749
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(50,189)	(43,835)
Inventory	(69,325)	(35,956)
Costs and estimated earnings versus billings on uncompleted contracts	69,820	(41,694)
Prepaid and other current assets	(38,526)	(5,942)
Accounts payable and other liabilities	28,476	18,792
Advance billings	56,091	27,508
Other	(4,930)	2,145

Net cash provided by continuing operations	75,242	65,464
Net cash provided by (used in) discontinued operations	431	(376)

Net cash provided by operating activities	75,673	65,088

Cash flows from investing activities:
Capital expenditures	(173,172)	(103,155)
Proceeds from sale of property, plant and equipment	23,473	38,028
Proceeds from sale of business	52,125	2,500
Cash used for business acquisitions	—	(3,426)
Cash used to acquire investments in and advances to non-consolidated affiliates	—	(500)

Net cash used in continuing operations	(97,574)	(66,553)
Net cash provided by discontinued operations	—	220

Net cash used in investing activities	(97,574)	(66,333)

Cash flows from financing activities:
Borrowings on revolving credit facilities	161,500	120,000
Repayments on revolving credit facilities	(140,500)	(79,000)
Proceeds from issuance of senior notes	150,000	—
Payments for debt issue costs	(3,832)	—
Proceeds from warrant conversions and stock options exercised	4,626	4,829
Proceeds (repayments) of other debt, net	5,994	(1,421)
Proceeds from equity offering, net of issuance costs	—	179,202
Repayment of zero coupon subordinated notes principal	(150,000)	—
Payments of 2000B equipment lease obligations	—	(57,589)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Payments of 2001A equipment lease obligations	—	(172,177)

Net cash provided by (used in) continuing operations	27,788	(6,156)
Net cash used in discontinued operations	—	—

Net cash provided by (used in) financing activities	27,788	(6,156)

Effect of exchange rate changes on cash and equivalents	991	(835)

Net increase (decrease) in cash and cash equivalents	6,878	(8,236)
Cash and cash equivalents at beginning of period	48,233	38,076

Cash and cash equivalents at end of period	$55,111	$29,840

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
The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding—used in basic income (loss) per common share	101,377	93,888	101,053	88,488
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	2,022	**	1,520	**
On exercise of warrants	—	**	—	**
On conversion of convertible subordinated notes due 2029	**	**	**	**
On conversion of convertible senior notes due 2008	**	**	**	**
On conversion of convertible senior notes due 2014	**	**	**	**

Weighted average common shares and dilutive potential common shares— used in diluted income (loss) per common share	103,399	93,888	102,573	88,488

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	—	2,066	—	2,534
On exercise of options-exercise price greater than average market value at end of period	44	745	54	749
On exercise of warrants	—	2	—	3
On conversion of convertible subordinated notes due 2029	4,825	4,825	4,825	4,825
On conversion of convertible senior notes due 2008	4,370	4,370	4,370	4,370
On conversion of convertible senior notes due 2014	9,583	9,583	9,583	9,583

	18,822	21,591	18,832	22,064

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
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. In accordance with the modified prospective transition method, results for prior periods have not been restated. For the nine months ended September 30, 2006 and 2005, stock-based compensation expense of $6.5 million and $4.1 million, respectively, was recognized and included in the accompanying unaudited Condensed Consolidated Statements of Operations. There was no income tax benefit recognized for share-based compensation arrangements for both the nine-month periods ended September 30, 2006 and 2005.
On January 1, 2006, we recorded the cumulative effect of the change in accounting related to our adoption of SFAS 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.
Prior to the adoption of SFAS 123(R), we recorded deferred compensation in equity when restricted stock was granted. Due to the adoption of SFAS 123(R) on January 1, 2006, we reclassified $13.2 million from deferred compensation to additional paid-in-capital.
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 that would have been classified as an operating cash inflow prior to our adoption of SFAS 123(R).
As of January 1, 2006, we adopted SFAS 123(R) thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option valuation model and amortized to expense over the options’ vesting periods. Had we used the fair value based accounting method for stock-based compensation expense described by SFAS 123(R) for the three months and nine months ended September 30, 2005, our diluted net loss per common and equivalent share for the three months and nine months ended September 30, 2005 would have been as set forth in the table below ($ in thousands, except per share data).

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss, before stock-based compensation for employees	$(14,938)	$(33,818)
Add back: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	1,836	4,059
Deduct: Stock-based employee compensation expense for employees determined under the fair value method, net of tax	(2,297)	(5,846)

Net loss, after effect of stock-based compensation for employees	$(15,399)	$(35,605)

Net loss per share:
Basic as reported for prior period	$(0.16)	$(0.38)
Basic after effect of stock-based compensation for employees	$(0.16)	$(0.40)
Diluted as reported for prior period	$(0.16)	$(0.38)
Diluted after effect of stock-based compensation for employees	$(0.16)	$(0.40)
Incentive Plans
Hanover has employee stock incentive plans that provide for the granting of restricted stock and options to purchase common shares. During the second quarter of 2006, stockholders approved the Hanover Compressor Company 2006 Stock Incentive Plan (the “Plan”). Upon adoption of the new Plan, our Board of Directors determined to terminate the authority to make future grants under all previously existing equity compensation plans. At September 30, 2006, approximately 4.9 million shares were available for grant in future periods under the Plan. The stock incentive plans provide for various long-term incentive awards, which include stock options, performance shares and restricted stock awards.
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
Stock Options
Prior to the adoption of SFAS 123(R), and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because we granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. Options granted typically vest over a three to four year period and are exercisable over a ten-year period. For footnote disclosures under SFAS No. 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
No stock options have been granted after January 1, 2006 following the adoption of SFAS 123(R). For future stock option grants, we currently plan to use the Black-Scholes valuation model to calculate the fair value of each stock option award and we will follow the provisions of SFAS 123(R). The Company will use historical data and other pertinent information to estimate the expected volatility for the term of new options and the outstanding period of the option. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.
Upon the adoption of SFAS 123(R), unvested options granted prior to the date of adoption are being amortized to expense ratably over the remaining vesting period. For options granted after the date of adoption, the fair value will be amortized to expense ratably over the vesting period.

The following is a summary of stock option activity for the nine months ended September 30, 2006 (in thousands, except per share data and years):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Shares	Price per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2005	3,021	$11.77
Granted	—	$—
Exercised	(442)	$10.46
Forfeited	(112)	$12.24

Outstanding at September 30, 2006	2,467	$11.97	4.8	$15,652

Exercisable at September 30, 2006	2,019	$12.05	4.1	$12,690

The following table summarizes significant ranges of stock options outstanding and exercisable as of September 30, 2006 (in thousands, except per share data and years):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of exercise prices	Shares	Life (in years)	Price	Shares	Price
$7.51–10.00	901	2.2	$9.76	854	$9.75
$10.01–12.50	941	7.1	$11.76	547	$11.74
$12.51–15.00	496	5.2	$14.44	489	$14.46
$15.01–17.50	75	5.5	$17.25	75	$17.25
$17.51–20.00	21	5.4	$18.95	21	$18.95
$22.51–25.00	33	4.8	$25.00	33	$25.00

	2,467			2,019

A summary of the status of the Company’s unvested stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested stock options:
Unvested at December 31, 2005	914	$5.31
Granted	—	$—
Vested	(402)	$5.58
Forfeited	(64)	$5.24

Unvested at September 30, 2006	448	$5.03

As of September 30, 2006, there was approximately $1.8 million of unrecognized compensation cost related to unvested options. Such cost is expected to be recognized over a weighted-average period of 1.4 years. Total compensation expense for stock options was $0.4 million and $1.4 million, respectively, for the three and nine month periods ended September 30, 2006. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $0.4 million and $3.3 million, respectively.
Restricted Stock Awards
For grants of restricted stock and stock-settled restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of the restricted stock at the date of grant. The weighted-average fair value of restricted stock awards granted during the three and nine month periods ended September 30, 2006 was $16.32. The weighted-average fair value of restricted stock awards granted during the three and nine month periods ended September 30, 2005 was $11.98 and $11.96, respectively.

For restricted stock and stock-settled restricted stock units that vest based on performance, we record an estimate of the compensation expense to be expensed over the vesting period related to these grants. The compensation expense recognized in our statements of operations is adjusted for changes in our estimate of the number of performance stock that will vest. After the adoption of SFAS 123(R), performance stock awards are expensed based on the original grant date value of the awards. During the three and nine months ended September 30, 2006, 0.3 million shares (at target) of performance stock awards were granted. Based on the Company’s performance, the ultimate amount of shares that will vest can range from 0% to 200% of target. No performance stock awards were granted during the nine months ended September 30, 2005.
A summary of the status of the Company’s unvested restricted stock awards (including performance stock) as of September 30, 2006 and changes during the nine months ended September 30, 2006 are presented below (shares in thousands):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock awards:
Unvested at December 31, 2005	1,280	$11.80
Granted	764	$16.32
Vested	(355)	$11.97
Forfeited	(119)	$11.73
Change in expected vesting of performance awards	48	$11.39

Unvested at September 30, 2006	1,618	$13.89

As of September 30, 2006, there was approximately $16.9 million of total unrecognized compensation cost related to unvested restricted stock awards (including performance shares). Such cost is expected to be recognized over a weighted-average period of 2.0 years. Total compensation expense for restricted stock awards was $2.0 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively. Total compensation expense for restricted stock awards was $5.1 million and $4.1 million for the nine months ended September 30, 2006 and 2005, respectively. The total fair value of restricted stock awards vested in the three and nine month periods ended September 30, 2006 was $3.7 million and $4.3 million, respectively.
3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30,	December 31,
	2006	2005
Parts and supplies	$138,162	$135,310
Work in progress	168,902	105,405
Finished goods	10,588	10,354

	$317,652	$251,069

As of September 30, 2006 and December 31, 2005, we had inventory reserves of approximately $11.7 million and $11.8 million, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Compression equipment, facilities and other rental assets	$2,539,882	$2,441,119
Land and buildings	97,987	87,604
Transportation and shop equipment	84,361	77,507
Other	56,644	53,824

	2,778,874	2,660,054
Accumulated depreciation	(934,878)	(836,954)

	$1,843,996	$1,823,100

As of September 30, 2006, the compression assets owned by entities that lease equipment to us but, pursuant to our adoption of FIN 46, are included in property, plant and equipment in our consolidated financial statements, had a net book value of approximately $342.3 million, including improvements made to these assets after the sale leaseback transactions.
5. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
Investments in affiliates that are not controlled by Hanover but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the Consolidated Statements of Operations as “Equity in income of non-consolidated affiliates”. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities.
Our ownership interest and location of each equity method investee at September 30, 2006 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
Simco/Harwat Consortium	35.5%	Venezuela	Water Injection Plant
Summarized combined earnings information for these entities consisted of the following amounts (on a 100% basis, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$51,692	$51,894	$151,441	$148,198
Operating income	25,991	27,369	74,700	74,914
Net income	16,053	13,783	37,200	40,925
6. DEBT
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Bank credit facility due November 2010	$69,000	$48,000
4.75% convertible senior notes due 2008*	192,000	192,000
4.75% convertible senior notes due 2014*	143,750	143,750
8.625% senior notes due 2010**	200,000	200,000
7.5% senior notes due 2013**	150,000	—
9.0% senior notes due 2014**	200,000	200,000
2001A equipment lease notes, interest at 8.5%, due September 2008	133,000	133,000
2001B equipment lease notes, interest at 8.75%, due September 2011	250,000	250,000
Zero coupon subordinated notes, interest at 11.0%*	—	229,803
7.25% convertible subordinated notes due 2029*	86,245	86,250
Fair value adjustment — fixed to floating interest rate swaps	(9,130)	(9,686)
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	863	1,751

	1,415,728	1,474,868
Less-current maturities	(641)	(1,309)

Long-term debt	$1,415,087	$1,473,559

*	Securities issued by Hanover (parent company).

**	Securities issued by Hanover (parent company) and guaranteed by Hanover Compression Limited Partnership (“HCLP”).
As of September 30, 2006, we had $69.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facility bore interest at a weighted average rate of 7.1% and 6.1% at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, we also had approximately $164.9 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness. Additional borrowings of up to $216.1 million were available under that facility as of September 30, 2006.
As of September 30, 2006, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facility or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 permit us at a minimum, (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of September 30, 2006, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow us to incur a limited amount of indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.
7.5% Senior Notes due 2013
In March 2006, we completed a public offering of $150 million aggregate principal amount of 7.5% Senior Notes due 2013. We used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem our 11% Zero Coupon Subordinated Notes due March 31, 2007. In connection with the redemption, we expensed $5.9 million related to the call premium. We paid approximately $242 million to redeem our 11% Zero Coupon Subordinated Notes, including the call premium. The offering and sale of the 7.5% Senior Notes were made pursuant to an automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. We may redeem up to 35% of the 7.5% Senior Notes using the proceeds of certain equity offerings completed before April 15, 2009 at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 7.5% Senior Notes at any time on or after April 15, 2010 at certain redemption prices together with accrued interest, if any, to the date of redemption.
The 7.5% Senior Notes are our general unsecured senior obligations and rank equally in right of payment with all of our other senior debt. The 7.5% Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the 7.5% Senior Notes. The 7.5% Senior Notes are guaranteed on a senior subordinated basis by HCLP. The 7.5% Senior Notes rank equally in right of payment with our 8.625% Senior Notes and 9.0% Senior Notes and the guarantee of the 7.5% Senior Notes by HCLP ranks equally in right of payment with the guarantee of the 8.625% Senior Notes and 9.0% Senior Notes by HCLP. The indenture under which the 7.5% Senior Notes were issued contains various financial covenants which limit, among other things, our ability to incur additional indebtedness or sell assets.
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

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. The following table summarizes, by individual hedge instrument, these interest rate swaps as of September 30, 2006 (dollars in thousands):

				Fair Value of
		Fixed Rate to be	Notional	Swap at
Floating Rate to be Paid	Maturity Date	Received	Amount	September 30, 2006
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,687)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,443)
As of September 30, 2006, a total of approximately $1.6 million in accrued liabilities, $7.5 million in long-term liabilities and a $9.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of September 30, 2006, we estimated that the effective rate for the six-month period ending in December 2006 would be approximately 9.9%.
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
8. COMMITMENTS AND CONTINGENCIES
Hanover has issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2006
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2009	$4,999
El Furrial (1)	2013	29,019
Other:
Performance guarantees through letters of credit (2)	2006-2010	155,490
Standby letters of credit	2006-2007	13,739
Commercial letters of credit	2006-2007	15,833
Bid bonds and performance bonds (2)	2006-2011	125,564

		$344,644

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
We are involved in a project called the Cawthorne Channel Project in Nigeria, a project in which Global Gas and Refining Ltd., a Nigerian entity (“Global”) has contracted with an affiliate of The Royal/Dutch Group (“Shell”) to process gas from some of Shell’s

Nigerian oil and gas fields. Pursuant to a contract between us and Global, we rent and operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway. We completed the building of the required barge-mounted facilities and our portion of the project was declared commercial by Global in November 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option, by Global, that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is primarily responsible for the overall project.
In the first nine months of 2006, violence and local unrest significantly increased in Nigeria. As a result of these events, Global declared Force Majeure with respect to the Cawthorne Channel Project. Global’s actions followed a declaration of Force Majeure by Shell under its contract with Global. We have notified Global that we dispute their declaration of Force Majeure and that we believed local conditions did not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to us under our contract with Global. The Cawthorne Channel Project was brought back on-line in April 2006 and operated through early June 2006.
In early June and again in October 2006, the area experienced unrest and violence and gas delivery from Shell to the Project was stopped in June 2006. The Project did not receive any gas from Shell during the third quarter and Shell has not completed repairs on its gathering system. As a result, the Cawthorne Channel Project has not operated since early June 2006.
During the three and nine month periods ended September 30, 2006, we recognized $0 million and $7.3 million, respectively, of revenues related to the Cawthorne Channel Project and we have received approximately $2.6 million in payments during 2006. Even though we believe we are entitled to rents from Global, irrespective of whether Shell has declared Force Majeure, and have invoiced Global for rents, collectibility is not reasonably assured due to uncertainty regarding when the Project’s operations will restart and Global’s dependence on gas production by the Cawthorne Channel Project to pay its rents to us. Therefore, we did not recognize any revenue related to the Cawthorne Channel Project in the third quarter of 2006. Once the Cawthorne Channel Project goes back on-line, we will determine how much revenue to recognize for the period it is on-line. Based on current long-term expectations of future run-time, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell does not provide gas to the project or if Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment and receivables related to this project. At September 30, 2006, we had net assets of approximately $75.3 million related to projects in Nigeria, a majority of which is related to our investment and accounts receivable for the Cawthorne Channel Project.
Additionally, due to the environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.
In the ordinary course of business we are involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
9. RELATED-PARTY TRANSACTIONS
Ted Collins, Jr., a Director of the Company, owns 100% of Azalea Partners, which owns approximately 15% of Energy Transfer Group, LLC (“ETG”). In the first quarter of 2006, we entered into an agreement to be ETG’s exclusive manufacturer of Dual Drive compressors and to provide marketing services for ETG. During the nine months ended September 30, 2006 and 2005, we recorded revenue of approximately $34.8 million and $14.5 million, respectively, related to sales to ETG. As of September 30, 2006 and December 31, 2005, we had receivable balances due from ETG of $7.3 million and $1.1 million, respectively. In addition, Hanover and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership, each party is responsible for its obligations as a co-owner. In addition, Hanover is the designated manager of the facility. As manager, Hanover received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.5 million for both of the nine month periods ended September 30, 2006 and 2005.
10. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. The adoption of the guidance currently provided in SFAS 150 did not have a material effect on our consolidated results of operations or cash flow. However, upon further guidance from the FASB, we may be required to classify as debt approximately $12.0 million in sale leaseback obligations that, as of September 30, 2006, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of September 30, 2006, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At September 30, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the provisions of SFAS 155 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157.
11. REPORTABLE SEGMENTS
We manage our business segments primarily based upon the type of product or service provided. We have six principal industry segments: U.S. Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; Production and Processing — Belleli; and Production and Processing — Surface Equipment Fabrication. The U.S. and International Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover-owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment. The Compressor and Accessory Fabrication segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing — Surface Equipment Fabrication segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas. The Production and Processing — Belleli segment provides engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms. During 2005, we determined that the Production and Processing — Belleli segment should become a separate reportable segment from our Production and Processing — Surface Equipment Fabrication reportable segment due to differing long term economic characteristics. We have adjusted prior periods to conform to the current presentation.
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
The following tables present sales and other financial information by industry segment for the three months ended September 30, 2006 and 2005.

					Production and			Total
			Parts,	Compressor	Processing			revenues
			service and	and	Surface			and
	U.S.	International	used	accessory	equipment		Other	other
	rentals	rentals	equipment	fabrication	fabrication	Belleli	income	income
	(in thousands)
September 30, 2006:
Revenue from external customers	$98,030	$63,792	$47,951	$90,141	$50,776	$65,114	$7,980	$423,784
Gross profit	58,473	38,264	10,057	15,770	10,471	7,744	7,980	148,759
September 30, 2005:
Revenue from external customers	$87,703	$58,208	$74,027	$51,798	$43,421	$46,891	$7,798	$369,846
Gross profit	52,200	38,924	18,162	7,380	4,000	3,166	7,798	131,630
The following tables present sales and other financial information by industry segment for the nine months ended September 30, 2006 and 2005.

					Production and			Total
			Parts,	Compressor	Processing			revenues
			service and	and	Surface			and
	U.S.	International	used	accessory	equipment		Other	other
	rentals	rentals	equipment	fabrication	fabrication	Belleli	income	income
	(in thousands)
September 30, 2006:
Revenue from external customers	$282,746	$193,818	$152,959	$214,960	$133,992	$164,170	$59,607	$1,202,252
Gross profit	168,369	123,267	28,942	35,414	24,888	17,433	59,607	457,920
September 30, 2005:
Revenue from external customers	$262,548	$167,644	$157,995	$125,414	$145,051	$139,129	$18,473	$1,016,254
Gross profit	159,985	113,714	40,855	14,792	18,778	10,702	18,473	377,299
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
Due to changes in market conditions, we have made valuation adjustments and the disposal plan for a small piece of our original non-oilfield power generation business was not completed as of September 30, 2006. We are continuing to actively market this asset. The remaining asset is expected to be sold within the next three to six months and the asset and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.

Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues and other:
U.S. rentals	$—	$250	$15	$320
Other	776	74	776	79

	776	324	791	399
Expenses:
U.S. rentals	48	274	182	657
Selling, general and administrative	1	101	84	280
Foreign currency translation	—	—	—	5
Interest expense	—	163	—	163

	49	538	266	1,105

Income (loss) from discontinued operations before income taxes	727	(214)	525	(706)
Provision for income taxes	157	—	157	—

Income (loss) from discontinued operations	$570	$(214)	$368	$(706)

Summary balance sheet data for assets held for sale (in thousands):

	September 30,	December 31,
	2006	2005
Current asset	$2,020	$2,020
Current liabilities	(878)	(878)

Net assets held for sale	$1,142	$1,142

13. INCOME TAXES
During the three months ended September 30, 2006, we recorded a net tax provision of $11.2 million compared to $10.3 million for the three months ended September 30, 2005. Our effective tax rate for the three months ended September 30, 2006 was 49%, compared to (229)% for the three months ended September 30, 2005. During the nine months ended September 30, 2006, we recorded a net tax provision of $29.2 million compared to $20.9 million for the nine months ended September 30, 2005. Our effective tax rate for the nine months ended September 30, 2006 was 34%, compared to (174)% for the nine months ended September 30, 2005. The change in the effective tax rates was primarily due to our current U.S. tax position and the change in the weight of our U.S. income (loss), including the gain on the sale of our U.S. amine treating business that was recorded in the first quarter of 2006, compared to total income (loss) and the impact of change in loss jurisdictions. During the nine months ended September 30, 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. Our tax provision for the nine months ended September 30, 2006 includes approximately $3.0 million in deferred tax expense related to the enactment of the Texas Margins tax described below. Our provision for the three and nine months ended September 30, 2005 was impacted by a $3.1 million valuation allowance against U.K. deferred tax assets for which we could not come to the conclusion that realization is more likely than not.
On May 18, 2006, the Governor of Texas signed into law House Bill 3 (“HB-3”) which modifies the existing Texas franchise tax law. The modified franchise tax will be computed by subtracting either costs of goods sold or compensation expense, as defined in HB-3, from gross revenue to arrive at a gross margin. The resulting gross margin will be taxed at a one percent tax rate. HB-3 has also expanded the definition of tax paying entities to include limited partnerships and thereby now subjecting us to a new state tax expense. HB-3 becomes effective for activities occurring on or after January 1, 2007. We believe that this tax should still be accounted for as an income tax, following the provisions of SFAS 109, because it has the characteristics of an income tax. Accordingly, a deferred tax liability of $3.0 million was established for future liabilities under this new tax in the nine months ended September 30, 2006.
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
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”) , the annual utilization of our net operating loss carryforward may be limited if there is a 50 percentage point change in ownership of Hanover within a three-year period by certain stockholders owning 5% or more of our stock. We do not believe that a 50 percentage point change in ownership has occurred during the three year period ended September 30, 2006. It is possible that subsequent transactions involving our capital stock could result in such a limitation.

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
OVERVIEW
Our revenue and other income for the third quarter 2006 was $423.8 million compared to third quarter 2005 revenue and other income of $369.8 million. Net income for the third quarter 2006 was $12.3 million compared with a net loss of $14.9 million in the third quarter 2005. Our revenue and net income increased due to improved market conditions and our focus on improving sales and margins.
Our revenue and other income for the nine months ended September 30, 2006 was $1,202.3 million compared to revenue and other income of $1,016.3 million for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was $56.4 million compared with a net loss of $33.8 million for the nine months ended September 30, 2005. Our revenue and net income increased due to improved market conditions and our focus on improving sales and margins. In addition, results for the nine months ended September 30, 2006 benefited from a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006 and an $8.0 million pre-tax gain on the sale of our fabrication facilities in Canada during the second quarter of 2006. Results for the nine months ended September 30, 2006 were also impacted by debt extinguishment costs of $5.9 million related to the call premium to repay our 11% Zero Coupon Subordinated Notes due March 31, 2007 in the first quarter of 2006.
Total compression horsepower at September 30, 2006 was approximately 3,337,000, consisting of approximately 2,444,000 horsepower in the United States and approximately 893,000 horsepower internationally.
At September 30, 2006, Hanover’s total third-party fabrication backlog was approximately $688.8 million compared to approximately $373.1 million at December 31, 2005 and $394.8 million at September 30, 2005. Our compressor and accessory fabrication backlog was approximately $192.4 million at September 30, 2006, compared to approximately $85.4 million at December 31, 2005 and $95.6 million at September 30, 2005. Our backlog for production and processing equipment fabrication was approximately $496.4 million at September 30, 2006, compared to approximately $287.7 million at December 31, 2005 and $299.2 million at September 30, 2005.
Industry Conditions
The North American rig count increased by 12% to 2,185 at September 30, 2006 from 1,949 at September 30, 2005, and the twelve-month rolling average North American rig count increased by 20% to 2,090 at September 30, 2006 from 1,743 at September 30, 2005. In addition, the twelve-month rolling average U.S. wellhead natural gas price increased to $7.45 per Mcf at September 30, 2006 from $6.44 per Mcf at September 30, 2005. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced significant growth in U.S. rentals of equipment, which we believe is primarily the result of (i) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers, and (ii) an increase in the purchase of compression equipment by oil and gas companies that have available capital. However, improved market conditions have led to improved pricing and demand for compression equipment in the U.S. market. In response, we have converted one of our facilities to refurbish approximately 200,000 horsepower of idle U.S. compression assets so we can deploy these units in both our U.S. and international rental businesses. To date, the compression units from the first phase of this project have primarily been deployed on international projects; but, we expect that this program, along with the addition of new rental units, will increase our available U.S. horsepower over the next twelve months.
U.S. Tax Position
As a result of prior operating losses, we are in a net deferred tax asset position for U.S. income tax purposes. Due to our cumulative U.S. tax losses, we can not reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future and we have recorded a valuation allowance on our net U.S. deferred tax asset position. During the nine months ended September 30, 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. Although we expect U.S. pre-tax earnings in 2006, including the gain on the sale of our U.S. amine treating business, we have not reached the conclusion that we can overcome the “more likely than not” criteria of SFAS 109 to reverse the valuation allowance on our remaining net U.S. deferred tax assets. If we are required to record and/or release additional valuation allowances in the United States or any other jurisdiction, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
Summary of Business Line Results
U.S. Rentals
(in thousands)

	Three months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$98,030	$87,703	12%
Operating expense	39,557	35,503	11%

Gross profit	$58,473	$52,200	12%
Gross margin	60%	60%	0%
U.S. rental revenue and gross profit increased during the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due primarily to an improvement in market conditions that has led to an improvement in pricing and an increase in contracted horsepower. Gross margin for the three months ended September 30, 2006 benefited from price increases, but was offset by higher repair and maintenance expenses and the impact of recording increased incentive compensation expenses of approximately $1.1 million, including the impact of the adoption of SFAS 123(R).
International Rentals
(in thousands)

	Three months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$63,792	$58,208	10%
Operating expense	25,528	19,284	32%

Gross profit	$38,264	$38,924	(2)%
Gross margin	60%	67%	(7)%
During the three months ended September 30, 2006, international rental revenue increased, compared to the three months ended September 30, 2005, primarily due to increased rental activity in Venezuela, Mexico, Argentina and Brazil. Gross profit and gross margin decreased primarily due to higher repair and maintenance costs in Venezuela, Argentina and Mexico and increased costs in Nigeria. Additionally, we were not able to recognize approximately $5.4 million of revenues related to projects in Nigeria (of which $4.2 million related to the Cawthorne Channel Project) that were off-line due to the unrest in that area and the resulting uncertainty related to the collection of the associated receivables during the third quarter of 2006. Although we were not able to recognize these revenues, we have recognized the expenses incurred associated with these projects in Nigeria. This impacted gross margins by approximately 3%.
Parts, Service and Used Equipment
(in thousands)

	Three months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$47,951	$74,027	(35)%
Operating expense	37,894	55,865	(32)%

Gross profit	$10,057	$18,162	(45)%
Gross margin	21%	25%	(4)%
Parts, service and used equipment revenue for the three months ended September 30, 2006 were lower than the three months ended September 30, 2005 primarily due to a decrease in used rental equipment sales. Gross profit and gross margin for the three months ended September 30, 2006 were lower than the three months ended September 30, 2005 primarily due to reduced margins on used rental equipment sales and installation sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the three months ended September 30, 2006, parts and service revenue was $43.7 million with a gross margin of 24%, compared to $40.7 million and 25%, respectively, for the three months ended September 30, 2005. Used rental equipment and installation sales revenue for the three months ended September 30, 2006 was $4.2 million with a gross margin of (6)%, compared to $33.3 million with a 24% gross margin for the three months ended September 30, 2005. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.
Compressor and Accessory Fabrication
(in thousands)

	Three months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$90,141	$51,798	74%
Operating expense	74,371	44,418	67%

Gross profit	$15,770	$7,380	114%
Gross margin	17%	14%	3%
For the three months ended September 30, 2006, compressor and accessory fabrication revenue, gross profit and gross margin increased, compared to the three months ended September 30, 2005, primarily due to improved market conditions that led to higher sales levels and improved pricing. As of September 30, 2006, we had compressor fabrication backlog of $192.4 million compared to $95.6 million at September 30, 2005.
Production and Processing Equipment Fabrication
(in thousands)

	Three months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$115,890	$90,312	28%
Operating expense	97,675	83,146	17%

Gross profit	$18,215	$7,166	154%
Gross margin	16%	8%	8%
Production and processing equipment fabrication revenue, gross profit and gross margin for the three months ended September 30, 2006 were higher than for the three months ended September 30, 2005, primarily due to an improvement in market conditions that led to an increase in awarded sales, improved pricing and an improvement in operating efficiencies. Margins for the three months ended September 30, 2005 were also impacted by poor performance on a number of jobs. As of September 30, 2006, we had a production and processing equipment fabrication backlog of $496.4 million compared to $299.2 million at September 30, 2005, including Belleli’s backlog of $454.0 million and $203.1 million at September 30, 2006 and 2005, respectively.

Belleli’s revenue and gross profit increased during the three months ended September 30, 2006 compared to the same period in 2005 due to improved market conditions. During the three months ended September 30, 2006, Belleli’s revenue increased $18.2 million to $65.1 million and Belleli’s gross profit increased $4.6 million to $7.7 million compared to the same period in 2005.
Expenses
Selling, general, and administrative expense (“SG&A”) for the three months ended September 30, 2006 was $50.9 million, compared to $45.4 million during the three months ended September 30, 2005. The increase in SG&A expense is primarily due to increased incentive compensation expenses, including the impact of our adoption of SFAS 123(R), and other costs associated with the increase in business activity. As a percentage of revenues and other income, SG&A for both the three months ended September 30, 2006 and September 30, 2005 was 12%.
Depreciation and amortization expense for the three months ended September 30, 2006 decreased to $45.3 million, compared to $47.5 million for the three months ended September 30, 2005. Depreciation and amortization decreased during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 primarily due to reduced amortization of deferred financing costs. Depreciation and amortization expense for the three months ended September 30, 2005 included a write-off of $2.5 million of unamortized debt issuance costs related to the partial redemption and repayment of our 2001A compression equipment lease obligations.
The decrease in our interest expense was primarily due to debt repayments since September 30, 2005 including the redemption of our 11% Zero Coupon Subordinated Notes using proceeds from our public offering of $150 million 7 1/2% Senior Notes due 2013 and borrowings under our bank credit facility.
Foreign currency translation for the three months ended September 30, 2006 and 2005 was a loss of $0.9 million and $1.1 million, respectively. For the three months ended September 30, 2006, foreign currency translation included a $0.3 million gain related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt. For the three months ended September 30, 2005, foreign currency translation included a $2.1 million loss related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt, primarily for our subsidiary in Canada.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Canada	$(61)	$(1,447)
Argentina	(73)	(112)
Venezuela	6	304
Italy	(637)	(273)
All other countries	(140)	445

Exchange gain (loss)	$(905)	$(1,083)

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
Income Taxes
During the three months ended September 30, 2006, we recorded a net tax provision of $11.2 million compared to $10.3 million for the three months ended September 30, 2005. Our effective tax rate for the three months ended September 30, 2006 was 49%, compared to (229)% for the three months ended September 30, 2005. The change in the effective tax rate was primarily due to our current U.S. tax position and the change in the weight of our U.S. income (loss), including the gain on the sale of our U.S. amine treating business that was recorded in the first quarter of 2006, compared to total income (loss) and the impact of change in loss jurisdictions. During the three months ended September 30, 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. Our provision for the three months ended September 30, 2005 was impacted by a $3.1 million valuation allowance against U.K. deferred tax assets for which we could not come to the conclusion that realization is more likely than not.

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
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
Summary of Business Line Results
U.S. Rentals
(in thousands)

	Nine months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$282,746	$262,548	8%
Operating expense	114,377	102,563	12%

Gross profit	$168,369	$159,985	5%
Gross margin	60%	61%	(1)%
U.S. rental revenue and gross profit increased during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due primarily to an improvement in market conditions that has led to an improvement in pricing and an increase in contracted horsepower. Gross margin for the nine months ended September 30, 2006 decreased compared to the nine months ended September 30, 2005, primarily due to $3.0 million of higher expenses related to our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment and the impact of recording increased incentive compensation expenses of approximately $2.8 million, including the impact of the adoption of SFAS 123(R), partially offset by price increases.
International Rentals
(in thousands)

	Nine months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$193,818	$167,644	16%
Operating expense	70,551	53,930	31%

Gross profit	$123,267	$113,714	8%
Gross margin	64%	68%	(4)%
During the nine months ended September 30, 2006, international rental revenue and gross profit increased, compared to the nine months ended September 30, 2005, primarily due to increased rental activity in Venezuela, Mexico and Nigeria. Gross margin decreased primarily due to increased labor costs in Argentina and reduced margins in Brazil and Mexico. Additionally, we did not recognize approximately $6.3 million of revenues related to projects in Nigeria (of which $5.1 million related to the Cawthorne Channel Project) that were off-line due to the unrest in that area and the resulting uncertainty related to the collection of the associated receivables during the nine months ended September 30, 2006. Although we were not able to recognize these revenues, we have recognized the expenses incurred associated with these projects in Nigeria. This impacted gross margins by approximately 1%.
Parts, Service and Used Equipment
(in thousands)

	Nine months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$152,959	$157,995	(3)%
Operating expense	124,017	117,140	6%

Gross profit	$28,942	$40,855	(29)%
Gross margin	19%	26%	(7)%

Parts, service and used equipment revenue for the nine months ended September 30, 2006 were lower than the nine months ended September 30, 2005 primarily due to a decrease in used rental equipment sales. Gross margin for the nine months ended September 30, 2006 decreased due to lower margins on used equipment sales and installation sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the nine months ended September 30, 2006, parts and service revenue was $128.6 million with a gross margin of 23%, compared to $110.5 million and 26%, respectively, for the nine months ended September 30, 2005. Used rental equipment and installation sales revenue for the nine months ended September 30, 2006 was $24.4 million with a gross margin of (4)%, compared to $47.5 million with a 25% gross margin for the nine months ended September 30, 2005. Used rental equipment and installation gross margin was negatively impacted by approximately $3.0 million of cost overruns on installation jobs in the first quarter of 2006. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.
Compressor and Accessory Fabrication
(in thousands)

	Nine months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$214,960	$125,414	71%
Operating expense	179,546	110,622	62%

Gross profit	$35,414	$14,792	139%
Gross margin	16%	12%	4%
For the nine months ended September 30, 2006, compressor and accessory fabrication revenue, gross profit and gross margin increased primarily due to improved market conditions that led to higher sales levels and better pricing. As of September 30, 2006, we had compressor fabrication backlog of $192.4 million compared to $95.6 million at September 30, 2005.
Production and Processing Equipment Fabrication
(in thousands)

	Nine months ended
	September 30,		Increase
	2006	2005	(Decrease)
Revenue	$298,162	$284,180	5%
Operating expense	255,841	254,700	0%

Gross profit	$42,321	$29,480	44%
Gross margin	14%	10%	4%
Production and processing equipment fabrication revenue for the nine months ended September 30, 2006 was higher than for the nine months ended September 30, 2005, primarily due to an improvement in market conditions that led to an increase in awarded sales, improved pricing and an improvement in operating efficiencies. Gross margins improved due to improved market conditions and poor performance on a few jobs in the first nine months of 2005. As of September 30, 2006, we had a production and processing equipment fabrication backlog of $496.4 million compared to $299.2 million at September 30, 2005, including Belleli’s backlog of $454.0 million and $203.1 million at September 30, 2006 and 2005, respectively.
Belleli’s revenue and gross profit increased during the nine months ended September 30, 2006 compared to the same period in 2005 due to improved market conditions. During the nine months ended September 30, 2006, Belleli’s revenue increased $25.0 million to $164.2 million and Belleli’s gross profit increased $6.7 million to $17.4 million compared to the same period in 2005.
Gain on sale of business and other income
Gain on sale of business and other income for the nine months ended September 30, 2006 increased to $42.2 million, compared to $2.7 million for the nine months ended September 30, 2005. The increase was primarily due to a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006 and an $8.0 million pre-tax gain on the sale of assets used in our fabrication facility in Canada during the second quarter of 2006.

Expenses
SG&A for the nine months ended September 30, 2006 was $148.8 million, compared to $131.5 million for the nine months ended September 30, 2005. The increase in SG&A expense is primarily due to increased compensation expenses, including the impact of our adoption of SFAS 123(R), and other costs associated with the increase in business activity. As a percentage of revenues and other income, SG&A for the nine months ended September 30, 2006 and September 30, 2005 was 12% and 13%, respectively.
Depreciation and amortization expense for the nine months ended September 30, 2006 decreased to $130.4 million, compared to $138.5 million for the nine months ended September 30, 2005. Depreciation and amortization decreased during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily due to reduced amortization of deferred financing costs and reduced amortization related to installation costs that were fully amortized. Depreciation and amortization expense for the nine months ended September 30, 2005 included a write-off of $2.5 million of unamortized debt issuance costs related to the partial redemption and repayment of our 2001A compression equipment lease obligations.
Other expense for the nine months ended September 30, 2006 increased to $1.2 million, compared to $0.5 million for the nine months ended September 30, 2005. We recorded a $1.2 million charge to other expense in the second quarter of 2006 related to the write-down of a pre-acquisition receivable for Belleli to our estimated net realizable value.
The decrease in our interest expense was primarily due to debt repayments since September 30, 2005 and the redemption of our 11% Zero Coupon Subordinated Notes using proceeds from our public offering of $150 million 7 1/2% Senior Notes due 2013 and borrowings under our bank credit facility.
Foreign currency translation for the nine months ended September 30, 2006 was a gain of $2.8 million, compared to a loss of $6.3 million for the nine months ended September 30, 2005. The increase in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar for the nine months ended September 30, 2006 as compared to the strengthening of the U.S. Dollar against the Euro for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, foreign currency translation included a $1.9 million gain and an $11.0 million loss, respectively, related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt, primarily for our subsidiary in Italy. During the nine months ended September 30, 2005, we recorded the impact of the change in the fixed exchange rate made by the Venezuelan government.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Canada	$(1,078)	$(1,252)
Argentina	(1,020)	362
Venezuela	581	3,453
Italy	3,617	(9,165)
All other countries	728	293

Exchange gain/(loss)	$2,828	$(6,309)

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
Income Taxes
During the nine months ended September 30, 2006, we recorded a net tax provision of $29.2 million compared to $20.9 million for the nine months ended September 30, 2005. Our effective tax rate for the nine months ended September 30, 2006 was 34%, compared to (174)% for the nine months ended September 30, 2005. The change in the effective tax rate was primarily due to our current U.S. tax position and the change in the weight of our U.S. income (loss), including the gain on the sale of our U.S. amine treating business that was recorded in the first quarter of 2006, compared to total income (loss) and the impact of change in loss jurisdictions. During the nine months ended September 30, 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. Our tax provision for the nine months ended September 30, 2006 includes approximately $3.0 million in deferred tax expense related to the enactment of the Texas Margins tax. Our provision for the nine months ended September 30, 2005 was impacted by a $3.1 million valuation allowance against U.K. deferred tax assets for which we could not come to the conclusion that realization is more likely than not.

As a result of prior operating losses, we are in a net deferred tax asset position for U.S. income tax purposes. Due to our cumulative U.S. tax losses, we can not reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future and we have recorded a valuation allowance on our net U.S. deferred tax asset position. Although we expect to recognize U.S. pre-tax earnings in 2006, including the gain on the sale of our U.S. amine treating business, we have not reached the conclusion that we can overcome the “more likely than not” criteria of SFAS 109 to reverse the valuation allowance on our remaining net U.S. deferred tax assets. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record and/or release additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.
Cumulative Effect of Accounting Change, Net of Tax
On January 1, 2006, we recorded the cumulative effect of change in accounting related to our adoption of SFAS 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $55.1 million at September 30, 2006 compared to $48.2 million at December 31, 2005. Working capital increased to $363.4 million at September 30, 2006 from $351.7 million at December 31, 2005. The increase in working capital was primarily attributable to an increase in accounts receivable and inventory, partially offset by an increase in advance billings and billings on uncompleted contracts in excess of costs and estimated earnings.
Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the table below (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Net cash provided by (used in) continuing operations:
Operating activities	$75,242	$65,464
Investing activities	(97,574)	(66,553)
Financing activities	27,788	(6,156)
Effect of exchange rate changes on cash and cash equivalents	991	(835)
Net cash provided by (used in) discontinued operations	431	(156)

Net change in cash and cash equivalents	$6,878	$(8,236)

The increase in cash provided by operating activities for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to cash generated from improved operating performance. The increase was substantially offset by the payment of $86.1 million of accreted interest from August 31, 2001 to March 31, 2006 on our 11% Zero Coupon Subordinated Notes, which were redeemed in the second quarter of 2006. The accreted interest was previously included in the outstanding balance of our 11% Zero Coupon Subordinated Notes.
The increase in cash used in investing activities during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily attributable to a $70.0 million increase in net capital expenditures during the nine months ended September 30, 2006. The increase in cash used in investing activities was partially offset by proceeds received from the sales of our amine treating business in the first quarter of 2006 and our Canadian fabrication assets in the second quarter of 2006.
The increase in cash provided by financing activities was primarily due to the use of our bank credit facility for a portion of the redemption of our 11% Zero Coupon Subordinated Notes, including the payment of accreted interest.
We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $225 million to $250 million on net capital expenditures during 2006 including (1) rental equipment fleet additions and (2) approximately $65 million to $75 million on equipment maintenance capital. Projected maintenance capital for 2006 includes the cost of our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment. In addition, our purchase order commitments as of September 30, 2006 are approximately $337 million.

Other than the increase in purchase commitments and the refinancing completed in March 2006 which is discussed below, subsequent to December 31, 2005, there have been no other significant changes to our obligations to make future payments under existing contracts.
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
Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity capital and issuing long-term debt.
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
In March 2006, we completed a public offering of $150 million aggregate principal amount of 7 1/2% Senior Notes due 2013. We used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem our 11% Zero Coupon Subordinated Notes due March 31, 2007. In connection with the redemption, we expensed $5.9 million related to the call premium. We paid approximately $242 million to redeem our 11% Zero Coupon Subordinated Notes, including the call premium. The offering and sale of the
7 1/2% Senior Notes were made pursuant to an automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. We may redeem up to 35% of the 7 1/2% Senior Notes using the proceeds of certain equity offerings completed before April 15, 2009 at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 7 1/2% Senior Notes at any time on or after April 15, 2010 at certain redemption prices together with accrued interest, if any, to the date of redemption.
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
As of September 30, 2006, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2006 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facility or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
As of September 30, 2006, we had $69.0 million of outstanding borrowings and $164.9 million of outstanding letters of credit under our bank credit facility, resulting in $216.1 million of additional capacity under such bank credit facility at September 30, 2006. We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7 1/2% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 permit us at a minimum (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness, including further secured debt under our bank credit facility, so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7 1/2% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of September 30, 2006, Hanover’s coverage ratio exceeded 2.25 to 1.0 and therefore as of such date it would allow us to incur a limited amount of indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.
In September 2006, Moody’s Investors Service, Inc. (“Moody’s”) announced the implementation of its new Probability-of-Default (PD) and Loss-Given-Default (LGD) rating methodologies for the U.S. and Canadian oilfield service and refining and marketing sectors. As of September 30, 2006, our credit ratings as assigned by Moody’s and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s
Outlook	Positive	Stable
Senior implied rating	B1	BB-
Liquidity rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	Ba3, LGD 3	B+
2001B equipment lease notes, interest at 8.75%, due September 2011	Ba3, LGD 3	B+
4.75% convertible senior notes due 2008	B3, LGD 5	B
4.75% convertible senior notes due 2014	B3, LGD 5	B
8.625% senior notes due 2010	B2, LGD 4	B
9.0% senior notes due 2014	B2, LGD 4	B
7 1/2% senior notes due 2013	B2, LGD 4	B
7.25% convertible subordinated notes due 2029*	B3, LGD 6	B-

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust that we sponsored. Prior to adoption of FIN 46 in 2003, these securities were reported on our balance sheet as mandatorily redeemable convertible preferred securities. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of the trust, the trust is a VIE under FIN 46. As such, the Mandatorily Redeemable Convertible Preferred Securities issued by the trust are no longer reported on our balance sheet. Instead, we now report our subordinated notes payable to the trust as a debt. These notes were removed from our consolidated financial statements effective July 1, 2003 in connection with our adoption of FIN 46.
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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. The following table summarizes, by individual hedge instrument, these interest rate swaps as of September 30, 2006 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	September 30, 2006
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,687)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,443)
As of September 30, 2006, a total of approximately $1.6 million in accrued liabilities, $7.5 million in long-term liabilities and a $9.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of September 30, 2006, we estimated that the effective rate for the six-month period ending in December 2006 would be approximately 9.9%.
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
For the nine months ended September 30, 2006, our Argentine operations represented approximately 4% of our revenue and 6% of our gross profit. For the nine months ended September 30, 2006, our Venezuelan operations represented approximately 9% of our revenue and 15% of our gross profit. At September 30, 2006, we had approximately $14.2 million and $23.4 million in accounts receivable related to our Argentine and Venezuelan operations, respectively.
The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.
Foreign currency translation for the nine month ended September 30, 2006 was a gain of $2.8 million, compared to a loss of $6.3 million for the nine months ended September 30, 2005. The increase in foreign exchange gain is primarily due to strengthening of the Euro against the U.S. Dollar for the nine months ended September 30, 2006 as compared to the strengthening of the U.S. Dollar against the Euro for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we recorded the impact of the change in the fixed exchange rate made by the Venezuelan government.

The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Canada	$(1,078)	$(1,252)
Argentina	(1,020)	362
Venezuela	581	3,453
Italy	3,617	(9,165)
All other countries	728	293

Exchange gain/(loss)	$2,828	$(6,309)

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
We are involved in a project called the Cawthorne Channel Project in Nigeria, a project in which Global Gas and Refining Ltd., a Nigerian entity (“Global”) has contracted with an affiliate of The Royal/Dutch Group (“Shell”) to process gas from some of Shell’s Nigerian oil and gas fields. Pursuant to a contract between us and Global, we rent and operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway. We completed the building of the required barge-mounted facilities and our portion of the project was declared commercial by Global in November 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option, by Global, that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is primarily responsible for the overall project.
In the first nine months of 2006, violence and local unrest significantly increased in Nigeria. As a result of these events, Global declared Force Majeure with respect to the Cawthorne Channel Project. Global’s actions followed a declaration of Force Majeure by Shell under its contract with Global. We have notified Global that we dispute their declaration of Force Majeure and that we believed local conditions did not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to us under our contract with Global. The Cawthorne Channel Project was brought back on-line in April 2006 and operated through early June 2006.
In early June and again in October 2006, the area experienced unrest and violence and gas delivery from Shell to the Project was stopped in June 2006. The Project did not receive any gas from Shell during the third quarter and Shell has not completed repairs on its gathering system. As a result, the Cawthorne Channel Project has not operated since early June 2006.
During the three and nine month periods ended September 30, 2006, we recognized $0 million and $7.3 million, respectively, of revenues related to the Cawthorne Channel Project and we have received approximately $2.6 million in payments during 2006. Even though we believe we are entitled to rents from Global, irrespective of whether Shell has declared Force Majeure, and have invoiced Global for rents, collectibility is not reasonably assured due to uncertainty regarding when the Project’s operations will restart and Global’s dependence on gas production by the Cawthorne Channel Project to pay its rents to us. Therefore, we did not recognize any revenue related to the Cawthorne Channel Project in the third quarter of 2006. Once the Cawthorne Channel Project goes back on-line, we will determine how much revenue to recognize for the period it is on-line. Based on current long-term expectations of future run-time, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell does not provide gas to the project or if Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment and receivables related to this project. At September 30, 2006, we had net assets of approximately $75.3 million related to projects in Nigeria, a majority of which is related to our investment and accounts receivable for the Cawthorne Channel Project.
Additionally, due to the environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.

NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. The adoption of the guidance currently provided in SFAS 150 did not have a material effect on our consolidated results of operations or cash flow. However, upon further guidance from the FASB, we may be required to classify as debt approximately $12.0 million in sale leaseback obligations that, as of September 30, 2006, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of September 30, 2006, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At September 30, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the provisions of SFAS 155 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.

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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting Hanover, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2005. Hanover’s exposure to market risk has not changed materially since December 31, 2005.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6: Exhibits
(a) Exhibits
10.1	2006 Long Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.2	Form of Award Notice Time Vested Restricted Stock (incorporated by reference to Exhibit 10.2 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.3	Form of Award Notice Time Vested Restricted Stock Units (stock settled) (incorporated by reference to Exhibit 10.3 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.4	Form of Award Notice Performance Vested Restricted Stock (incorporated by reference to Exhibit 10.4 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.5	Form of Award Notice Performance Vested Restricted Stock Units (stock settled) (incorporated by reference to Exhibit 10.5 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.6	Form of Award Notice Cash Incentive Plan (incorporated by reference to Exhibit 10.6 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.7	Schedule of Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HANOVER COMPRESSOR COMPANY
Date: November 1, 2006

By:	/s/ JOHN E. JACKSON John E. Jackson
President and Chief Executive Officer
Date: November 1, 2006

By:	/s/ LEE E. BECKELMAN Lee E. Beckelman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
10.1	2006 Long Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.2	Form of Award Notice Time Vested Restricted Stock (incorporated by reference to Exhibit 10.2 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.3	Form of Award Notice Time Vested Restricted Stock Units (stock settled) (incorporated by reference to Exhibit 10.3 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.4	Form of Award Notice Performance Vested Restricted Stock (incorporated by reference to Exhibit 10.4 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.5	Form of Award Notice Performance Vested Restricted Stock Units (stock settled) (incorporated by reference to Exhibit 10.5 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.6	Form of Award Notice Cash Incentive Plan (incorporated by reference to Exhibit 10.6 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

10.7	Schedule of Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.