Form 10-K
period 2006-12-31
HANOVER COMPRESSOR CO /
filed 2007-02-28
CIK 909413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(281) 447-8787

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange in Which Registered
Common Stock, $.001 par value	New York Stock Exchange
8.625% Senior Notes due 2010	New York Stock Exchange
9.0% Senior Notes due 2014	New York Stock Exchange
7.5% Senior Notes due 2013	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act:
Title of class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of June 30, 2006 was $1,298,648,000. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes. With respect to persons holding more that 5% of our outstanding voting shares and common stock, we have relied upon statements filed by such persons on or prior to June 30, 2006 pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

Number of shares of the Common Stock of the registrant outstanding as of February 20, 2007: 104,597,156 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Meeting of Stockholders to be held in 2007, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference into Part III.

HANOVER COMPRESSOR COMPANY

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	ability to obtain components used to fabricate our products;

•	our inability to implement certain business objectives, such as:

•	international expansion,

•	ability to timely and cost-effectively execute integrated projects,

•	integrating acquired businesses,

•	generating sufficient cash,

•	accessing the capital markets, and

•	refinancing existing or incurring additional indebtedness to fund our business;

•	our inability to consummate the proposed merger with Universal Compression Holdings, Inc.;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.

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

General

Hanover Compressor Company, together with its subsidiaries (“we”, “us”, “our”, “Hanover”, or the “Company”), is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas production, processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities and construction of evaporators and brine heaters for desalination plants and tank farms, primarily for use in Europe and the Middle East.

Substantially all of our assets are owned and our operations are conducted by our wholly-owned subsidiary, Hanover Compression Limited Partnership (“HCLP”).

We are a provider of rental natural gas compression equipment and services in the United States with 5,594 of our rental units in the United States having an aggregate capacity of approximately 2,447,000 horsepower at December 31, 2006. In addition, we operate 805 of our units internationally with an aggregate capacity of approximately 891,000 horsepower at December 31, 2006. As of December 31, 2006, approximately 73% of our natural gas compression horsepower was located in the United States and approximately 27% was located elsewhere, primarily in Latin America.

Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our geographic business unit operating structure, technically experienced personnel and high-quality compressor fleet have allowed us to successfully provide reliable and timely customer service.

Proposed Merger

On February 5, 2007, we entered into an Agreement and Plan Merger with Universal Compression Holdings, Inc., a Delaware corporation (“Universal”), Iliad Holdings, Inc., a Delaware corporation (“Iliad”), Hector Sub, Inc., a Delaware corporation (“Hanover Merger Sub”), and Ulysses Sub, Inc., a Delaware corporation (“Universal Merger Sub”). Iliad is a newly formed, wholly owned direct subsidiary of Universal, and Hanover Merger Sub and Universal Merger Sub are direct wholly owned subsidiaries of Iliad. If the transactions contemplated by the merger agreement are consummated, Hanover and Universal will become direct wholly owned subsidiaries of Iliad, and the stockholders of Hanover and Universal will become stockholders of Iliad.

Hanover and Universal have each made customary representations, warranties and covenants in the merger agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the merger agreement and the consummation of the mergers and covenants not to engage in certain kinds of transactions during that period. We have agreed with Universal to certain exceptions to the limitations contained in these covenants, including (1) permitting us to redeem or partially redeem from time to time our 7.25% Convertible Junior Subordinated Debentures due 2029 and (2) commencing on September 1, 2007, permitting us to repurchase in the open market up to $100 million aggregate principal amount of our outstanding 4.75% Convertible Senior Notes due 2008, subject to certain limitations. In addition, Hanover and Universal have made certain additional customary covenants to one another, including, among others, covenants, subject to certain exceptions, (A) not to solicit proposals relating to alternative business combination transactions, (B) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions, (C) to cause stockholder meetings to be held to consider approval of the mergers and the other transactions contemplated by the merger agreement and (D) for our respective Boards of Directors to recommend adoption of the merger agreement by our respective stockholders.

Investors are cautioned that the representations, warranties and covenants included in the merger agreement were made by Hanover and Universal to each other. These representations, warranties and covenants were made as of specific dates and only for purposes of the merger agreement and are subject to important exceptions and limitations, including a contractual standard of materiality different from that generally relevant to investors, and are qualified by information in confidential disclosure schedules that the parties exchanged in connection with the execution of the agreement. In addition, the representations and warranties may have been included in the merger agreement for the purpose of allocating risk between us and Universal, rather than to establish matters as facts. The merger agreement is described in this Form 10-K and has been filed with the SEC only to provide investors with information regarding its terms and conditions, and, except for its status as a contractual document that establishes and governs the legal relationship among the parties thereto with respect to the mergers, not to provide any other factual information regarding us, Universal or our respective businesses or the actual conduct of our respective businesses during the pendency of the merger agreement. Investors are not third-party beneficiaries under the merger agreement and should not rely on the representations and warranties in the merger agreement as characterizations of the actual state of facts about us or Universal. Furthermore, investors should not rely on the covenants in the merger agreement as actual limitations on our business, because we may take certain actions that are either expressly permitted in the confidential disclosure letters to the merger agreement or as otherwise consented to by Universal, which consent may be given without prior notice to the public.

Consummation of the transactions contemplated by the merger agreement is subject to certain conditions that are set forth in the merger agreement. For more information about the terms of the merger agreement, see Note 24 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Industry Trends

We compete in the market for transportable natural gas compression units of up to 4,735 horsepower. The rental segment of that market has experienced significant growth over the past decade due to, among other things, the improved productivity of compressors leased from specialists such as Hanover and an increase in demand for energy. We believe that outsourcing provides the customer greater financial and operating flexibility by minimizing the customer’s investment in equipment and enabling the customer to more efficiently resize their compression capabilities to meet changing reservoir conditions. In addition, we believe that outsourcing typically provides the customer with more timely and technically proficient service and maintenance, which often reduces operating costs. Nevertheless, a significant percentage of installed gas compression equipment continues to be purchased by the customer, rather than rented. Demand for both the purchase and rental of natural gas compression equipment continues to be driven by (1) an increase in natural gas prices, (2) the increased demand for natural gas, (3) the continued aging of the natural gas reserve base and the attendant decline of wellhead pressures, and (4) the discovery of new reserves and development of unconventional reservoir. However, because the majority of oil and gas reserves are located outside of the United States, we believe that international markets will be a primary source of our growth opportunities in the years to come.

We believe growth opportunities for our products exist due to (1) increasing worldwide energy consumption leading to new refinery investments, new uses of coal (coal gasification process) and new processes for gas (gas to liquids process) which benefits us through our subsidiary, Belleli, (2) implementation of international environmental and conservation laws prohibiting the flaring of natural gas, which increases the need for gathering systems, (3) outsourcing by energy producers and processors, (4) the environmental soundness, economy and availability of natural gas as an alternative energy source, (5) continued aging of the worldwide natural gas reserve base and the attendant decline of wellhead pressures and (6) increased use of our products for reinjection in oilfield maintenance and the stripping of natural gas liquids from production streams. The rental compression business is capital intensive, and our ability to take advantage of these growth opportunities may be limited by our ability to raise capital to fund expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K and “Risk Factors” in Item 1A of this Form 10-K.

Notable Events in 2006

In February 2006, we sold our U.S. amine treating rental assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million and recorded a pre-tax gain of $28.4 million that is included in gain on sale of business and other income on the accompanying Consolidated Statements of Operations in Item 15 of this Form 10-K. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Our U.S. amine treating rental assets had revenues of approximately $7.6 million in 2005. Because Hanover leased back from Crosstex one of the facilities sold in this transaction, approximately $3.3 million of additional gain was deferred into future periods. We also entered into a three-year strategic alliance with Crosstex.

The assets used in our fabrication facility in Canada, which was part of our Production and Processing Fabrication - Surface Equipment segment, were sold in May 2006 as part of management’s plan to improve overall operating efficiency in this line of business. The Canadian assets were sold for approximately $10.1 million and we recorded a pre-tax gain of approximately $8.0 million as a result of the transaction as gain on sale of business and other income on the accompanying Consolidated Statements of Operations in Item 15 of this Form 10-K. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144.

In March 2006, we completed a public offering of $150 million aggregate principal amount of 7.5% Senior Notes due 2013. We used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem our 11% Zero Coupon Subordinated Notes due March 31, 2007. We paid approximately $242 million to redeem our 11% Zero Coupon Subordinated Notes, including $5.9 million related to the call premium. The $5.9 million related to the call premium has been classified as debt extinguishment costs on the accompanying Consolidated Statements of Operations in Item 15 of this Form 10-K.

During 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. In addition, during the fourth quarter of 2006, we recorded a benefit for the reversal of $10.2 million of the valuation allowance on our net deferred tax assets in the U.S., which is recorded as a reduction to our provision for income taxes. This reversal is the result of our conclusion, in the fourth quarter of 2006, that it is more likely than not that we will realize the benefit from the associated net deferred tax assets. As a result, our 2006 tax provision benefited from approximately $36.2 million in valuation allowances that were reversed.

In December 2006 and February 2007, we announced irrevocable calls for redemption in the first quarter of 2007 of a portion of our 7.25% Convertible Junior Subordinated Notes due 2029 (“Jr. TIDES Notes”). All of the Jr. TIDES Notes are owned by Hanover Compressor Capital Trust, a Delaware business trust (the “Trust”) and the Trust is required to use the proceeds to redeem its 7.25% Convertible Preferred Securities (“TIDES Preferred Securities”) and its 7.25% Convertible Common Securities (“TIDES Common Securities”). Hanover owns all of the TIDES Common Securities. Of the $49 million of TIDES Preferred Securities called in the aggregate, $1.4 million was converted in December 2006 into 0.1 million shares of our common stock and the remainder has been or will be converted or redeemed in the first quarter of 2007.

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

Natural gas compressor fabrication involves the design, fabrication and sale of compressors to meet the unique specifications dictated by the well pressure, production characteristics and the particular applications for which compression is sought. Compressor fabrication is essentially an assembly operation in which an engine, compressor, control panel, cooler and necessary piping are attached to a frame called a “skid.” A fabricator typically purchases the various compressor components from third-party manufacturers, but employs its own engineers and labor force to design and fabricate compressor packages.

In order to meet customers’ needs, gas compressor fabricators typically offer a variety of services to their customers, including:

•	engineering, fabrication and assembly of the compressor package;

•	installation and testing of the package;

•	ongoing performance review to assess the need for a change in compression; and

•	periodic maintenance and replacement parts supply.

Production and Processing Equipment

Crude oil and natural gas are generally not marketable as produced at the wellhead and must be processed or treated before they can be transported to market. Production and processing equipment is used to separate and treat oil and gas as it is produced to achieve a marketable quality of product. Production processing typically involves the separation of oil and gas and the removal of contaminants. The end result is “pipeline,” or “sales” quality oil and gas. Further processing or refining is almost always required before oil or gas is suitable for use as fuel or feedstock for petrochemical production. Production processing normally takes place in the “upstream” market, while refining and petrochemical processing is referred to as the “downstream” market.

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

In addition, through our ownership of Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities and construction of evaporators and brine heaters for desalination plants and tank farms, primarily for use in Europe and the Middle East.

Market Conditions

We believe that the most fundamental force driving the demand for gas compression and production and processing equipment is the growing global consumption of natural gas and its byproducts. As more gas is consumed, the demand for compression and production and processing equipment increases. In addition, we expect the demand for natural gas and natural gas byproducts to continue to increase and result in additional demand for compression and production and processing equipment and related services.

Although natural gas has historically been a more significant source of energy in the United States than in the rest of the world, we believe that aggregate international natural gas consumption has grown recently. Despite this growth in energy demand, most international energy markets have historically lacked the infrastructure necessary to either transport natural gas to local markets or consume it locally so natural gas historically has been flared at the wellhead. Given recent environmental legislation prohibiting such flaring and the construction of numerous natural gas-fueled power plants built to meet international energy demand, we believe that international compression markets are experiencing growth.

We believe that natural gas is considered to be one of the “fuels of the future” because it provides the best mix of environmental soundness, economy and availability of any energy source. Rising worldwide energy demand, environmental considerations, the further development of the natural gas pipeline infrastructure and the increasing use of natural gas as a fuel source in oilfield power generation are the principal reasons for this growth.

While gas compression and production and processing equipment typically must be engineered to high specifications to meet demanding and unique customer specifications, the fundamental technology of such equipment has been stable and has not been subject to significant technological change.

Business Segments

Our revenues and income are derived from six business segments:

•	U.S. rentals. Our U.S. rental segment primarily provides natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover-owned assets located within the United States.

•	International rentals. Our international rentals segment provides substantially the same services as our U.S. rental segment except it services locations outside the United States.

•	Compressor and accessory fabrication. Our compressor and accessory fabrication segment involves the design, fabrication and sale of natural gas compression units and accessories to meet standard or unique customer specifications.

•	Production and processing fabrication — surface equipment. Our production and processing fabrication — surface equipment segment designs, fabricates and sells equipment used in the production, treating and processing of crude oil and natural gas.

•	Production and processing fabrication — Belleli. Our production and processing fabrication — Belleli segment provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities and construction of evaporators and brine heaters for desalination plants and tank farms.

•	Parts, service and used equipment. Our parts, service and used equipment segment provides a full range of services to support the surface production and processing needs of customers, from installation and normal maintenance services to full operation of a customer’s owned assets as well as sales of used equipment.

The U.S. and international compression rentals segments have operations primarily in the United States and Latin America. For financial data relating to our business segments and financial data relating to the amount or percentage of revenue contributed by any class of similar products or services which accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and Note 22 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Compression Rentals, Maintenance Services and Compressor and Accessory Fabrication

We provide our customers with a full range of compressor and associated equipment sales, rental, maintenance and contract compression services. As of December 31, 2006, our compressor fleet consisted of 6,399 units, ranging from 8 to 4,735 horsepower per unit. The size, type and geographic diversity of this rental fleet generally enable us to provide our customers with a range of compression units that can serve a wide variety of applications and to select the correct equipment for the job, rather than trying to “fit” the job to our fleet of equipment.

We base our gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of the contract, market conditions and the inclusion of any other desired services, such as installation, transportation and the degree of daily operation. In 2004 we began to selectively introduce price increases for our U.S. compression rental business that, along with an improvement in total contracted units, resulted in a 9% increase in revenue from our U.S. rental business in the year ended December 31, 2006 as compared to the year ended December 31, 2005. Substantially all of our units are operated pursuant to “contract compression” or “rental with full maintenance” agreements under which we perform all maintenance and repairs on such units while under contract. In the U.S. onshore market, compression rental fleet units are generally leased under contract with minimum terms of six months to two years, which convert to month-to-month at the end of the stipulated minimum period. Historically, the majority of our customers have extended the length of their contracts, on a month-to-month basis, beyond the initial term. Typically, our compression rental units used in offshore and international applications carry substantially longer lease terms than those for onshore U.S. applications.

We believe an essential element of our success is our ability to provide compression services to customers with contractually committed compressor run-times of between 95% and 98%. We are able to offer this level of commitment due largely to our preventive maintenance program and extensive field service network that permits us to promptly address maintenance requirements. Our team of experienced maintenance personnel performs our rental compression maintenance services both at our facilities and in the field. Such maintenance facilities are generally situated in close proximity to actual rental fleet deployment to permit superior service response times.

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

Our compressor and accessory fabrication operations design, engineer and assemble compression units and accessories for sale to third parties as well as for placement in our compressor rental fleet. As of December 31, 2006, we had a compressor and accessory fabrication backlog for sale to third parties of $325.1 million compared to $85.4 million at December 31, 2005. At December 31, 2006, approximately $10.1 million of future revenue related to our compressor and accessory fabrication backlog was expected to be recognized after December 31, 2007. In general, units to be sold to third parties are assembled according to each customer’s specifications and sold on a turnkey basis. We acquire major components for these compressor units from third-party suppliers.

Compressor Rental Fleet

The size and horsepower of our compressor rental fleet owned or operated under lease on December 31, 2006 is summarized in the following table.

	Number	Aggregate	% of
Range of Horsepower Per Unit	of Units	Horsepower	Horsepower
		(In thousands)

Up to 100	1,743	119,965	4%
101-200	1,357	207,906	6%
201-500	1,114	362,460	11%
501-800	555	353,459	11%
801-1,100	486	487,193	14%
1,101-1,500	885	1,213,085	36%
1,501-2,500	183	334,297	10%
2,501-4,735	76	260,052	8%

Total	6,399	3,338,417	100%

Production and Processing Equipment Fabrication and Rental

We design, engineer, fabricate, sell and rent a broad range of oil and gas production and processing equipment designed to heat, separate and dehydrate crude oil and natural gas. Our product line includes line heaters, oil and gas separators, dewpoint plants, cryogenic plants, glycol dehydration units and skid-mounted production packages designed for both onshore and offshore production facilities. Through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities and construction of evaporators and brine heaters for desalination plants and tank farms, primarily for use in Europe and the Middle East. In addition, we purchase and recondition used production and processing equipment that is then either sold or rented and generally maintain standard product inventories to meet most customers’ rapid response requirements and minimize customer downtime. As of December 31, 2006, we had a production and processing equipment fabrication backlog of $482.5 million compared to $287.7 million at December 31, 2005. Typically, we expect our production and processing equipment backlog to be produced within a three to thirty-six month period. At December 31, 2006, approximately $125.7 million of future revenue related to our production and processing equipment backlog was expected to be recognized after December 31, 2007.

Parts, Service and Used Equipment

We often provide contract operations and related services for customers that prefer to own their production, gas treating and oilfield power generation or compression equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression rental, production processing equipment and oilfield power generation equipment and facilities. As customers look to us to provide an ever-widening array of outsourced services, we will continue to build our core business with emerging business opportunities, such as turnkey operations and maintenance services, installation services and oilfield-related power generation sales and services. In addition, we purchase and recondition used gas compression units, oilfield power generation and treating facilities and production and processing equipment that is then sold or rented to customers. We maintain parts inventories for our own use and to meet our customers’ needs. As of December 31, 2006, we had approximately $135.6 million in parts and supplies inventories.

Sources and Availability of Raw Materials

Our fabrication operations consist of fabricating compressor and production and processing equipment from components and subassemblies, most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. In addition, we fabricate critical process equipment for refinery and petrochemical facilities, tank farms and other vessels used in production, processing and treating of crude oil and natural gas. Steel is a commodity which can have wide price fluctuations and represents a significant portion of the raw materials for these products. Increases in raw material costs cannot always be offset by increases in our products’ sales prices. While many of our materials and components are available from multiple suppliers at competitive prices, some of the components used in our products are obtained from a limited group of suppliers. Due to the recent increased demand for compression equipment, however, we have experienced longer lead times for components from our suppliers and have increased the amount of our purchases made in anticipation of future orders.

Market and Customers

Our global customer base consists primarily of U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, national oil and gas companies, large and small independent producers and natural gas processors, gatherers and pipelines. Additionally, we have negotiated strategic alliances or preferred vendor relationships with key customers pursuant to which we receive preferential consideration in customer compressor and oil and gas production and processing equipment procurement decisions in exchange for providing enhanced product availability, product support, automated procurement practices and limited pricing concessions. No individual customer accounted for more than 10% of our consolidated revenues during 2006, 2005 or 2004.

Our rental and sales activities are conducted throughout the continental United States, internationally and in offshore operations. International locations include Argentina, Italy, United Arab Emirates (“UAE”), Libya, Equatorial Guinea, India, Venezuela, Colombia, Trinidad, Bolivia, Brazil, Egypt, Mexico, Peru, Pakistan, Oman, Indonesia, Algeria, Nigeria, Tunisia, Saudi Arabia, United Kingdom, China and Russia. We have fabrication facilities in the United States, Italy, UAE and the United Kingdom. In addition, we have representative offices in the Netherlands, Switzerland and the Cayman Islands. As of December 31, 2006, equipment representing approximately 27% of our aggregate compressor rental fleet horsepower was being used in international applications.

Sales and Marketing

Our salespeople pursue the market for our products in their respective territories. Each salesperson is assigned a customer list on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. Our advertising and promotion strategy is a concentrated approach, tailoring specific messages into a very focused presentation methodology. Additionally, our salespeople coordinate with each other to effectively pursue customers who operate in multiple regions. The salespeople maintain contact with our operations personnel in order to promptly respond to and satisfy customer needs. Our sales efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior product design, fabrication, installation, customer service and after-market support.

Upon receipt of a request for proposal or bid by a customer, we analyze the application and prepare a quotation, including selection of the equipment, pricing and delivery date. The quotation is then delivered to the customer and, if we are selected as the vendor, final terms are agreed upon and a contract or purchase order is executed. Our engineering and operations personnel also often provide assistance on complex applications, field operations issues or equipment modifications.

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

Compressor industry participants can achieve operational efficiencies through increased size and horsepower density. As the number and density of rental units increases in a rental fleet, the number of support personnel required usually does not increase proportionately.

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

We believe that we compete effectively on the basis of price, customer service, and flexibility in meeting customer needs and quality and reliability of our compressors and related services. We face vigorous competition in both compression rental and compressor fabrication, with some firms competing in both segments. In our production and processing equipment business, we have different competitors in the standard and custom engineered equipment markets. Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price and availability. Our competition in the custom engineered market usually consists of larger companies that have the ability to provide integrated projects and product support after the sale. Increasingly, the ability to fabricate these large custom-engineered systems near to the point of end-use is a major competitive advantage.

International Operations

We operate in many geographic markets outside the United States. At December 31, 2006, of the approximately 891,000 horsepower of compression we had deployed internationally, approximately 93% was located in Latin America (primarily in Venezuela, Argentina, Mexico and Brazil). Changes in local economic or political conditions, particularly in Venezuela, Argentina and other parts of Latin America and Nigeria, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers which may restrict our ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights, including possible law changes;

•	changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to our operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries;

•	the burden of complying with the various laws and regulations in the countries in which we operate; and

•	fluctuations in currency exchange rates and the value of the U.S. dollar, particularly with respect to our operations in Argentina, Venezuela and Europe.

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

We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk in these countries, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of these currencies relative to the U.S. dollar.

For financial data relating to our geographic concentrations, see Note 22 to the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K.

Cawthorne Channel Project

We are involved in a project called the Cawthorne Channel Project in Nigeria, a project in which Global Gas and Refining Ltd., a Nigerian entity (“Global”) has contracted with an affiliate of Royal Dutch Shell plc (“Shell”) to process gas from some of Shell’s Nigerian oil and gas fields. Pursuant to a contract between us and Global, we rent and operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway. We completed the building of the required barge-mounted facilities and our portion of the project was declared commercial by Global in November 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option, by Global, that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is primarily responsible for the overall project.

During 2006, violence and local unrest significantly increased in Nigeria. As a result of these events, Global declared Force Majeure with respect to the Cawthorne Channel Project in February of 2006. Global’s actions followed a declaration of Force Majeure by Shell under its contract with Global. We notified Global that pursuant to the contract we disputed their declaration of Force Majeure and that we believe local conditions did not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to us under our contract with Global. The Cawthorne Channel Project was brought back on-line in April 2006 and operated through early June 2006.

In early June and periodically throughout the remainder of 2006, the area experienced unrest and violence and gas delivery from Shell to the Cawthorne Channel Project was stopped in June 2006. The Cawthorne Channel Project did not receive any gas from Shell during the last six months of 2006 and Shell has not completed repairs on its gathering system. As a result, the Cawthorne Channel Project has not operated since early June 2006.

During the year ended December 31, 2006, we recognized $7.4 million of revenues related to the Cawthorne Channel Project and we have received approximately $2.6 million in payments during 2006. An additional $1.3 million was collected in January 2007. Even though we believe we are entitled to rents from Global, irrespective of whether Shell has declared Force Majeure, and have accordingly invoiced Global for rents, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project’s operations will restart and Global’s dependence on gas production by the Cawthorne Channel Project to pay its rents to us. Therefore, we billed but did not recognize revenue in the amount of $8.4 million related to the Cawthorne Channel Project during the last six months of 2006. Once the Cawthorne Channel Project goes back on-line, we will determine whether or not and how much revenue to recognize for the period it is on-line. Based on current long-term expectations of future run-time, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.

However, if Shell does not provide gas to the project or if Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we would be required to find an alternative use for the barge facility which could potentially result in an impairment and write-down of our investment and receivables related to this project and could have a material impact on our consolidated financial position or results of operation. Additionally, due to the environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.

This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. At December 31, 2006, we had net assets of approximately $72 million related to projects in Nigeria, a majority of which is related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.

Government Regulation

We are subject to various federal, state, local and international laws and regulations relating to occupational health and safety and the environment including regulations and permitting for air emissions, wastewater and storm water discharges and waste handling and disposal activities. From time to time as part of the regular overall evaluation of our operations, including newly acquired operations, we apply for or amend facility permits with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks, or pipelines and other regulated units, all of which may impose additional regulatory compliance and permitting obligations. Failure to comply with these occupational health and safety and environmental laws and regulations or associated permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions as to future compliance. Moreover, as with any owner or operator of real property, we are subject to clean-up costs and liability for regulated substances or any other toxic or hazardous wastes that may exist on or have been released from any of our properties.

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

The Resource Conservation and Recovery Act (“RCRA”) and regulations promulgated by it govern the generation, storage, transfer and disposal of hazardous wastes. We must comply with RCRA regulations for any of our operations that involve the generation, management or disposal of hazardous wastes (such as painting activities or the use of solvents) in quantities regulated under RCRA. In addition, to the extent we operate underground tanks on behalf of specific customers; such operations may be regulated under RCRA.

We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted to us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At one of our owned sites, we are currently working with the prior owner who has undertaken the full legal obligations to monitor and/or clean-up contamination at such site that occurred prior to our acquisition of this site. We are not currently under any order requiring that we undertake or pay for any clean-up activities. However, we cannot provide any assurance that we will not receive any such order in the future.

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

The Clean Air Act restricts the emission of air pollutants from many sources, including compressors and operational support facilities. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance with newly enacted legislation as it emerges. In addition, certain states have or are considering, and the federal government has passed, more stringent air emission controls on off-road engines.

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

Executive Officers of the Registrant

The following sets forth, as of February 20, 2007, the name, age and prior business experience of each of our executive officers:

Name	Age	Position

John E. Jackson	48	President and Chief Executive Officer; Director
Lee E. Beckelman	41	Senior Vice President and Chief Financial Officer
Brian A. Matusek	47	Senior Vice President — Western Hemisphere
Norman A. Mckay	47	Senior Vice President — Eastern Hemisphere
Gary M. Wilson	50	Senior Vice President, General Counsel and Secretary
Anita H. Colglazier	51	Vice President — Controller
Peter G. Schreck	42	Vice President — Treasurer
Stephen P. York	50	Vice President — Investor Relations and Technology
Steven W. Muck	54	Vice President — Global Human Resources and Health, Safety and Environment

The following sets forth certain information regarding executive officers of the Company:

John E. Jackson was elected President and Chief Executive Officer in October 2004 and as a director in July 2004. Mr. Jackson joined Hanover in January 2002 as Senior Vice President and Chief Financial Officer. Prior to joining Hanover, Mr. Jackson served as Vice President and Chief Financial Officer of Duke Energy Field Services, a joint venture of Duke Energy and ConocoPhillips and one of the nation’s largest producers and marketers of natural gas liquids. Mr. Jackson joined Duke Energy Field Services as Vice President and Controller in April 1999 and was named Chief Financial Officer in February 2001. Prior to joining Duke Energy Field Services, Mr. Jackson served in a variety of treasury, controller and accounting positions at Union Pacific Resources between June 1981 and April 1999.

Lee E. Beckelman was appointed Senior Vice President and Chief Financial Officer in July 2006, after having served as Vice President and Chief Financial Officer since January 2005. Mr. Beckelman joined Hanover in December 2002 as Vice President of Investor Relations and Corporate Development. Prior to joining Hanover, Mr. Beckelman was Vice President of J.P. Morgan Securities Inc. (previously Chase Securities Inc.) where he was responsible for the marketing and structuring of syndicated loans, primarily for companies in the energy industry. Prior to joining J.P. Morgan Securities Inc. in July 1995, Mr. Beckelman also worked in energy project finance and development for Bechtel Enterprises and Transworld Oil USA and began his career in 1988 with Texas Commerce Bank.

Brian A. Matusek was appointed Senior Vice President — Western Hemisphere in July 2006, having served as Senior Vice President, U.S. and Global Services since May 2005. Mr. Matusek joined Hanover in August 2003 and had previously served as Vice President of Marketing, Product Development & Domestic Sales and Vice President of Marketing and Strategic Development. Prior to joining Hanover, Mr. Matusek served in various senior managerial roles with Schlumberger from 1998 through 2003, including leadership roles in Schlumberger’s compression systems and artificial lift product lines. Before joining Schlumberger as part of its purchase of Camco International, Inc., Mr. Matusek served as Vice President — International Business of Camco. Prior to Camco’s 1997 purchase of Production Operators, Inc. (POI), Mr. Matusek was employed by POI for over 16 years in various management positions, including Vice President — International Operations.

Norman A. “Norrie” Mckay was appointed Senior Vice President — Eastern Hemisphere in July 2006, having served as Vice President Eastern Hemisphere since May 2005. From 1981 to May 2005, Mr. Mckay served in a variety of engineering and management positions of increasing responsibility with Schlumberger Ltd. and its affiliates. During his career, Mr. Mckay has been based in Houston as well as a number of international locations, including Bolivia, Italy, Libya, France, Mexico, Venezuela, United Kingdom and Dubai.

Immediately prior to joining Hanover, Mr. Mckay held the position of Global Account Director of Schlumberger Oilfield Services, based in Milan, Italy.

Gary M. Wilson was appointed Senior Vice President, General Counsel and Secretary in May 2004. Since 1985, Mr. Wilson served with Schlumberger Ltd. in various positions of increasing responsibility, including Deputy General Counsel of Schlumberger Oilfield Services. Mr. Wilson acted as General Counsel of WesternGeco, a joint venture between Schlumberger and Baker Hughes Inc., a position he held since 2000. During his career, Mr. Wilson has been based in Houston as well as a number of international locations, including Abu Dhabi, Dubai, Jakarta, London, Paris and Singapore.

Anita H. Colglazier was appointed Vice President — Controller in March 2005. Ms. Colglazier joined Hanover in 2002 and served as Director, Financial Reporting and Policy until her appointment as Controller. Prior to joining Hanover, Ms. Colglazier held various management and accounting positions during her 18 years with Union Pacific Resources Company (“UPRC”), including Assistant Controller. Anadarko Petroleum acquired UPRC in July 2000. After the acquisition through her departure in 2002, Ms. Colglazier worked as an accounting manager supporting the transition and integration of UPRC into Anadarko. Prior to joining UPRC, Ms. Colglazier was an auditor with Deloitte, Haskins & Sells.

Peter G. Schreck has served as Vice President — Treasurer since September 2000. Mr. Schreck was previously employed in various financial positions by Union Pacific Corporation and its affiliated subsidiaries from 1988 through August 2000. Immediately prior to joining Hanover, Mr. Schreck held the position of Treasurer and Director of Financial Services for Union Pacific Resources Company.

Stephen P. York was appointed Vice President — Investor Relations and Technology in March 2005. Mr. York joined Hanover in April 2002 and served as Vice President — Controller until his current appointment. Prior to joining Hanover, Mr. York served as Director, Payroll Production of Exult, Inc., in Charlotte, NC. From 1981 to 2000, Mr. York held various management positions of increasing responsibility with Bank of America Corporation, including Vice President — Audit Director and Senior Vice President — Personnel Operations, Controller/Mortgage Accounting, and Corporate Accounts Payable/Fixed Assets.

Steven W. Muck was appointed Vice President — Global Human Resources and Health, Safety and Environment in July 2006, having served as Vice President — Latin America since May 2005. Mr. Muck joined Hanover in 2000 as Vice President — International Operations. From 1997 to 2000, Mr. Muck served as Vice President of Worldwide Operations of Dresser-Rand Compressor Services. In addition, Mr. Muck held positions in sales, marketing and operations with Dresser-Rand and its predecessor, Ingersoll Rand, from 1975 to 1997.

Employees

As of December 31, 2006, we had approximately 8,300 employees, approximately 600 of whom are represented by a labor union. Additionally, we had approximately 500 contract personnel. We believe that our relations with our employees and contract personnel are satisfactory.

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

A paper copy of any of the above-described filings, including the exhibits to this Form 10-K, is also available free of charge from the Company upon request by contacting Hanover Compressor Company, 12001 North Houston Rosslyn, Houston, Texas 77086, Attention: Corporate Secretary (281) 405-5175. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E.,

Washington, D.C. 20549. You can obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Our SEC filings are also available at the offices of the New York Stock Exchange, Inc., 11 Wall Street, New York, New York 10005.

Hanover has adopted “P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct” (“Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on the Company’s website at http://www.hanover-co.com. Any changes to, and/or waivers granted, with respect to our Code of Ethics relating to our principal executive officer, principal financial officer, principal accounting officer, and other executive officers and directors of Hanover that we are required to disclose pursuant to applicable rules and regulations of the Securities and Exchange Commission will be posted on our website. Upon request the Company will provide a copy of our Code of Ethics without charge. Such request can be made in writing to the Corporate Secretary at Hanover Compressor Company, 12001 North Houston Rosslyn, Houston, Texas 77086.

Item 1A.	Risk Factors

We have a substantial amount of debt, including our compression equipment lease obligations, that could limit our ability to fund future growth and operations and increase our exposure during adverse economic conditions.

At December 31, 2006, we had approximately $1,381.9 million of debt, including approximately $20.0 million in borrowings and excluding outstanding letters of credit of approximately $207.3 million under our bank credit facility. Additional borrowings of up to $222.7 million were available under that facility as of December 31, 2006.

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

Our ability to make scheduled payments on our compression equipment lease obligations and our other debt, or to refinance our debt and other obligations, will depend on our ability to generate cash in the future. Our ability to generate cash in the future is subject to, among other factors, our operational performance, as well as general economic, financial, competitive, legislative and regulatory conditions. For the year ended December 31, 2006, we incurred interest expense of $118.0 million related to our debt, including our compression equipment lease obligations.

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

We have significant leverage relative to our total capitalization, which could result in a downgrade in our credit rating or other adverse consequences if we do not reduce our leverage.

As of February 20, 2007, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s

Outlook	Positive	Positive
Senior implied rating	B1	BB−
Liquidity Rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	Ba3, LGD 3	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	Ba3, LGD 3	B+
4.75% convertible senior notes due 2008	B3, LGD 5	B
4.75% convertible senior notes due 2014	B3, LGD 5	B
8.625% senior notes due 2010	B2, LGD 4	B
9.0% senior notes due 2014	B2, LGD 4	B
7.5% senior notes due 2013	B2, LGD 4	B
7.25% convertible junior subordinated notes due 2029*	B3, LGD 6	B−

*	Rating is on the TIDES Preferred Securities issued by Hanover Compressor Capital Trust, a trust that we sponsored.

We do not have any credit rating downgrade provisions in our debt agreements or the agreements related to our compression equipment lease obligations that would accelerate their maturity dates. However, a downgrade in our credit rating could materially and adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities. In addition, our significant leverage puts us at greater risk of default under one or more of our existing debt agreements if we experience an adverse change to our financial condition or results of operations. Our ability to reduce our leverage depends upon market and economic conditions, as well as our ability to execute liquidity-enhancing transactions such as sales of non-core assets or our equity securities.

Our ability to substitute compression equipment under our compression equipment leases is limited and there are risks associated with reaching that limit prior to the expiration of the lease term.

As of December 31, 2006, we were the lessee in two transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting in is equal to or greater than the value of the equipment that is being substituted out. We generally substitute equipment when one of our lease customers exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purpose entities becomes obsolete or is selected by us for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to, among other restrictions, a percentage of the termination value under each lease. The termination value is equal to (1) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (2) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity or to the holders of the notes issued by the special purpose entity or their agents. In the following table, termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by our compression equipment operating leases. The aggregate amount of replacement equipment substituted (in dollars and percentage of termination value), the termination value and the substitution percentage limitation relating to each of our compression equipment operating leases as of December 31, 2006 are as follows:

				Substitution
				Limitation as
	Value of	Percentage of		Percentage of
	Substituted	Termination	Termination	Termination	Lease Termination
Lease	Equipment	Value(1)	Value(1)	Value	Date
	(Dollars in millions)

2001A compression equipment lease	$20.2	14.7%	$137.1	25%	September 2008
2001B compression equipment lease	54.0	21.0%	257.7	25%	September 2011

Total	$74.2		$394.8

(1)	Termination value assumes all accrued rents paid before termination.

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

Our operations depend upon the levels of activity in the global energy market, including natural gas development, production, processing and transportation. Oil and gas prices and the level of drilling and exploration activity can be volatile. For example, oil and gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. As a result, the demand for our gas compression and oil and gas production and processing equipment would be adversely affected. Any future significant, prolonged decline in oil and gas prices could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

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

We operate in many geographic markets outside the United States. Changes in local economic or political conditions, particularly in Latin America and Nigeria, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations, including our ability to timely and cost effectively execute projects;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers that may restrict our ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to our operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries; and

•	the burden of complying with the various laws and regulations in the countries in which we operate.

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

Local unrest and violence in Nigeria has adversely affected our financial results and could result in possible impairment and write-downs of our assets in Nigeria if the political situation in Nigeria does not improve.

Our projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the increase in violence and local unrest in Nigeria over the past year, have and could further adversely impact our operations in Nigeria and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria.

For example, we are involved in a project called the Cawthorne Channel Project in Nigeria in which we rent and operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway. Because of unrest and violence in the region, gas flow to the project was stopped in June 2006. As a result, we did not recognize revenue on the Cawthorne Channel Project for the last six months of 2006, and we may not be able to recognize revenue from this project in the near future. If the violence and local unrest in Nigeria continues or worsens, we may experience further decreases in revenue from our projects in Nigeria.

At December 31, 2006, we had net assets of approximately $72 million related to projects in Nigeria, a majority of which is related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project. If we are unable to operate our assets under our current projects, we may be required to find alternative uses for those assets, which could potentially result in an impairment and write-down of our investment in those assets in Nigeria and could materially impact our consolidated financial position or results of operation.

Further changes to the laws and regulations of Venezuela could adversely impact our results of operations and require us to write-down our investments in Venezuela.

Recently, laws and regulations in Venezuela have been subject to frequent and significant changes. These changes have included currency controls, restrictions on repatriation of capital, expropriation and nationalization of certain firms and industries and changes to the tax laws. We derived approximately 8% of our 2006 revenues and other income from our operations and interests in joint ventures located in Venezuela. If the government of Venezuela institutes further changes to the laws and regulations of Venezuela, those changes could increase the expenses incurred by our Venezuelan operations, resulting in a reduction in our net income or a write-down of our investments in Venezuela. At December 31, 2006, we had net assets in Venezuela, including investments in non-consolidated affiliates, of approximately $267 million.

Fluctuations in currency exchange rates in international jurisdictions could adversely affect our business.

We have not hedged exchange rate exposures, which exposes us to risk of exchange rate losses. We have significant operations that expose us to currency risk in Italy, Argentina and Venezuela. The impact of foreign currency exchange on our statements of operations will depend on the amount of our net assets and liability positions exposed to currency fluctuations in future periods.

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

Our proposed merger with Universal is subject to the receipt of consents and approvals from various government entities that may impose conditions on, jeopardize or delay completion of the mergers or reduce the anticipated benefits of the merger.

In February 2007, we announced that we had entered into an agreement to merge with Universal. Completion of the merger is conditioned upon, among other events, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which we refer to as the HSR Act, and the expiration or termination of any mandatory waiting period under applicable non-U.S. antitrust laws, where the failure to observe that waiting period would be reasonably likely to have a material adverse effect on the combined company after the merger.

It is possible that the required consents, orders, approvals and clearances will not be obtained. Moreover, if they are obtained, they may impose conditions on, or require divestitures relating to operations or assets of, Hanover or Universal. The merger agreement requires Hanover and Universal to satisfy any conditions or divestiture requirements imposed upon them unless the conditions or divestitures would be reasonably likely to have a material adverse effect on the combined company after the merger. A substantial delay in obtaining any required approvals or the imposition of any unfavorable conditions or divestitures in connection with the receipt of any required approvals may jeopardize or delay completion of the merger or reduce the anticipated benefits of the merger.

While the merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business.

Uncertainty about the effect of the merger on employees, customers and suppliers may have an adverse effect on us and, consequently, on the combined company. Although we intend to take steps to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger because employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be seriously harmed. In addition, the merger agreement restricts us, without Universal’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the merger or termination of the merger agreement.

Failure to complete the merger could negatively impact our stock price and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the merger.

Although Hanover and Universal have agreed to use their reasonable best efforts to obtain stockholder approval of the merger, the stockholders of both Hanover and Universal may not approve the merger. In addition, Hanover and Universal may not receive the required consents, orders, approvals and clearances to complete the merger or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, we could be subject to several risks, including the following:

•	being required to pay Universal a termination fee of up to $70 million in certain circumstances, as described further in the next risk factor; and

•	having had the focus of our management directed toward the merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us.

In addition, we would not realize any of the expected benefits of having completed the merger. We have incurred and will continue to incur substantial financial advisory, legal and other expenses associated with the merger even if it does not close.

If the merger is not completed, the price of our common stock may decline to the extent that the current market price of that stock reflects a market assumption that the merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in our business. In addition, our business may be harmed, and the price of our common stock may decline as a result, to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger. Similarly, current and prospective employees may experience uncertainty about the future of our company if the merger is not completed, and the loss of those employees could adversely affect us. If the merger is not completed, we may not be able to attract and retain key management, marketing and technical personnel due to uncertainty about the future of our company, which could harm our businesses and results. The realization of any of these risks may materially adversely affect our business, financial results, financial condition and stock price.

The merger agreement limits our ability to pursue an alternative acquisition proposal and may require us to pay a termination fee of up to $70 million if we do.

The merger agreement prohibits the parties from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party. The merger agreement also provides for the payment by Hanover or Universal of a termination fee of up to $70 million if the merger agreement is terminated in certain circumstances in connection with a competing acquisition proposal or the withdrawal by the board of directors of one of the companies of its recommendation that the stockholders of that company vote for the merger.

These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.

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

Our ability to manage our business effectively will be weakened if we are unable to attract and retain qualified personnel.

We believe that our success depends on our ability to attract and retain qualified employees. There is significant demand in our industry for experienced qualified employees. If we fail to retain our skilled personnel and to recruit other skilled personnel, we could be unable to compete effectively. Our ability to retain personnel may also be impacted by the proposed merger with Universal.

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

As one of the largest natural gas compression companies in the United States, we conduct operations at numerous facilities in a wide variety of locations across the country. Our operations at many of these facilities require federal, state or local environmental permits or other authorizations. Additionally, natural gas compressors at many of our customer facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Generally, our customers are contractually responsible for any permits on their facilities, however, given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations applicable to our operations, we occasionally identify or are notified of technical violations of certain requirements existing in various permits and other authorizations, and it is likely that similar technical violations will occur in the future. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future. While such penalties generally do not have a material financial impact on our business or operations, it is possible future violations could result in substantial penalties. In addition, future events, such as compliance with more stringent laws, regulations or permit conditions, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies, or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.

Our stock price may experience volatility.

Our stock price, like that of other companies, can be volatile. Some of the factors that could affect our stock price are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, and speculation in the press or investment community about our financial condition or results of operations and our proposed merger with Universal. General market conditions and U.S. or international economic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results.

We are dependent on particular suppliers and are vulnerable to product shortages and price increases.

Some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table describes the material facilities owned or leased by Hanover and our subsidiaries as of December 31, 2006:

		Square
Location	Status	Feet	Uses

Broken Arrow, Oklahoma	Owned	141,549	Compressor and accessory fabrication
Houston, Texas	Owned	307,944	Compressor and accessory fabrication; corporate office
Houston, Texas	Leased	67,937	Office
Anaco, Venezuela	Leased	129,000	Compressor rental and service
Barquisimeto, Venezuela	Owned	12,917	Compressor rental and service
Casacara Station, Colombia	Owned	14,000	Compressor rental and service
Casper, Wyoming	Owned	28,390	Compressor rental and service
Comodoro Rivadavia, Argentina	Owned	26,000	Compressor rental and service
Davis, Oklahoma	Owned	393,870	Compressor rental and service
El Tigre, Venezuela	Leased	18,299	Compressor rental and service
Farmington, New Mexico	Owned	20,361	Compressor rental and service
Farmington, New Mexico	Leased	18,691	Compressor rental and service
Gillette, Wyoming	Leased	10,200	Compressor rental and service
Kilgore, Texas	Owned	33,039	Compressor rental and service
Maturin, Venezuela	Owned	14,747	Compressor rental and service
Midland, Texas	Owned	53,300	Compressor rental and service
Neuquen, Argentina	Owned	30,000	Compressor rental and service
Oklahoma City, Oklahoma	Leased	37,485	Compressor rental and service
Pampa, Texas	Leased	24,000	Compressor rental and service
Pocola, Oklahoma	Owned	18,705	Compressor rental and service
Santa Cruz, Bolivia	Leased	21,119	Compressor rental and service
Victoria, Texas	Owned	59,852	Compressor rental and service
Walsall, UK — Westgate	Owned	44,700	Compressor rental and service
Yukon, Oklahoma	Owned	22,453	Compressor rental and service
Bridgeport, Texas	Leased	13,500	Parts, service and used equipment
Broken Arrow, Oklahoma	Leased	19,000	Parts, service and used equipment
Houston, Texas	Leased	28,750	Parts, service and used equipment
Port Harcourt, Nigeria	Leased	32,808	Parts, service and used equipment
Broussard, Louisiana	Owned	74,402	Production and processing equipment fabrication
Columbus, Texas	Owned	219,552	Production and processing equipment fabrication
Corpus Christi, Texas	Owned	11,000	Production and processing equipment fabrication
Jebel Ali Free Zone, UAE	Owned	113,211	Production and processing equipment fabrication
Hamriyah Free Zone, UAE	Owned	140,946	Production and processing equipment fabrication
Mantova, Italy	Owned	654,397	Production and processing equipment fabrication
Tulsa, Oklahoma	Owned	40,100	Production and processing equipment fabrication
Victoria, Texas	Owned	50,506	Production and processing equipment fabrication

Our executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and our telephone number is (281) 447-8787.

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “HC.” As of February 20, 2007, 104,597,156 shares of our common stock were issued and held by 5,480 holders of record. Our transfer agent is the American Stock Transfer and Trust Company and is located at 59 Maiden Lane, Plaza Level, New York, NY 10038. On February 20, 2007, the last reported sales price of our common stock on the New York Stock Exchange was $22.13. The following table presents, for the periods indicated, the range of high and low quarterly sales prices of our common stock, as reported on the New York Stock Exchange.

	Price
	High	Low

Year ended December 31, 2005
First Quarter	$14.87	$11.35
Second Quarter	$12.32	$10.13
Third Quarter	$15.68	$11.45
Fourth Quarter	$14.80	$12.47
Year ended December 31, 2006
First Quarter	$18.81	$14.20
Second Quarter	$21.10	$15.57
Third Quarter	$19.75	$16.07
Fourth Quarter	$20.64	$17.04

We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of the Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors. Our bank credit facility, with JPMorgan Chase Bank, N.A. as agent, prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.

The certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this 2006 Annual Report on Form 10-K. We have also filed with the New York Stock Exchange the annual written affirmation certifying that we are not aware of any violations by Hanover of the NYSE Corporate Governance Listing Standards.

See Item 12 of this Form 10-K for disclosures regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

In the table below we have presented certain selected financial data for Hanover for each of the five years in the period ended December 31, 2006. The historical consolidated financial data has been derived from Hanover’s audited consolidated financial statements. The following information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and the Consolidated Financial Statements in Item 15 of this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Income Statement Data:
Revenues and other income:
U.S. rentals	$384,292	$351,128	$341,570	$324,186	$328,600
International rentals	263,228	232,587	214,598	191,301	175,337
Parts, service and used equipment	224,810	225,636	180,321	164,935	223,685
Compressor and accessory fabrication	303,205	179,954	158,629	106,896	114,009
Production and processing equipment fabrication	429,697	360,267	270,284	260,660	149,656
Equity in income of non-consolidated affiliates	19,430	21,466	19,780	23,014	18,554
Gain on sale of business and other income(1)	46,001	4,551	3,413	4,088	3,600

Total revenues and other income(2)	1,670,663	1,375,589	1,188,595	1,075,080	1,013,441

Expenses:
U.S. rentals	152,605	139,465	144,580	127,425	122,172
International rentals	96,631	76,512	63,953	61,875	52,996
Parts, service and used equipment	183,965	169,168	135,929	123,255	179,843
Compressor and accessory fabrication	249,910	156,414	144,832	96,922	99,446
Production and processing equipment fabrication	366,590	325,924	242,251	234,203	127,442
Selling, general and administrative	204,247	182,198	173,066	159,870	150,863
Depreciation and amortization(4)(5)	181,416	182,681	175,308	169,164	148,141
Interest expense(5)(7)	118,006	136,927	146,978	89,175	43,352
Foreign currency translation	(4,317)	7,890	(5,222)	2,548	16,727
Securities related litigation settlement(3)	—	—	(4,163)	42,991	—
Other	1,204	526	407	2,906	27,607
Debt extinguishment costs(4)	5,902	7,318	—	—	—
Goodwill impairment	—	—	—	35,466	52,103
Leasing expense(5)	—	—	—	43,139	90,074

	1,556,159	1,385,023	1,217,919	1,188,939	1,110,766

Income (loss) from continuing operations before income taxes	114,504	(9,434)	(29,324)	(113,859)	(97,325)
Provision for (benefit from) income taxes(6)	28,782	27,714	24,767	3,629	(17,114)

Income (loss) from continuing operations	85,722	(37,148)	(54,091)	(117,488)	(80,211)
Income (loss) from discontinued operations, net of tax(2)	431	(869)	10,085	(3,861)	(35,857)
Cumulative effect of accounting change, net of tax(5)	370	—	—	(86,910)	—

Net income (loss)	$86,523	$(38,017)	$(44,006)	$(208,259)	$(116,068)

Basic earnings (loss) per common share from continuing operations	$0.85	$(0.41)	$(0.64)	$(1.45)	$(1.01)

Diluted earnings (loss) per common share from continuing operations	$0.80	$(0.41)	$(0.64)	$(1.45)	$(1.01)

Weighted average common and common equivalent shares:
Basic	101,178	91,556	84,792	81,123	79,500

Diluted	112,035	91,556	84,792	81,123	79,500

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Cash flows provided by (used in):
Operating activities	$209,089	$122,487	$131,837	$164,735	$195,717
Investing activities	(168,168)	(104,027)	11,129	(43,470)	(193,703)
Financing activities	(18,134)	(6,890)	(162,350)	(84,457)	(4,232)
Balance Sheet Data (end of period):
Working capital	$326,565	$351,694	$301,893	$279,050	$218,398
Net property, plant and equipment(5)	1,863,452	1,823,100	1,876,348	2,027,654	1,167,675
Total assets(5)	3,070,889	2,862,996	2,771,229	2,942,274	2,176,983
Debt and convertible preferred securities(5)(7)	1,369,931	1,478,948	1,643,616	1,782,823	641,194
Common stockholders’ equity(7)	1,014,282	909,782	760,055	753,488	927,626

(1)	In February 2006, we sold our U.S. amine treating rental assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million which resulted in a $28.4 million pre-tax gain reported in gain on sale of business and other income. In addition, in May 2006 we sold the assets used in our fabrication facility in Canada, which was part of our Production and processing fabrication- surface equipment segment, as part of management’s plan to improve overall operating efficiency in this line of business. The sale resulted in an $8.0 million pre-tax gain reported in gain on sale of business and other income. The disposal of these assets did not meet the criteria established for recognition as discontinued operations. For a description of discontinued operations, see Note 3 in Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

(2)	We have grown as a result of internal growth and acquisitions. In August 2003, we exercised our option to acquire the remaining 49% interest in Belleli in order to gain complete control of Belleli. In the fourth quarter of 2002, we decided to discontinue certain businesses. In November 2004, we sold the compression rental assets of our Canadian subsidiary for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. These businesses are reflected as discontinued operations in our consolidated statements of operations.

(3)	In May 2003, Hanover reached an agreement that was subject to court approval, to settle securities class actions, ERISA class actions and the shareholder derivative actions. The terms of the settlement became final in March 2004 and required Hanover to: (a) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (b) issue 2.5 million shares of Hanover common stock to the securities settlement fund, and (c) issue a contingent note with a principal amount of $6.7 million to the securities settlement fund.

In April 2004, we issued the $6.7 million contingent note related to the securities settlement. The note was payable, together with accrued interest, on March 31, 2007 but was extinguished (with no money paid under it) under the terms of the note since our common stock traded above the average price of $12.25 per share for 15 consecutive trading days during the third quarter of 2004. As a result of the cancellation of the note in the third quarter of 2004, we reversed the note and the embedded derivative, which resulted in a $4.0 million reduction to the cost of the securities-related litigation.

(4)	In March 2006, we completed a public offering of $150 million aggregate principal amount of 7.5% Senior Notes due 2013. We used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem our 11% Zero Coupon Subordinated Notes due March 31, 2007. In connection with the redemption, we expensed $5.9 million related to the call premium.

During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations. In connection with the redemption and repayment, we expensed $7.3 million related to the call premium and $2.5 million through depreciation and amortization expense related to unamortized debt issuance costs.

(5)	In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” as revised in December 2003 (“FIN 46”), for periods ending after June 30, 2003, we have included in our consolidated financial statements the special purpose entities that lease compression equipment to us. As a result, on July 1, 2003, we added approximately $897 million of compression equipment assets, net of accumulated depreciation, and approximately $1,139.6 million of our compression equipment lease obligations (including approximately $1,105.0 million in debt) to our balance sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.

(6)	During 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. In addition, during the fourth quarter of 2006, we recorded a benefit for the reversal of $10.2 million of the valuation allowance on our net deferred tax assets in the U.S., which is recorded as a reduction to our provision for income taxes. This reversal is the result of our conclusion in the fourth quarter of 2006 that it is more likely than not that we will realize the benefit from the associated net deferred tax assets. As a result, our 2006 tax provision benefited from approximately $36.2 million in valuation allowances that were reversed.

(7)	On August 15, 2005, we completed a public offering of 13,154,385 shares of common stock under our shelf registration that resulted in approximately $179.1 million of net proceeds for Hanover. The net proceeds from this offering were used to redeem $167.0 million in indebtedness and repay $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations during September 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the results of operations and financial condition of Hanover Compressor Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 15 of this Form 10-K.

Overview

We are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas production processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities and construction of evaporators and brine heaters for desalination plants and tank farms, primarily for use in Europe and the Middle East.

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

•	Leading position in high horsepower compression: High horsepower compression, composed of units with greater than 500 horsepower, is the largest portion of our rental fleet, based on horsepower. We believe we are a leading provider of these units, which are typically installed on larger wells, gathering systems and processing and treating facilities. The scale and more attractive unit economics of these facilities generally insulate them from declining commodity prices. As a result, compressors in this segment tend to realize higher utilization rates.

•	Provider of superior customer service: To facilitate our total solutions approach, we have adopted a geographical business unit concept and utilize a decentralized management and operating structure to provide superior customer service in a relationship-driven, service-intensive industry. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to effectively meet their evolving demands on a more timely basis. Our salespeople pursue the rental and sales market for our products and services in their respective territories. Our efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior product design, fabrication, installation, customer service and after-market support.

•	International experience: We believe we are a leader in natural gas compression as well as service and fabrication of equipment for oil and gas processing and transportation services in Latin America, with an expanding presence in West Africa, the Middle and Far East and Russia. As of December 31, 2006, we had approximately 891,000 horsepower of compression deployed internationally, of which approximately 93% was located in Latin America (primarily in Venezuela, Argentina, Mexico and Brazil). We opened offices in Oman and Egypt during 2006 and Pakistan during 2005. During 2004, we opened offices in Nigeria, the Middle and Far East and Russia. We believe our experience in managing our international operations and our efforts to develop and expand our international sales force have created a global platform from which we can continue to grow in international markets.

Business Strategy

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•	Focus on core operations. We have built our leading market position through our strengths in compression rentals, compressor fabrication, production and processing equipment rental and fabrication and parts and service. We are focusing our efforts on these businesses and on streamlining operations in our core markets. We believe this focused approach will enable us to enhance our growth prospects and returns. In addition, we are actively pursuing improvements in our U.S. fleet utilization by prudently employing additional units, moving idle U.S. units into service in international markets and retiring less profitable units in order to improve our utilization and enhance the returns for our business. We have also converted one of our facilities to refurbish approximately 200,000 horsepower of idle U.S. compression assets so we can deploy these units in both our U.S. and international rental businesses.

•	Expand international presence. International markets continue to represent the greatest growth opportunity for our business. We believe that these markets are underserved in the area of the products and services we offer. In addition, we typically see higher returns in international markets relative to the

United States. We intend to allocate additional resources toward international markets, to open offices abroad, where appropriate, and to move idle U.S. units into service in international markets.

•	Continuing development of product lines. We intend to continue to develop and deliver products and services beyond the rental and sale of compression equipment, including production and/or processing equipment, engineering, installation, and operating services. As we move forward, we are seeing new opportunities driven more by our ability to deliver a total solution rather than just a single product. A total solution will typically incorporate multiple Hanover product offerings. We believe that this will enable us to capitalize on and expand our existing client relationships and enhance our revenue and returns from each individual project.

•	Focus on process improvement. We plan to focus on process improvements by consistently reviewing and rationalizing our existing business lines. We have developed a more disciplined and systematic approach to evaluating return on capital, exercising cost controls and operating and managing our business. Through our Service Excellence Program, we will continue to take the best practices from across our organization and formalize these practices into common company-wide standards that we expect will bring improved operating and financial performance. In addition, we intend to take advantage of our enterprise resource planning system platform to help us better evaluate our markets and business opportunities, operate and maintain our assets and make more informed and timely decisions.

•	Disciplined use of capital. We intend to continue to focus on our capital discipline, as we believe it will better position us for growth and enhanced returns. During 2005, we used proceeds from our equity offering to decrease our outstanding debt and compression equipment lease obligations by approximately $170 million. During 2004, we used cash flows from operations and asset sales to reduce our outstanding debt and compression equipment lease obligations by approximately $149 million. As a result, we surpassed our objective to reduce our debt and compression equipment lease obligations by $180 million from 2004 through 2007.

Market Conditions

Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. Such activity levels typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. In recent years, oil and gas prices have been extremely volatile. Our revenues increased during 2004, 2005 and 2006, which we believe resulted from an improvement in market conditions.

The North American rig count increased by 6% to 2,174 at December 31, 2006 from 2,045 at December 31, 2005, and the twelve-month rolling average North American rig count increased by 15% to 2,118 at December 31, 2006 from 1,838 at December 31, 2005. The twelve-month rolling average New York Mercantile Exchange wellhead natural gas price decreased to $6.42 per Mcf at December 31, 2006 from $7.51 per Mcf at December 31, 2005. Despite the increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment, which we believe is primarily the result of (1) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers and (2) increases in purchases of compression equipment by oil and gas companies that have available capital. However, improved market conditions have led to improved pricing and demand for sales of equipment in the U.S. market.

Summary of Results

Net income (losses).  We recorded consolidated net income of $86.5 million for the year ended December 31, 2006, as compared to consolidated net losses of $38.0 million and $44.0 million for the years ended December 31, 2005 and 2004, respectively. Our results for the year ended 2006 was affected by benefits that may not necessarily be indicative of our core operations or our future prospects and impact comparability between years. These special items are discussed in “— Year Ended December 31, 2006 Compared to Year Ended December 31, 2005” below. Our results for the years ended 2005 and 2004 were affected by a number of charges that impact comparability between years. These special items are discussed in “— Year Ended December 31, 2005 Compared to Year Ended December 31, 2004” below.

Results by Product Line.  The following table summarizes revenues, expenses and gross profit margin percentages for each of our product lines (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues and other income:
U.S. rentals	$384,292	$351,128	$341,570
International rentals	263,228	232,587	214,598
Parts, service and used equipment	224,810	225,636	180,321
Compressor and accessory fabrication	303,205	179,954	158,629
Production and processing equipment fabrication	429,697	360,267	270,284
Equity in income of non-consolidated affiliates	19,430	21,466	19,780
Gain on sale of business and other income	46,001	4,551	3,413

	$1,670,663	$1,375,589	$1,188,595

Expenses:
U.S. rentals	$152,605	$139,465	$144,580
International rentals	96,631	76,512	63,953
Parts, service and used equipment	183,965	169,168	135,929
Compressor and accessory fabrication	249,910	156,414	144,832
Production and processing equipment fabrication	366,590	325,924	242,251

	$1,049,701	$867,483	$731,545

Gross profit margin:
U.S. rentals	60%	60%	58%
International rentals	63%	67%	70%
Parts, service and used equipment	18%	25%	25%
Compressor and accessory fabrication	18%	13%	9%
Production and processing equipment fabrication	15%	10%	10%

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2006, 2005 and 2004, we recorded bad debt expense of approximately $2.5 million, $2.0 million, and $2.7 million, respectively.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. During 2006, 2005 and 2004, we wrote-down inventory of approximately $2.3 million, $0.1 million, and $1.1 million, respectively.

Long-Lived Assets and Investments

We review for the impairment of long-lived assets, including property, plant and equipment and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. There were no significant impairments in 2006, 2005 or 2004.

In addition, we perform an annual goodwill impairment test, pursuant to the requirements of SFAS 142, in the fourth quarter of each year or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast, the weighted average cost of capital and a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Changes in forecasts could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. There were no impairments in 2006, 2005 or 2004 related to our annual goodwill impairment test.

We hold investments in companies having operations in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Tax Assets

As of December 31, 2006, we reported a net deferred tax liability of $54.5 million, which included gross deferred tax assets of $301.7 million, net of a valuation allowance of $47.0 million and gross deferred tax liabilities of $356.1 million. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating conditions and future financial conditions.

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

Due to our income from the results of U.S. operations in 2006 and our expectations for income in 2007 and future years and in consideration of the timing of the reversal of deductions taken for tax in advance of book (“temporary differences”), during the fourth quarter of 2006, we reached the conclusion that it is more likely than not that our net deferred tax assets in the U.S. would be realized. Previously, because of cumulative tax losses in the U.S., we were not able to reach the “more likely than not” criteria of SFAS 109 and had recorded a valuation allowance on our net U.S. deferred tax assets. We have recorded valuation allowances for certain deferred tax assets that are not likely to be realized. If we are required to record and/or release additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.

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

We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. This calculation requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. Production and processing equipment fabrication percentage-of-completion is estimated using the direct labor hour and cost to total cost basis. The cost to total cost basis requires us to estimate the amount of total costs (labor and materials) required to complete each project. Since we have many fabrication projects in process at any given time, we do not believe that materially different results would be achieved if different estimates, assumptions, or conditions were used for any single project.

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2006, our results of operations before tax would have been decreased or increased by approximately $6.2 million. As of December 31, 2006, we had recognized approximately $85.9 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation

We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known. As of December 31, 2006 and 2005, we had recorded approximately $4.5 million and $4.2 million, respectively, in claim reserves.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Summary

Our revenue and other income for the year ended December 31, 2006 was $1,670.7 million compared to revenue and other income of $1,375.6 million for the year ended December 31, 2005. Net income for the year ended December 31, 2006 was $86.5 million compared with a net loss of $38.0 million for the year ended December 31, 2005. Our revenue and net income increased due to improved market conditions and our focus on improving sales and margins. In addition, results for the year ended December 31, 2006 benefited from a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business, an $8.0 million pre-tax gain on the sale of our fabrication facilities in Canada, and a benefit from the utilization of $36.2 million of net operating and capital losses that previously had valuation allowance (including the reversal of $10.2 million of the valuation allowance on our net deferred tax assets in the U.S.) Results for the year ended December 31, 2006 were also impacted by debt extinguishment costs of $5.9 million related to the call premium to repay our 11% Zero Coupon Subordinated Notes due March 31, 2007. Net loss in 2005 included $7.3 million in debt extinguishment costs and $2.5 million related to write-off of deferred financing costs in Depreciation and amortization.

Summary of Business Line Results

U.S. Rentals

	Years Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Revenue	$384,292	$351,128	9%
Operating expense	152,605	139,465	9%

Gross profit	$231,687	$211,663	9%
Gross margin	60%	60%	—

U.S. rental revenue increased during the year ended December 31, 2006, compared to the year ended December 31, 2005, due primarily to improvement in market conditions that has led to an improvement in pricing and an increase in contracted horsepower of approximately 3%. Gross margin for the year ended December 31, 2006 benefited from price increases, but was offset by $2.1 million of incremental expenses related to our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment and the impact of recording increased incentive compensation expenses of approximately $4.3 million, including the impact of the adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

International Rentals

	Years Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Revenue	$263,228	$232,587	13%
Operating expense	96,631	76,512	26%

Gross profit	$166,597	$156,075	7%
Gross margin	63%	67%	(4)%

During the year ended December 31, 2006, international rental revenue and gross profit increased, compared to the year ended December 31, 2005, primarily due to increased rental activity in Venezuela, Mexico, Brazil and Argentina. Gross margin decreased primarily due to increased labor costs in Argentina of approximately $2.2 million and higher repair and maintenance costs in Venezuela, Brazil and Mexico. Additionally, approximately $9.3 million of billings related to the Cawthorne Channel Project in 2006 were not recognized due to the local unrest and uncertainty about when the project’s operations will go back on-line (see further discussion in Note 19 of the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K).

Parts, Service and Used Equipment

	Years Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Revenue	$224,810	$225,636	—
Operating expense	183,965	169,168	9%

Gross profit	$40,845	$56,468	(28)%
Gross margin	18%	25%	(7)%

Our parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. Parts, service and used equipment revenue for the year ended December 31, 2006 were slightly lower than the year ended December 31, 2005 primarily due to a decrease in used rental equipment sales, partially offset by an increase in base parts and service revenue. For the year ended December 31, 2006, parts and service revenue was $179.0 million with a gross margin of 24%, compared to $152.4 million and 26%, respectively, for the year ended December 31, 2005. Used rental equipment and installation sales revenue for the year ended December 31, 2006 was $45.8 million with a gross margin of (4)%, compared to $73.2 million with a 22% gross margin for the year ended December 31, 2005. Gross margin for the year ended December 31, 2006 decreased due to lower margins on base parts and service sales in the U.S. and cost overruns on installation jobs in 2006. Used rental equipment and installation gross margin was negatively impacted by approximately $6.0 million of cost overruns on installation jobs in 2006. In 2005, used rental equipment revenue included a $20.3 million sale of a gas plant in Madisonville, Texas at a margin of 25%. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the sale of used rental equipment, the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.

Compression and Accessory Fabrication

	Years Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Revenue	$303,205	$179,954	68%
Operating Expense	249,910	156,414	60%

Gross Profit	$53,295	$23,540	126%
Gross Margin	18%	13%	5%

For the year ended December 31, 2006, compression and accessory fabrication revenue, gross profit and gross margin increased primarily due to improved market conditions that led to higher sales levels, better pricing and an improvement in operating efficiencies. As of December 31, 2006, we had compression and accessory fabrication backlog of approximately $325.1 million compared to $85.4 million at December 31, 2005.

Production and Processing Equipment Fabrication

	Years Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Revenue	$429,697	$360,267	19%
Operating expense	366,590	325,924	12%

Gross profit	$63,107	$34,343	84%
Gross margin	15%	10%	5%

Production and processing equipment fabrication revenue for the year ended December 31, 2006 was greater than for the year ended December 31, 2005, primarily due to an improvement in market conditions that led to an increase in awarded sales, improved pricing and an improvement in operating efficiencies. Gross margins improved due to improved market conditions and poor performance on a few jobs during 2005. As of December 31, 2006, we had a production and processing equipment fabrication backlog of $482.5 million compared to $287.7 million at December 31, 2005, including Belleli’s backlog of $414.0 million and $237.0 million at December 31, 2006 and 2005, respectively.

Belleli’s revenue and gross profit increased for the year ended December 31, 2006 compared to 2005 due to improved market conditions. During the year ended December 31, 2006, Belleli’s revenue increased $76.2 million to $254.9 million and gross profit increased $17.1 million to $27.9 million compared to the year ended December 31, 2005.

Equity in Income of Non-Consolidated Affiliates

Equity in income of non-consolidated affiliates decreased by $2.1 million to $19.4 million during the year ended December 31, 2006, from $21.5 million during the year ended December 31, 2005. This decrease is primarily due to reduced operating results for the Simco joint venture caused by increased operating costs in 2006.

Gain on sale of business and other income

Gain on sale of business and other income for the year ended December 31, 2006 increased to $46.0 million, compared to $4.6 million for the year ended December 31, 2005. The increase was primarily due to a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006 and an $8.0 million pre-tax gain on the sale of assets used in our fabrication facility in Canada during the second quarter of 2006.

Expenses

Selling, general and administrative expense (“SG&A”) in 2006 was $204.2 million compared to $182.2 million in 2005. The increase in SG&A expense for the year was due primarily to higher compensation expenses of approximately $16.1 million, including the impact of our adoption of SFAS 123(R) and other costs associated with the increase in business activity. SG&A expenses as a percentage of revenues and other income for the year ended December 31, 2006 decreased to 12% from 13% in the prior year. As a percentage of revenues and other income, SG&A expense decreased due to our efforts to manage SG&A costs while achieving an increased level of business.

Depreciation and amortization expense for 2006 was $181.4 million, compared to $182.7 million in 2005. Depreciation for the year ended December 31, 2005 included a write-off of $2.5 million of unamortized debt issuance costs related to the partial redemption and repayment of our 2001A compression equipment lease obligations.

Interest expense for the year ended December 31, 2006 decreased $18.9 million to $118.0 million, from the same period in the prior year. The decrease in interest expense was primarily due to a decrease in outstanding debt that was primarily due to our August 2005 public offering of 13.2 million shares of common stock that resulted in approximately $179.1 million of net proceeds that were used to redeem $167.0 million in indebtedness and repay $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations during September 2005. In addition, our overall effective interest rate on outstanding debt decreased to 8.2% from 8.6% during the year ended December 31, 2006 and 2005, respectively. This decrease in the effective interest rate was primarily due to the March 2006 redemption of our 11% Zero Coupon Subordinated Notes using proceeds from our public offering of $150 million 7.5% Senior Notes due 2013 and borrowings under our bank credit facility.

Foreign currency translation for the year ended December 31, 2006 was a gain of $4.3 million, compared to a loss of $7.9 million for the year ended December 31, 2005. The increase in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar for the year ended December 31, 2006 as compared to the strengthening of the U.S. Dollar against the Euro for the year ended December 31, 2005. The impact of foreign currency exchange on our statements of operations will depend on the amount of our net assets and liability positions exposed to currency fluctuations in future periods.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,
	2006	2005

Italy	$5,102	$(10,388)
Argentina	(1,050)	388
Venezuela	587	3,501
Canada	(1,074)	(1,705)
All other countries	752	314

Exchange gain (loss)	$4,317	$(7,890)

Other expense for the year ended December 31, 2006 increased to $1.2 million, compared to $0.5 million for the year ended December 31, 2005. We recorded a $1.2 million charge to other expense in the second quarter of 2006 related to the write-down of a pre-acquisition receivable for Belleli to our estimated net realizable value.

Debt extinguishment costs for the year ended December 31, 2006 were $5.9 million as a result of the call premium paid in connection with the redemption of our 11% Zero Coupon Subordinated Notes due March 31, 2007. Debt extinguishment costs for the year ended December 31, 2005 were $7.3 million as a result of the call premium paid in connection with the partial redemption and repayment of the 2001A compression equipment lease obligations in September 2005.

Income Taxes

The provision for income taxes increased $1.1 million, to $28.8 million for the year ended December 31, 2006 from $27.7 million for the year ended December 31, 2005. Our effective income tax rates during the year ended December 31, 2006 and December 31, 2005 were 25.1% and (293.8%), respectively. The change in the effective tax rate was primarily due to the following factors: (1) the reversal of $36.2 million of valuation allowance during 2006, primarily due to the usage of net operating loss and capital loss carryforwards in the U.S. that previously had a valuation allowance, (2) the impact of change in loss jurisdictions and (3) the inclusion in the year ended December 31, 2005 of the reversal of $4.3 million of tax issues based reserves related to resolved Canadian, Nigeria and Venezuela tax liabilities. The reserves were released during 2005 because we no longer believe that it is probable that these liabilities will be incurred or the statute of limitations has expired. Our tax provision for 2006 includes approximately $3.0 million in deferred tax expense related to the enactment of the Texas Margin tax.

Due to our income from the results of U.S. operations in 2006 and our expectations for income in 2007 and future years and in consideration of the timing of the reversal of deductions taken for tax in advance of book (“temporary differences”), during the fourth quarter of 2006, we reached the conclusion that it is more likely than not that our net deferred tax assets in the U.S. would be realized and reversed a $10.2 million valuation allowance that had been recorded in prior years. Previously, because of cumulative tax losses in the U.S., we were not able to reach the “more likely than not” criteria of SFAS 109 and had recorded a valuation allowance on our net U.S. deferred tax assets. We have recorded valuation allowances for certain deferred tax assets that are not likely to be realized. If we are required to record and/or release additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.

Cumulative Effect of Accounting Changes, Net of Tax

On January 1, 2006, we recorded the cumulative effect of a change in accounting related to our adoption of SFAS 123(R) of $0.4 million which relates to the requirement to estimate forfeitures on restricted stock awards.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Summary

For the year ended December 31, 2005, revenue increased to $1,375.6 million over 2004 revenue of $1,188.6 million primarily due to improved market conditions. Net loss for the year ended December 31, 2005 was $38.0 million, compared with a net loss of $44.0 million in 2004. Net loss in 2005 included $7.3 million in debt extinguishment costs and $2.5 million related to write-off of deferred financing costs in Depreciation and amortization.

Summary of Business Line Results

U.S. Rentals

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
	(In thousands)

Revenue	$351,128	$341,570	3%
Operating expense	139,465	144,580	(4)%

Gross profit	$211,663	$196,990	7%
Gross margin	60%	58%	2%

U.S. rental revenue increased during the year ended December 31, 2005, compared to the year ended December 31, 2004, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross profit and gross margin for the year ended December 31, 2005 increased compared to the year ended December 31, 2004, primarily due to improved pricing in 2005 and our efforts to reduce fleet maintenance and repair expenses. During the second half of 2005, we converted one of our facilities to repair and overhaul approximately 200,000 horsepower of idle compression equipment over the next two years. We incurred repair expenses in connection with this program that decreased our gross margin by approximately 1% for the year ended December 31, 2005.

International Rentals

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
	(In thousands)

Revenue	$232,587	$214,598	8%
Operating expense	76,512	63,953	20%

Gross profit	$156,075	$150,645	4%
Gross margin	67%	70%	(3)%

During the year ended December 31, 2005, international rental revenue and gross profit increased, compared to the year ended December 31, 2004, due primarily to new rental projects that came on-line in 2005. Gross margin was negatively impacted by approximately 1% due to lower margin projects in Nigeria and by approximately 2% due to an increase in maintenance and repair costs in Argentina. Our Argentine operations have experienced an increase in labor costs due to pressures from unions for increased compensation for workers.

Parts, Service and Used Equipment

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
	(In thousands)

Revenue	$225,636	$180,321	25%
Operating expense	169,168	135,929	24%

Gross profit	$56,468	$44,392	27%
Gross margin	25%	25%	—

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

Compression and Accessory Fabrication

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
	(In thousands)

Revenue	$179,954	$158,629	13%
Operating Expense	156,414	144,832	8%

Gross Profit	$23,540	$13,797	71%
Gross Margin	13%	9%	4%

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

Production and Processing Equipment Fabrication

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
	(In thousands)

Revenue	$360,267	$270,284	33%
Operating expense	325,924	242,251	35%

Gross profit	$34,343	$28,033	23%
Gross margin	10%	10%	—

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

Equity in Income of Non-Consolidated Affiliates

Equity in income of non-consolidated affiliates increased by $1.7 million to $21.5 million during the year ended December 31, 2005, from $19.8 million during the year ended December 31, 2004. This increase is primarily due to improved operating results for the El Furrial and PIGAP II joint ventures.

Expenses

SG&A as a percentage of revenue for the year ended December 31, 2005 decreased to 13% from 15% in the prior year. As a percentage of revenue, SG&A expense decreased due to our efforts to manage SG&A costs while achieving an increased level of business. SG&A expense in 2005 was $182.2 million compared to $173.1 million in 2004. The increase in SG&A expense for the year was due primarily to higher compensation expenses, partially offset by reduced auditing and consulting expense relating to Sarbanes-Oxley.

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

At December 31, 2005 we had intercompany advances outstanding to our subsidiary in Italy of approximately $68.7 million which were denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2005 resulted in a translation loss of approximately $10.3 million compared to a $3.7 million gain for 2004.

In May 2003, Hanover reached an agreement to settle the securities class actions, ERISA class actions and the shareholder derivative actions previously filed against it. The terms of the settlement became final in March 2004 and provided for Hanover to: (1) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of Hanover common stock, and (3) issue a contingent note with a principal amount of $6.7 million.

In April 2004, we issued the $6.7 million contingent note related to the securities settlement. The note was payable, together with accrued interest, on March 31, 2007 but was extinguished (with no money paid under it) under the terms of the note since our common stock traded above the average price of $12.25 per share for 15 consecutive trading days during the third quarter of 2004. As a result of the cancellation of the note in the third quarter of 2004, we reversed the note and the embedded derivative, which resulted in a $4.0 million reduction to the cost of the securities-related litigation.

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

As a result of continued operating losses, we were in a net deferred tax asset position (for U.S. income tax purposes). Due to our cumulative U.S. tax losses, we could not reach the conclusion at December 31, 2005 that it was “more likely than not” that certain of our U.S. deferred tax assets would be realized in the future and we recorded a valuation allowance on our net U.S. deferred tax asset position. In addition, we have provided valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially compared to the statutory rate.

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

Leasing Transactions and Accounting Change for FIN 46

As of December 2006, we are the lessee in two transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.

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

As of December 31, 2006, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $340.2 million, including improvements made to these assets after the sale leaseback transactions.

The following table summarizes, as of December 31, 2006, the residual value guarantee, lease termination date and minority interest obligations for our equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
Lease	Guarantee	Termination Date	Obligation

2001A compression equipment lease	$102,853	September 2008	$4,123
2001B compression equipment lease	175,000	September 2011	7,750

	$277,853		$11,873

The agreements in connection with the compression equipment lease obligations contain certain financial covenants and limitations which restrict us with respect to, among other things, indebtedness, liens, leases and sale of assets. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting in is equal to or greater than the value of the equipment that is being substituted out. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to under each lease.

The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2006, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

Liquidity and Capital Resources

Our unrestricted cash balance amounted to $73.3 million at December 31, 2006 compared to $48.2 million at December 31, 2005. Working capital decreased to $326.6 million at December 31, 2006 from $351.7 million at December 31, 2005. The decrease in working capital was primarily the result of an increase in advanced billings and billings on uncompleted contracts in excess of costs and estimated earnings, partially offset by an increase in accounts receivable and inventory, which resulted from an improvement in market conditions that has led to increased activity.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow, are summarized in the table below (dollars in thousands):

For the Year Ended December 31:	2006	2005

Net cash provided by (used in) continuing operations:
Operating activities	$209,535	$122,870
Investing activities	(168,168)	(105,247)
Financing activities	(18,134)	(6,890)
Effect of exchange rate changes on cash and cash equivalents	2,266	(1,413)
Discontinued operations	(446)	837

Net change in cash and cash equivalents	$25,053	$10,157

The increase in cash provided by operating activities for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to cash generated from improved operating performance. The increase was partially offset by the payment of $86.1 million of accreted interest from August 31, 2001 to March 31, 2006 on our 11% Zero Coupon Subordinated Notes, which were redeemed in the second quarter of 2006. The accreted interest was previously included in the outstanding balance of our 11% Zero Coupon Subordinated Notes.

The increase in cash used in investing activities during the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily attributable to increased net capital expenditures for the year ended December 31, 2006. The increase in cash used in investing activities was partially offset by proceeds received from the sales of our amine treating business in the first quarter of 2006 and our Canadian fabrication assets in the second quarter of 2006.

The increase in cash used in financing activities during the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to the use of cash flow from operations to pay down our bank credit facility.

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $325 million to $375 million on net capital expenditures during 2007 including (1) rental equipment fleet additions and (2) approximately $70 million to $80 million on equipment maintenance capital. Projected maintenance capital for 2007 includes the cost of our program to refurbish a minimum of 200,000 horsepower of idle U.S. compression equipment.

We have not paid any cash dividends on our common stock since our formation and do not anticipate paying such dividends in the foreseeable future. The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of the Board of Directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the Board of Directors. Our bank credit facility, with JPMorgan Chase Bank, N.A. as agent, prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock.

Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt.

The following summarizes our cash contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Cash Contractual Obligations:	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)

Long term Debt(1)
4.75% convertible senior notes due 2008	$192,000	$—	$192,000	$—	$—
4.75% convertible senior notes due 2014	143,750	—	—	—	143,750
7.25% convertible junior subordinated notes due 2029(2)	84,803	18,803	—	—	66,000
8.625% senior notes due 2010	200,000	—	—	200,000	—
7.5% senior notes due 2013	150,000	—	—	—	150,000
9.0% senior notes due 2014	200,000	—	—	—	200,000
Bank credit facility due 2010	20,000	—	—	20,000	—
Other long-term debt	677	455	94	112	16
2001A equipment lease notes, due 2008	133,000	—	133,000	—	—
2001B equipment lease notes, due 2011	250,000	—	—	250,000	—

Total long-term debt	1,374,230	19,258	325,094	470,112	559,766
Interest on long-term debt(3)	594,016	108,246	184,391	142,538	158,841
Minority interest obligations(1)(4)	11,873	—	4,123	7,750	—
Purchase commitments	385,274	384,103	1,171	—	—
Facilities and other equipment operating leases	6,370	3,463	2,420	487	—

Total contractual cash obligations	$2,371,763	$515,070	$517,199	$620,887	$718,607

(1)	For more information on our long-term debt and minority interest obligations, see Notes 11 and 12 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

(2)	In December 2006, we announced an irrevocable call for redemption in the first quarter of 2007 of a portion of our 7.25% Convertible Junior Subordinated Notes. These notes are owned by Hanover Compressor Capital Trust which issued a call to redeem its TIDES Preferred Securities and its TIDES Common Securities.

(3)	Interest amounts calculated using interest rates in effect as of December 31, 2006, including the effect of interest rate swaps.

(4)	Represents third party equity interest of lease equipment trusts that was required to be consolidated into our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.

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

In March 2006, we completed a public offering of $150 million aggregate principal amount of 7.5% Senior Notes due 2013. We used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem our 11% Zero Coupon Subordinated Notes due March 31, 2007. In connection with the redemption, we expensed $5.9 million related to the call premium. We paid approximately $242 million to redeem our 11% Zero Coupon Subordinated Notes, including the call premium. The offering and sale of the 7.5% Senior Notes due 2013 were made pursuant to an automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. We may redeem up to 35% of the 7.5% Senior Notes due 2013 using the proceeds of certain equity offerings completed before April 15, 2009 at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 7.5% Senior Notes due 2013 at any time on or after April 15, 2010 at certain redemption prices together with accrued interest, if any, to the date of redemption.

In December 2006 and February 2007, we announced irrevocable calls for redemption in the first quarter of 2007 of a portion of our 7.25% Convertible Junior Subordinated Notes due 2029 (“Jr. TIDES Notes”). All of the Jr. TIDES Notes are owned by Hanover Compressor Capital Trust, a Delaware business trust (the “Trust”) and the Trust is required to use the proceeds to redeem its 7.25% Convertible Preferred Securities (“TIDES Preferred Securities”) and its 7.25% Convertible Common Securities (“TIDES Common Securities”). Hanover owns all of the TIDES Common Securities. Of the $49 million of TIDES Preferred Securities called in the aggregate, $1.4 million was converted in December 2006 into 0.1 million shares of our common stock and the remainder has been or will be converted or redeemed in the first quarter of 2007.

Bank Credit Facility.  In November 2005, we entered into a $450 million bank credit facility having a maturity date of November 21, 2010. Our prior $350 million bank credit facility that was scheduled to mature in December 2006 was terminated upon closing of the new facility. The new facility also provides for an incremental term loan facility of up to $300 million. The incremental term loan was not syndicated with the credit facility. The new agreement prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock. Borrowings under the new facility are secured by substantially all of our unencumbered personal property and real property assets. In addition, all of the capital stock of U.S. subsidiaries and 66% of the capital stock of the first tier international subsidiaries has been pledged to secure the obligations under the new credit facility. Up to $75 million of the credit facility can be borrowed in loans denominated in Euros. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

Our bank credit facility provides for a $450 million revolving credit in which U.S. dollar-denominated advances bear interest at our option, at (1) the greater of the Administrative Agent’s prime rate or the federal funds effective rate plus an applicable margin (“ABR”), or (2) the eurodollar rate (“LIBOR”), in each case plus an applicable margin ranging from 0.375% to 1.5%, with respect to ABR loans, and 1.375% to 2.5%, with respect to LIBOR loans, in each case depending on our consolidated leverage ratio. Euro-denominated advances bear interest at the eurocurrency rate, plus an applicable margin ranging from 1.375% to 2.5%, depending on our consolidated leverage ratio. A commitment fee ranging from 0.375% to 0.5%, depending on our consolidated leverage ratio, times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility.

As of December 31, 2006, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2007 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for 2007. As of December 31, 2006, we had $20.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facilities bore interest at a weighted average rate of 6.9% and 6.1% at December 31, 2006 and 2005, respectively. As of December 31, 2006, we also had approximately $207.3 million in letters of credit outstanding under our new bank credit facility. Our new bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (1) $50 million in unsecured indebtedness, (2) $100 million of indebtedness of international subsidiaries and (3) $35 million of secured purchase money indebtedness. Additional borrowings of up to $222.7 million were available under that facility as of December 31, 2006.

While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 permit us at a minimum, (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility (which is $50 million less than the full capacity under that facility), plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2006, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow us to incur a certain amount of additional indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.

Credit Ratings.  As of February 20, 2007, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard &
	Moody’s	Poor’s

Outlook	Positive	Positive
Senior implied rating	B1	BB−
Liquidity Rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	Ba3, LGD 3	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	Ba3, LGD 3	B+
4.75% convertible senior notes due 2008	B3, LGD 5	B
4.75% convertible senior notes due 2014	B3, LGD 5	B
8.625% senior notes due 2010	B2, LGD 4	B
9.0% senior notes due 2014	B2, LGD 4	B
7.5% senior notes due 2013	B2, LGD 4	B
7.25% convertible junior subordinated notes due 2029*	B3, LGD 6	B−

*	Rating is on the TIDES Preferred Securities issued by Hanover Compressor Capital Trust, a trust that we sponsored.

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

Derivative Financial Instruments.  We use derivative financial instruments from time to time to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt and leasing obligations. Our primary objective is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of our debt portfolio. We do not use derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

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

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2006 (dollars in thousands):

				Fair Value of
		Fixed Rate		Swap at
		to be	Notional	December 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2006

Six Month LIBOR + 4.72%	December 15, 2010	8.625%	$100,000	$(4,495)
Six Month LIBOR + 4.64%	December 15, 2010	8.625%	$100,000	$(4,237)

As of December 31, 2006, a total of approximately $2.3 million in accrued liabilities, $6.4 million in long-term liabilities and an $8.7 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2006 we estimated that the effective rate for the six-month period ending in June 2007 would be approximately 9.8%.

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

		Maximum Potential
		Undiscounted
		Payments as of
		December 31,
	Term	2006

Simco/Harwat Consortium	2009	$3,728
El Furrial	2013	$28,015

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $12.0 million in sale leaseback obligations that, as of December 31, 2006, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2006, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material effect on our consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) did not have a significant effect on our financial position or cash flows, but did impact our results of operations. See Note 16 for a discussion of the impact of the adoption of SFAS 123(R).

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Differences between the amounts recognized in balance sheet prior to adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings (accumulated deficit). We are currently evaluating the provisions of FIN 48 and currently believe the adoption will result in a reduction to stockholders’ equity of an amount between $1.5 million and $6.0 million.

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

We are exposed to interest rate and foreign currency risk. Hanover and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At December 31, 2006, the fair market value of our interest rate swaps, excluding the portion attributable to and included in accrued interest, was a net liability of approximately $8.7 million, of which $2.3 million was recorded in accrued liabilities and $6.4 million in other long-term liabilities.

At December 31, 2006 we were a party to two interest rate swaps to convert fixed rate debt to floating rate debt as follows (dollars in thousands):

				Fair Value of
		Fixed Rate		Swap at
		to be	Notional	December 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2006

Six Month LIBOR + 4.72%	December 15, 2010	8.625%	$100,000	$(4,495)
Six Month LIBOR + 4.64%	December 15, 2010	8.625%	$100,000	$(4,237)

At December 31, 2006, due to these two swaps, we were exposed to variable interest rates, which fluctuate with market interest rates, on $200.0 million in notional debt. Assuming a hypothetical 10% increase in the variable rates from those in effect at December 31, 2006, the increase in our annual interest expense with respect to such swaps would be approximately $2.0 million.

At December 31, 2006, we were exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in 2001. Assuming a hypothetical 10% increase in the variable rates from those in effect at year end, the increase in annual interest expense on the equipment lease notes would be approximately $0.2 million.

We are also exposed to interest rate risk on borrowings under our floating rate bank credit facility. At December 31, 2006, $20.0 million was outstanding bearing interest at a weighted average effective rate of 6.9% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at December 31, 2006, the increase in annual interest expense for advances under this facility would be approximately $0.1 million.

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

For the year ended December 31, 2006, our Argentine operations represented approximately 5% of our revenues and other income and 7% of our gross profit. For the year ended December 31, 2006, our Venezuelan operations represented approximately 8% of our revenues and other income and 12% of our gross profit. At December 31, 2006, we had approximately $18.1 million and $20.2 million in accounts receivable related to our Argentine and Venezuelan operations.

Recently, laws and regulations in Venezuela have been subject to frequent and significant changes. These changes have included currency controls, restrictions on repatriation of capital, expropriation and nationalization of certain firms and industries and changes to the tax laws. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. If exchange controls remain in place, or economic and political conditions in Venezuela deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income.

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,
	2006	2005

Italy	$5,102	$(10,388)
Argentina	(1,050)	388
Venezuela	587	3,501
Canada	(1,074)	(1,705)
All other countries	752	314

Exchange gain (loss)	$4,317	$(7,890)

The impact of foreign exchange on our statement of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Based on the results of our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 22, 2007, upon the Board of Director’s approval of the Company’s 2006 Financial Statements, the final amount of the cash bonuses payable to our executive officers for services performed during the year ended December 31, 2006 became effective. The following table sets forth the amount of the cash bonus to be paid to our highest paid executive officers. We expect the bonus payment to be made on or about March 9, 2007. The compensation reflected in the table below does not reflect all compensation and other perquisites paid to these executive officers during the year ended December 31, 2006. Such information will be included under the caption “Information Regarding Executive Compensation” in the definitive proxy statement for our 2007 Meeting of Stockholders.

		2006 Bonus
		Approved
		For Payment
Name	Position	in 2007

John E. Jackson	President and Chief Executive Officer; Director	$800,000
Lee E. Beckelman	Senior Vice President and Chief Financial Officer	$200,000
Brian A. Matusek	Senior Vice President — Western Hemisphere	$215,000
Norman A. Mckay	Senior Vice President — Eastern Hemisphere	$215,000
Steven W. Muck	Vice President — Global Human Resources & HSE	$170,000
Gary M. Wilson	Senior Vice President, General Counsel and Secretary	$215,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information included or to be included in the Company’s definitive proxy statement for its 2007 Meeting of Stockholders under the captions “Nominees for Election as Directors,” “Director Qualifications and Nominations,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein. Please see Item 1 of this Form 10-K for identification of our executive officers and the information set forth below relating to our Board of Directors.

Hanover has adopted “P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct” (“Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on the Company’s website at http://www.hanover-co.com. Any changes to, and/or waivers granted, with respect to our Code of Ethics relating to our principal executive officer, principal financial officer, principal accounting officer, and other executive officers and directors of Hanover that we are required to disclose pursuant to applicable rules and regulations of the Securities and Exchange Commission, will be posted on our website. Upon request the Company will provide a copy of our Code of Ethics without charge. Such request can be made in writing to the Corporate Secretary at Hanover Compressor Company, 12001 North Houston Rosslyn, Houston, Texas 77086.

Information concerning the name, age, and background of the nominees for election to the Board of Directors is set forth below.

I. Jon Brumley, 68, has served as a director of the Company since February 2002. Mr. Brumley is Chairman and director of Encore Acquisition Company, an independent energy company located in Fort Worth, Texas. Prior to founding Encore Acquisition Company in 1998, Mr. Brumley served as Chairman and Chief Executive Officer of MESA, Inc., which merged with Parker & Parsley in 1997 to become Pioneer Natural Resources Company. Mr. Brumley has spent over thirty years in the oil and gas industry, including having previously served as Chairman of XTO Energy Inc. (formerly Cross Timbers Oil Company) and President and Chief Executive Officer of Southland Royalty Company.

Ted Collins, Jr., 68, has served as a director of the Company since April 1992. Mr. Collins has been a private investor, primarily energy related, since June 2000. From January 1988 to July 2000, he was President of Collins & Ware, Inc., an independent oil and gas company. From July 1982 through December 1987, Mr. Collins served as President of Enron Oil & Gas Co. Mr. Collins also serves on the Board of Directors of Encore Acquisition Company and Energy Transfer Partners, LLC.

Margaret K. Dorman, 43, has served as a director of the Company since February 2004. Ms. Dorman is Senior Vice President, Chief Financial Officer and Treasurer of Smith International, Inc., a position she has held since 1999. Ms. Dorman joined Smith International, Inc. in 1995 as the Director of Financial Planning and Reporting and, in 1998, was named Vice President, Controller and Assistant Treasurer.

Robert R. Furgason, 71, has served as a director of the Company since May 1995. In January 2005, Dr. Furgason assumed the role of Executive Director of the Harte Research Institute for Gulf of Mexico Studies at Texas A&M University — Corpus Christi after having served as the President of Texas A&M University — Corpus Christi since 1990. He was Vice Chancellor of Academic Affairs and Professor of Chemical Engineering at the University of Nebraska from 1984 to 1990 and previously held a series of faculty and administrative positions at various universities and has held positions with B.F. Goodrich Chemical Co., Escuela Politecnica Nacional Universidad, Quito, Ecuador, Martin-Marietta (Lockhead-Martin) and Phillips Petroleum. Dr. Furgason is the former President of the Accreditation Board for Engineering and Technology Board of Directors, serves on a number of other accreditation, policy and civic boards, and is a trustee of the Driscoll Hospital Foundation.

Victor E. Grijalva, 68, has served as a director of the Company since February 2002 and served as Chairman of the Board from 2002 to May 2006. From August 2 to August 19, 2002, Mr. Grijalva also served as interim President and Chief Executive Officer of the Company. Mr. Grijalva began his career with Schlumberger in 1964 as a senior development engineer and, after a number of overseas assignments, served as President of Wireline and Testing in North America and Executive Vice President of Oilfield Services Worldwide before being appointed Vice Chairman of Schlumberger in 1998. Mr. Grijalva retired from Schlumberger on December 31, 2001. Mr. Grijalva is also a director of Transocean, Inc. and Dynegy, Inc.

Gordon T. Hall, 47, has served as a director of the Company since March 2002 and Chairman of the Board since May 19, 2006. Prior to his election as a director, Mr. Hall was a Managing Director at Credit Suisse First Boston. While at Credit Suisse First Boston, Mr. Hall served as Senior Oil Field Services Analyst and Co-Head of the Global Energy Group. Mr. Hall joined the First Boston Corporation in 1987 as a technology analyst. Prior to joining First Boston Corporation, Mr. Hall was an engineer with Raytheon Corporation. Mr. Hall is also a director of Hydril Company, is a member of the Advisory Board for Legacy Partners Group LLC, and serves as a director of a privately held company and several non-profit organizations.

John E. Jackson, 48, has been a director since July 2004 and has served as President and Chief Executive Officer of the Company since October 2004. Mr. Jackson joined the Company in January 2002 as Senior Vice President and Chief Financial Officer. Previously, Mr. Jackson was Vice President and Chief Financial Officer of Duke Energy Field Services, a joint venture of Duke Energy and ConocoPhillips and one of the nation’s largest producers and marketers of natural gas liquids. Mr. Jackson joined Duke Energy Field Services as Vice President and Controller in April 1999 and was named Chief Financial Officer in February 2001. Prior to joining Duke Energy Field Services, Mr. Jackson served in a variety of treasury, controller and accounting positions at Union Pacific Resources between June 1981 and April 1999.

Peter H. Kamin, 45, was elected a director of the Company effective January 1, 2007. Mr. Kamin is a co-founder and Managing Partner of ValueAct Capital, an investment partnership that was formed in 2000. Prior to founding ValueAct Capital, Mr. Kamin founded and managed for eight years Peak Investment L.P. Before founding Peak Investment, Mr. Kamin was a partner with Morningside, N.A., Ltd., a private equity concern, and began his investment career in 1984 at Fidelity Management and Research. Mr. Kamin is also a director of Seitel Inc. and Sirva, Inc.

William C. Pate, 43, was elected a director of the Company effective January 1, 2007. Mr. Pate is Chief Investment Officer and a Managing Director of Equity Group Investments, L.L.C., or EGI, a private investment firm, and serves as a member of the board of directors of certain private affiliates of EGI. Prior to joining EGI in 1994, Mr. Pate was an associate with The Blackstone Group and served in the mergers and acquisitions group of Credit Suisse First Boston. Mr. Pate also serves as a director of Adams Respiratory Therapeutics, Inc. and Covanta Holding Corporation.

Stephen M. Pazuk, 63, has served as a director of the Company since February 2004. Mr. Pazuk is the Chief Financial Officer and Treasurer of Drive Thru Technology, a position he has held since 2000. He has also been involved in venture capital investments and real estate development in Boston, Massachusetts, and Fresno and Clovis, California, since his retirement as Senior Vice President, Treasurer and Partner of Wellington Management Company, LLP in June 2000. Mr. Pazuk started his career with Wellington in 1968 and held various positions during his tenure, including Treasurer of Wellington Trust Company NA and President of Wellington Sales Company. He worked as a senior tax professional with Price Waterhouse & Co. from 1965 to 1968. Mr. Pazuk currently serves on the board of several privately-held companies.

L. Ali Sheikh, 58, has served as a director of the Company since March 2006. Mr. Sheikh is President, Chief Operating Officer, and co-founder of SND Energy Company, Inc. (since 1989) and SND Energy Acquisition, L.P. (since 1996) and also serves as director and limited partner, respectively. In addition, Mr. Sheikh has served since 2000 as President, Chief Operating Officer, co-founder and member of Topcat Oilfield Services, LLC and Topcat Wells Services, LLC. Mr. Sheikh began his career as a geologist and from 1991 to 1993, was Vice President and Manager of Golden Spike Indonesia, a subsidiary of Union Pacific Resources, and from 1979 to 1989, was a Vice President of Sun Exploration and Production Company, managing various aspects of operations in the Far East, Africa, and South America.

Item 11.	Executive Compensation

The information included or to be included under the captions “Information Regarding Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s definitive proxy statement for its 2007 Meeting of Stockholders is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information included or to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for its 2007 Meeting of Stockholders is incorporated by reference herein.

EQUITY COMPENSATION PLAN INFORMATION

The equity compensation plans and agreements discussed in this section are referred to collectively as the “Equity Compensation Plans.” The table below provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under the following Equity Compensation Plans of the Company: 1997 Stock Option Plan, the 1998 Stock Option Plan, the December 9, 1998 Stock Option Plan, the 1999 Stock Option Plan, the 2001 Equity Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan. The Compensation Committee has authority to make future grants only under the 2006 Stock Incentive Plan.

		Weighted-	Number of securities
		average exercise	remaining available for
	Number of securities to be	price of	future issuance under
	issued upon exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	1,964,368	$11.93	4,952,224
Equity compensation plans not approved by Stockholders(3)	396,288	$12.41	—

Total	2,360,656	$12.01	4,952,224

(1)	Composed of the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan. In addition to the outstanding options, as of December 31, 2006, there were 1,899,024 shares of unvested restricted stock and/or stock settled restricted stock units outstanding (including performance shares at maximum potential payout) which were granted under the 2003 and 2006 Stock Incentive Plans.

(2)	Under the terms of the 2006 Stock Incentive Plan, in addition to incentive and non-qualified options, Hanover may grant restricted stock, restricted stock units, stock appreciation rights and performance-based awards. The following Equity Compensation Plans, although terminated as to future grants, provided for the following awards in addition to options: the 1997 Stock Option Plan (restricted stock); the 2001 Equity Incentive Plan (restricted stock, although no more than 1.0 million of the 1.5 million shares authorized under such plan could be issued pursuant to restricted stock awards); and the 2003 Stock Incentive Plan (restricted stock and performance awards).

(3)	Composed of the 1998 Stock Option Plan, the December 9, 1998 Stock Option Plan and the 1999 Stock Option Plan.

At December 31, 2005, we had 1,167,715 of securities remaining available for future issuance under equity compensation plans.

The Equity Compensation Plans that the company did not request to be approved by stockholders are described below. The 1998 Stock Option Plan, the December 9, 1998 Stock Option Plan, and the 1999 Stock Option Plan have the following material features: (1) awards under such Equity Compensation Plans are limited to stock options and may be made, depending on the terms of each Equity Compensation Plan, to our officers, directors, employees, advisors and consultants; (2) unless otherwise set forth in any applicable stock option agreement and depending on the terms of each Equity Compensation Plan, the stock options vest over a period of up to five years; (3) the term of the stock options granted under the Equity Compensation Plans may not exceed 10 years; and (4) no additional grants may be made under these Equity Compensation Plans.

Additional information as of December 31, 2006, regarding the Equity Compensation Plans that the company did not request to be approved by stockholders is provided in the following table.

			Number of Shares
			Reserved for
	Original	Shares Previously	Issuance	Weighted-	Shares
	Number of	Issued Pursuant to	Upon the Exercise of	Average	Available
	Shares	Stock Option	Outstanding Stock	Exercise	for Future
Plan or Agreement Name	Issuable(#)	Exercises(#)	Options(#)	Price($)	Grants(#)

1998 Stock Option Plan	520,000	98,048	167,476	$13.47	*
December 9, 1998 Stock Option Plan	700,000	469,664	138,534	$9.75	*
1999 Stock Option Plan	600,000	50,428	90,278	$14.50	*

*	The Board of Directors terminated authority to make future grants under these plans on May 15, 2003.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information included or to be included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement for its 2007 Meeting of Stockholders is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information included or to be included under the caption “Principal Accounting Fees and Services” in the Company’s definitive proxy statement for its 2007 Meeting of Stockholders is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1. Financial Statements.  The following financial statements are filed as a part of this report.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc., and Ulysses Sub, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2007.
3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Company, dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.4	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit
Number	Description

4.6	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.7	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.8	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.9	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.10	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.11	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.12	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.13	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.14	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.15	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.16	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.17	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.18	Fourth Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 7 1/2 % Senior Notes due 2013, dated as of March 31, 2006, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2006.
4.19	Form of Note for the 7 1/2 % Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2006.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit
Number	Description

10.3	Credit Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.4	Guarantee and Collateral Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A. as Collateral Agent, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.5	First Amendment and Consent, dated as of June 27, 2006 with respect to the Hanover Compressor Company and Hanover Compression Limited Partnership Credit Agreement dated November 21, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.6	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.7	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.8	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.9	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.10	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.11	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.12	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.15	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.16	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.

Exhibit
Number	Description

10.17	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.18	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.19	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.20	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.21	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.22	Amendment No. 2, dated as of July 8, 2005 to Purchase Agreement by and among the Company, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. and Schlumberger Oilfield Holdings Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.
10.23	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.24	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.††
10.25	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.26	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.27	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32092) on Form S-8 filed with the SEC on March 10, 2000.††
10.28	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.29	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.30	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.31	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††

Exhibit
Number	Description

10.32	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.33	Hanover Compressor Company 2006 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 24, 2006.††
10.34	First Amendment to be effective February 3, 2007 to the Hanover Compressor Company 2006 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2007. ††
10.35	Hanover Compressor Company 2006 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006. ††
10.36	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.37	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.38	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.39	Gary M. Wilson letter dated July 29, 2005 relating to employment benefits. †† *
10.40	Gary M. Wilson letter dated October 10, 2006 relating to employment benefits. †† *
10.41	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††
10.42	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.††
10.43	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.44	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. ††
10.45	Letter to Brian Matusek regarding employment terms, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2005. ††
10.46	Employment Letter with Norrie Mckay effective as of May 16, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.††
10.47	Form of Change of Control Agreement dated July 29, 2005 between the Company and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2005.††
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct (the “Code of Ethics”), incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit
Number	Description

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

††	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER COMPRESSOR COMPANY

By:	/s/ JOHN E. JACKSON
John E. Jackson
President and Chief Executive Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. JACKSON John E. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ LEE E. BECKELMAN Lee E. Beckelman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ ANITA H. COLGLAZIER Anita H. Colglazier	Vice President and Controller (Principal Accounting Officer)	February 28, 2007

/s/ I. JON BRUMLEY I. Jon Brumley	Director	February 28, 2007

/s/ TED COLLINS, JR. Ted Collins, Jr.	Director	February 28, 2007

/s/ MARGARET K. DORMAN Margaret K. Dorman	Director	February 28, 2007

/s/ ROBERT R. FURGASON Robert R. Furgason	Director	February 28, 2007

/s/ VICTOR E. GRIJALVA Victor E. Grijalva	Director	February 28, 2007

/s/ GORDON T. HALL Gordon T. Hall	Director	February 28, 2007

/s/ PETER H. KAMIN Peter H. Kamin	Director	February 28, 2007

/s/ WILLIAM C. PATE William C. Pate	Director	February 28, 2007

/s/ STEPHEN M. PAZUK Stephen M. Pazuk	Director	February 28, 2007

/s/ L. ALI SHEIKH L. Ali Sheikh	Director	February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hanover Compressor Company:

We have completed integrated audits of Hanover Compressor Company and its subsidiaries’ (the “Company”) consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hanover Compressor Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the financial statements, the Company changed its method of accounting for share-based payments in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas
February 14, 2007

HANOVER COMPRESSOR COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except par value and share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$73,286	$48,233
Accounts receivable, net of allowance of $4,938 and $4,751	283,073	243,672
Inventory, net	308,093	251,069
Costs and estimated earnings in excess of billings on uncompleted contracts	109,732	99,166
Current deferred income taxes	20,129	13,842
Other current assets	86,350	48,403

Total current assets	880,663	704,385
Property, plant and equipment, net	1,863,452	1,823,100
Goodwill, net	181,098	184,364
Intangible and other assets	55,702	60,406
Investments in non-consolidated affiliates	89,974	90,741

Total assets	$3,070,889	$2,862,996

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$4,433	$4,080
Current maturities of long-term debt	455	1,309
Accounts payable, trade	136,908	92,980
Accrued liabilities	147,320	129,683
Advance billings	170,859	89,513
Billings on uncompleted contracts in excess of costs and estimated earnings	94,123	35,126

Total current liabilities	554,098	352,691
Long-term debt	1,365,043	1,473,559
Other liabilities	48,953	38,976
Deferred income taxes	76,522	76,115

Total liabilities	2,044,616	1,941,341

Commitments and contingencies (Note 19)
Minority interest	11,991	11,873
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 103,825,732 and 102,392,918 shares issued, respectively	104	102
Additional paid-in capital	1,104,730	1,097,766
Deferred employee compensation — restricted stock grants	—	(13,249)
Accumulated other comprehensive income	12,983	15,214
Accumulated deficit	(99,565)	(186,088)
Treasury stock — 449,763 and 366,091 common shares, at cost, respectively	(3,970)	(3,963)

Total common stockholders’ equity	1,014,282	909,782

Total liabilities and common stockholders’ equity	$3,070,889	$2,862,996

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues and other income:
U.S. rentals	$384,292	$351,128	$341,570
International rentals	263,228	232,587	214,598
Parts, service and used equipment	224,810	225,636	180,321
Compressor and accessory fabrication	303,205	179,954	158,629
Production and processing equipment fabrication	429,697	360,267	270,284
Equity in income of non-consolidated affiliates	19,430	21,466	19,780
Gain on sale of business and other income	46,001	4,551	3,413

	1,670,663	1,375,589	1,188,595

Expenses:
U.S. rentals	152,605	139,465	144,580
International rentals	96,631	76,512	63,953
Parts, service and used equipment	183,965	169,168	135,929
Compressor and accessory fabrication	249,910	156,414	144,832
Production and processing equipment fabrication	366,590	325,924	242,251
Selling, general and administrative	204,247	182,198	173,066
Depreciation and amortization	181,416	182,681	175,308
Interest expense	118,006	136,927	146,978
Foreign currency translation	(4,317)	7,890	(5,222)
Securities related litigation settlement	—	—	(4,163)
Other	1,204	526	407
Debt extinguishment costs	5,902	7,318	—

	1,556,159	1,385,023	1,217,919

Income (loss) from continuing operations before income taxes	114,504	(9,434)	(29,324)
Provision for income taxes	28,782	27,714	24,767

Income (loss) from continuing operations	85,722	(37,148)	(54,091)
Income (loss) from discontinued operations, net of tax	368	(756)	6,314
Gain (loss) from sales of discontinued operations, net of tax	63	(113)	3,771

Income (loss) before cumulative effect of accounting changes	86,153	(38,017)	(44,006)
Cumulative effect of accounting changes, net of tax	370	—	—

Net income (loss)	$86,523	$(38,017)	$(44,006)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.85	$(0.41)	$(0.64)
Income (loss) from discontinued operations, net of tax	0.01	(0.01)	0.12
Cumulative effect of accounting changes, net of tax	—	—	—

Net income (loss)	$0.86	$(0.42)	$(0.52)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.80	$(0.41)	$(0.64)
Income (loss) from discontinued operations, net of tax	0.01	(0.01)	0.12
Cumulative effect of accounting changes, net of tax	—	—	—

Net income (loss)	$0.81	$(0.42)	$(0.52)

Weighted average common and equivalent shares outstanding:
Basic	101,178	91,556	84,792

Diluted	112,035	91,556	84,792

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net income (loss)	$86,523	$(38,017)	$(44,006)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	—	608	8,638
Foreign currency translation adjustment	(2,231)	(2,912)	(347)

Comprehensive income (loss)	$84,292	$(40,321)	$(35,715)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$86,523	$(38,017)	$(44,006)
Adjustments:
Depreciation and amortization	181,416	182,681	175,308
(Income) loss from discontinued operations, net of tax	(431)	869	(10,085)
Cumulative effect of accounting changes, net of tax	(370)	—	—
Bad debt expense	2,465	1,955	2,658
Gain on sale of property, plant and equipment	(11,798)	(13,183)	(6,076)
Equity in income of non-consolidated affiliates, net of dividends received	(1,831)	(2,783)	(10,112)
Loss on derivative instruments	—	416	1,886
(Gain) loss on remeasurement of intercompany balances	(2,061)	12,155	(5,456)
Securities related litigation settlement, in excess of cash paid	—	—	(6,326)
Net realized gain on trading securities	(4,873)	—	—
Zero coupon subordinated notes accreted interest paid by refinancing	(86,084)	—	—
Gain on sale of non-consolidated affiliates	—	—	(300)
Gain on sale of business	(28,476)	(367)	—
Stock compensation expense	9,773	5,676	2,599
Pay-in-kind interest on zero coupon subordinated notes	6,282	23,336	20,966
Sales of trading securities	23,344	—	—
Purchases of trading securities	(18,471)	—	—
Deferred income taxes	140	19,304	11,627
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(31,539)	(45,061)	(4,021)
Inventory	(59,944)	(73,936)	(21,966)
Costs and estimated earnings versus billings on uncompleted contracts	51,298	(21,117)	(5,733)
Prepaid and other current assets	(35,058)	(15,840)	(561)
Accounts payable and other liabilities	51,268	41,037	(3,806)
Advance billings	81,885	47,549	16,130
Other	(3,923)	(1,804)	10,996

Net cash provided by continuing operations	209,535	122,870	123,722
Net cash provided by (used in) discontinued operations	(446)	(383)	8,115

Net cash provided by operating activities	209,089	122,487	131,837

Cash flows from investing activities:
Capital expenditures	(246,583)	(155,146)	(90,496)
Proceeds from sale of property, plant and equipment	26,290	51,101	24,265
Proceeds from the sale of business	52,125	2,724	—
Proceeds from sale of non-consolidated affiliates	—	—	4,663
Cash used for business acquisitions, net	—	(3,426)	—
Cash used to acquire investments in and advances to non-consolidated affiliates	—	(500)	(250)

Net cash used in continuing operations	(168,168)	(105,247)	(61,818)
Net cash provided by discontinued operations	—	1,220	72,947

Net cash provided by (used in) investing activities	(168,168)	(104,027)	11,129

Cash flows from financing activities:
Borrowings on revolving credit facilities	196,500	152,000	52,200
Repayments on revolving credit facilities	(224,500)	(111,000)	(72,200)
Proceeds from issuance of senior notes	150,000	—	—
Payments for debt issue costs	(3,832)	(2,592)	(253)
Proceeds from warrant conversions and stock options exercised	5,675	4,990	9,549
Issuance of senior notes, net	—	—	194,125
Proceeds from equity offering, net of issuance costs	—	179,100	—
Repayment of zero coupon subordinated notes principal	(150,000)	—	—
Stock-based compensation excess tax benefit	1,516	—	—

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Payments of 2000A compression equipment lease obligations	—	—	(200,000)
Payments of 2000B compression equipment lease obligations	—	(57,589)	(115,000)
Payments of 2001A compression equipment lease obligations	—	(172,177)	—
Borrowings of other debt	7,673	2,180	—
Repayments of other debt	(1,166)	(1,802)	(30,771)

Net cash used in continuing operations	(18,134)	(6,890)	(162,350)
Net cash used in discontinued operations	—	—	—

Net cash used in financing activities	(18,134)	(6,890)	(162,350)

Effect of exchange rate changes on cash and equivalents	2,266	(1,413)	841

Net increase (decrease) in cash and cash equivalents	25,053	10,157	(18,543)
Cash and cash equivalents at beginning of year	48,233	38,076	56,619

Cash and cash equivalents at end of year	$73,286	$48,233	$38,076

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$196,745	$118,787	$125,047

Income taxes paid, net	$20,722	$18,471	$15,830

Supplemental disclosure of non-cash transactions:
Assets sold in exchange for note receivable	—	$1,600	$1,314

Conversion of deferred stock option liability	$35	$282	$334

Conversion of debt to common stock	$1,447	—	—

Common stock issued for securities settlement	—	—	$29,800

Acquisitions of businesses:
Property, plant and equipment acquired	—	$359	—

Other assets acquired, net of cash acquired	—	$286	—

Goodwill	—	$2,781	—

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

				Accumulated			Deferred	Retained
			Additional	Other			Compensation-	Earnings/
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Restricted	(Accumulated
	Shares	Amount	Capital	Income (loss)	Shares	Amount	Stock Grants	Deficit)
	(In thousands, except share data)

Balance at December 31, 2003	82,649,629	$83	$856,020	$9,227	(252,815)	$(2,325)	$(5,452)	$(104,065)
Exercise of stock options	1,140,073	1	9,882	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(347)	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	8,638	—	—	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	1,364,268	1	17,308	—	(408,995)	(4,982)	(9,728)	—
Issuance of common stock for shareholder litigation	2,500,000	3	29,797	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(44,006)

Balance at December 31, 2004	87,653,970	$88	$913,007	$17,518	(661,810)	$(7,307)	$(15,180)	$(148,071)
Exercise of stock options	1,564,363	1	5,271	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(2,912)	—	—	—	—
Change in fair value of derivative financial instrument, net of tax	—	—	—	608	—	—	—	—
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	20,200	—	401	—	295,719	3,344	1,931	—
Equity offering, net of issuance costs	13,154,385	13	179,087	—	—	—	—
Net loss	—	—	—	—	—	—	—	(38,017)

Balance at December 31, 2005	102,392,918	$102	$1,097,766	$15,214	(366,091)	$(3,963)	$(13,249)	$(186,088)
Exercise of stock options	538,775	1	5,709	—	—	—	—	—
Stock options expense	—	—	1,734	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(2,231)	—	—	—	—
Issuance of restricted stock grants, net of forfeitures and cancellations	813,072	1	8,046	—	(83,672)	(7)	—	—
Convertible debentures converted to common stock	80,967	—	1,447	—	—	—	—	—
Cumulative effect of in accounting change related to FASB 123(R) adoption	—	—	(370)	—	—	—	—	—
Income tax benefit from stock compensation expense	—	—	3,647	—	—	—	—	—
Reversal of deferred compensation due to adoption of FASB 123(R)	—	—	(13,249)	—	—	—	13,249	—
Net income	—	—	—	—	—	—	—	86,523

Balance at December 31, 2006	103,825,732	$104	$1,104,730	$12,983	(449,763)	$(3,970)	$—	$(99,565)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

1.	The Company, Business and Significant Accounting Policies

Hanover Compressor Company, together with its subsidiaries (“we”, “us”, “our”, “Hanover”, or “the Company”), is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas production, processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities and construction of evaporators and brine heaters for desalination plants and tank farms, primarily for use in Europe and the Middle East.

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

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

Compressor, production and processing equipment fabrication revenue are recognized using the percentage-of-completion method. We estimate percentage-of-completion for compressor and accessory fabrication and production equipment fabrication on a direct labor hour to total labor hour basis. Processing equipment fabrication percentage-of-completion is estimated using the direct labor hour to total labor hour and the cost to total cost basis. The average duration of these projects is typically between three and thirty-six months.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. We believe that the credit risk in temporary cash investments that we have with financial institutions is minimal. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our rental contracts. Trade accounts receivable is recorded net of estimated doubtful accounts of approximately $4.9 million and $4.8 million at December 31, 2006 and 2005, respectively.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2006, 2005, and 2004, our bad debt expense was $2.5 million, $2.0 million and $2.7 million, respectively.

Inventory

Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method.

Trading Securities

Beginning in 2006, we purchased short-term debt securities denominated in U.S. dollars and exchanged them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These debt securities are classified as trading securities because we hold them for a short period of time and have frequent buying and selling. Our net gain in 2006 from sales of trading securities was $4.9 million. No trading securities were held as of December 31, 2006.

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

Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When rental equipment is sold, retired or otherwise disposed of, the cost, net of accumulated depreciation, is recorded in parts, service and used equipment expenses. Sales proceeds are recorded in parts, service and used equipment revenues. Interest is capitalized in connection with equipment and facilities meeting specific thresholds that are constructed for Hanover’s use in our rental operations until such equipment is complete. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

Goodwill and Other Intangibles

Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Identifiable intangibles are amortized over the assets’ estimated useful lives.

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share (in thousands):

	Years Ended December 31,
	2006	2005	2004

Weighted average common shares outstanding — used in basic income (loss) per common share	101,178	91,556	84,792
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	1,274	**	**
On exercise of warrants	—	**	**
On conversion of convertible junior subordinated notes due 2029	**	**	**
On conversion of convertible senior notes due 2008	**	**	**
On conversion of convertible senior notes due 2014	9,583	**	**

Weighted average common shares and dilutive potential common shares — used in dilutive income (loss) per common share	112,035	91,556	84,792

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.

Net income for the diluted earnings per share calculation for the year ended December 31, 2006 is adjusted to add back interest expense and amortization of financing costs, net of tax, relating to the Company’s convertible senior notes due 2014 totaling $4.7 million.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	—	2,378	2,512
On exercise of options-exercise price greater than average market value at end of period	52	935	995
On exercise of warrants	—	2	4
On conversion of convertible junior subordinated notes due 2029	4,825	4,825	4,825
On conversion of convertible senior notes due 2008	4,370	4,370	4,370
On conversion of convertible senior notes due 2014	—	9,583	9,583

	9,247	22,093	22,289

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. In accordance with the modified prospective transition method, results for prior periods have not been restated. For the years ended December 31, 2006, 2005 and 2004, stock-based compensation expense of $9.8 million, $5.7 million and $2.6 million, respectively, was recognized and included in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2006, we recognized an income tax benefit that was recorded as an addition to additional paid in capital in our consolidated balance sheet of $3.6 million for share-based compensation arrangements. There was no income tax benefit recognized for share-based compensation arrangements for the years ended December 31, 2005 and 2004.

On January 1, 2006, we recorded the cumulative effect of a change in accounting related to our adoption of SFAS 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.

Prior to the adoption of SFAS 123(R), we recorded deferred compensation in equity when restricted stock was granted. Due to the adoption of SFAS 123(R) on January 1, 2006, we reclassified $13.2 million from deferred compensation to additional paid-in-capital.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were $1.5 million of excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2006 that would have been classified as an operating cash inflow prior to our adoption of SFAS 123(R).

Our adoption of SFAS 123(R) on January 1, 2006 eliminated the pro forma requirements disclosure for periods following our adoption. For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option valuation model and amortized to expense over the options’ vesting periods. Had we used the fair value based accounting method for stock-based compensation expense described by SFAS 123(R) for the years ended December 31, 2005 and 2004, our diluted net loss per common and equivalent share for the years ended December 31, 2005 and 2004 would have been as set forth in the table below ($ in thousands, except per share data).

	Years Ended December 31,
	2005	2004

Net loss, before stock-based compensation for employees	$(38,017)	$(44,006)
Add back: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	5,676	2,599
Deduct: Stock-based employee compensation expense for employees determined under the fair value method, net of tax	(8,098)	(4,817)

Net loss, after effect of stock-based compensation for employees	$(40,439)	$(46,224)

Net loss per share:
Basic, as reported for prior periods	$(0.42)	$(0.52)
Basic after effect of stock-based compensation for employees	$(0.44)	$(0.55)
Diluted as reported for prior periods	$(0.42)	$(0.52)
Diluted after effect of stock-based compensation for employees	$(0.44)	$(0.55)

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Accumulated other comprehensive income (loss) for the Company has historically consisted of foreign currency translation adjustments and changes in the fair value of derivative financial instruments, net of tax. Our accumulated other comprehensive income (loss) as of December 31, 2006 and 2005 is solely comprised of foreign currency translation adjustments.

Financial Instruments

Our financial instruments include cash, receivables, payables, and debt. Except for debt as described in Note 11, the estimated fair value of such financial instruments at December 31, 2006 and 2005 approximate their carrying value as reflected in our consolidated balance sheet. The fair value of our debt has been estimated based on year-end quoted market prices.

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

We utilize derivative financial instruments from time to time to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuation on a portion of our leasing obligations. We do not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

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

3.	Dispositions

In February 2006, we sold our U.S. amine treating rental assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million and recorded a pre-tax gain of $28.4 million that is included in gain on sale of business and other income in our consolidated statement of operations. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Our U.S. amine treating rental assets had revenues of approximately $7.6 million in 2005. Because Hanover leased back from Crosstex one of the facilities sold in this transaction, approximately $3.3 million of additional gain was deferred into future periods. We also entered into a three-year strategic alliance with Crosstex.

During the first quarter of 2006, Hanover’s Board of Directors approved management’s plan to dispose of the assets used in our fabrication facility in Canada, which was part of our Production and Processing Fabrication-Surface Equipment segment. These assets were sold in May 2006 as part of management’s plan to improve overall operating efficiency in this line of business. The Canadian assets were sold for approximately $10.1 million and we recorded a pre-tax gain of approximately $8.0 million as a result of the transaction in gain on sale of business and other income in our consolidated statement of operations. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the year ended December 31, 2005, we sold certain other assets held for sale, including a fabrication facility that was closed as part of the consolidation of our fabrication operations in 2003. We received proceeds of $6.5 million from these sales that resulted in a $0.2 million loss and is reflected in gain on sale of business and other income.

4.	Inventory

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2006	2005

Parts and supplies	$135,632	$135,310
Work in progress	162,096	105,405
Finished goods	10,365	10,354

	$308,093	$251,069

During the years ended December 31, 2006, 2005 and 2004 we recorded approximately $2.3 million, $0.1 million and $1.1 million, respectively, in inventory write-downs and reserves for inventory which was either obsolete, excess or carried at a price above market value. As of December 31, 2006 and 2005, we had inventory reserves of $11.9 million and $11.8 million, respectively.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Compressor and Production and Processing Equipment Fabrication Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2006	2005

Costs incurred on uncompleted contracts	$558,607	$372,675
Estimated earnings	85,938	42,976

	644,545	415,651
Less — billings to date	(628,936)	(351,611)

	$15,609	$64,040

Presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2006	2005

Costs and estimated earnings in excess of billings on uncompleted contracts	$109,732	$99,166
Billings on uncompleted contracts in excess of costs and estimated earnings	(94,123)	(35,126)

	$15,609	$64,040

6.	Property, plant and equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Compression equipment, facilities and other rental assets	$2,587,377	$2,441,119
Land and buildings	107,444	87,604
Transportation and shop equipment	89,673	77,507
Other	58,788	53,824

	2,843,282	2,660,054
Accumulated depreciation	(979,830)	(836,954)

	$1,863,452	$1,823,100

Depreciation expense was $175.1 million, $171.5 million and $162.0 million in 2006, 2005 and 2004, respectively. Assets under construction of $109.8 million and $88.5 million are included in compression equipment, facilities and other rental assets at December 31, 2006, and 2005, respectively. We capitalized $1.8 million, $0.4 million and $0.3 million of interest related to construction in process during 2006, 2005, and 2004, respectively.

During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using proceeds from the August 2005 public offering of our common stock. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility. During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004 and December 2003, we exercised our purchase options under the 2000A and 1999 compression equipment operating leases (See Note 11). As of December 31, 2006, the remaining compression assets owned by the entities that lease equipment to us but, pursuant to our adoption of FIN 46 are included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $340.2 million, including improvements made to these assets after the sale leaseback transactions.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible and Other Assets

Intangible and other assets consisted of the following (in thousands):

	December 31,
	2006	2005

Deferred debt issuance and leasing transactions costs	$26,553	$28,331
Notes and other receivables	9,714	13,284
Intangibles	5,524	4,682
Deferred taxes	7,085	7,999
Other	6,826	6,110

	$55,702	$60,406

Notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business.

Intangible assets and debt issuance transactions costs consisted of the following:

	As of December 31, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Deferred debt issuance transaction costs	$58,037	$(31,484)	$54,205	$(25,874)
Marketing related (3-20 yr life)	2,256	(524)	2,063	(324)
Customer related (20 yr life)	3,022	(621)	2,724	(423)
Technology based (5 yr life)	1,259	(497)	868	(355)
Contract based (17 yr life)	1,326	(697)	650	(521)

	$65,900	$(33,823)	$60,510	$(27,497)

Amortization of intangible and deferred debt issuance transaction costs totaled $6.3 million, $11.2 million and $13.3 million in 2006, 2005 and 2004, respectively. Estimated future intangible amortization expense is (in thousands):

2007	$6,799
2008	5,547
2009	4,642
2010	4,266
2011	2,505
Thereafter	8,318

$32,077

8.	Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by Hanover but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the Consolidated Statements of Operations as Equity in income of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities. Our equity method investments totaled approximately $90.0 million and $90.7 million at December 31, 2006 and 2005, respectively.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our ownership interest and location of each equity method investee at December 31, 2006 is as follows:

	Ownership
	Interest	Location	Type of Business

PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
Simco/Harwat Consortium	35.5%	Venezuela	Water Injection Plant

Summarized balance sheet information for investees accounted for by the equity method follows (on a 100% basis, in thousands):

	December 31,
	2006	2005

Current assets	$135,845	$137,936
Non-current assets	463,661	495,071
Current liabilities, excluding debt	77,618	37,403
Debt payable	256,648	301,384
Other non-current liabilities	59,515	51,752
Owners’ equity	205,725	242,468

Summarized earnings information for these entities for the years ended December 31, 2006, 2005 and 2004 follows (on a 100% basis, in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues	$199,029	$198,906	$191,804
Operating income	86,421	100,441	93,871
Net income	20,003	54,473	45,275

PIGAP II, El Furrial and Simco/Harwat Consortium were acquired in connection with the Production Operators Corporation (“POC”) acquisition completed in August 2001. During 2006, 2005 and 2004, we received approximately $17.6 million, $18.7 million and $9.8 million in dividends from these joint ventures. At December 31, 2006, 2005 and 2004 we had cumulatively recognized approximately $32.9 million, $31.0 million and $28.0 million, respectively, of earnings in excess of distributions from these joint ventures.

Due to the significance of PIGAP II and El Furrial to our results of operations for the year ended December 31, 2005, their financial statements for the year ended December 31, 2006 are required by Rule 3-09 of Regulation S-X and will be filed as an amendment to this Form 10-K by June 29, 2007.

In connection with our investment in El Furrial and Simco/Harwat Consortium, we guaranteed our portion of the debt in the joint venture related to these projects. At December 31, 2006 and 2005 we have guaranteed approximately $31.7 million and $39.5 million, respectively, of the debt which is on the books of these joint ventures. These amounts are not recorded on Hanover’s books.

In December 2004, we sold our ownership interest in CES for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. In the normal course of business, we previously engaged in purchase and sale transactions with Collicutt Energy Services Ltd. During the year ended December 31, 2004, we had sales to this related party of $0.0 million and purchases of $6.1 million.

On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement Services Company, L.P. to EMS Pipeline Services, L.L.C. for $4.9 million, of which $0.2 million was put in escrow subject to the outcome of post closing working capital adjustments

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other matters that have resulted in the $0.2 million being returned to the purchaser. We had no obligation to the purchaser with respect to any post-closing adjustment in excess of the escrowed amount. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in gain on sale of business and other income.

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

There were no impairments in 2006, 2005 or 2004 related to our annual impairment test.

The table below presents the change in the net carrying amount of goodwill for the years ended December 31, 2006 and 2005 (in thousands):

			Purchase
			Adjustment
	December 31,	Acquisitions/	and Other	December 31,
	2005	Dispositions(1)	Adjustments	2006

U.S. rentals	$100,209	$(3,138)	$—	$97,071
International rentals	37,654	—	—	37,654
Parts, service and used equipment	32,110	(128)	—	31,982
Compressor and accessory fabrication	14,391	—	—	14,391

Total	$184,364	$(3,266)	$	$181,098

			Purchase
			Adjustment
	December 31,	Acquisitions/	and Other	December 31,
	2004	Dispositions(2)	Adjustments(3)	2005

U.S. rentals	$100,456	$—	$(247)	$100,209
International rentals	35,085	2,781	(212)	37,654
Parts, service and used equipment	33,076	(562)	(404)	32,110
Compressor and accessory fabrication	14,573	—	(182)	14,391

Total	$183,190	$2,219	$(1,045)	$184,364

(1)	Reductions to goodwill for the sale of a pipeline business in Argentina and our U.S. amine rental treating assets in 2006.

(2)	Additions to goodwill for our international rentals segment in 2005 relates to our acquisition of PTS.

(3)	Relates primarily to purchase price adjustments for taxes related to acquisitions.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	December 31,
	2006	2005

Accrued salaries, bonuses and other employee benefits	$51,299	$36,823
Accrued income and other taxes	36,188	26,868
Current portion of interest rate swaps	2,276	1,849
Accrued interest	22,744	19,838
Accrued other	34,813	44,305

	$147,320	$129,683

11.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2006	2005

Bank credit facility due November 2010	$20,000	$48,000
4.75% convertible senior notes due 2008*	192,000	192,000
4.75% convertible senior notes due 2014*	143,750	143,750
8.625% senior notes due 2010**	200,000	200,000
7.5% senior notes due 2013**	150,000	—
9.0% senior notes due 2014**	200,000	200,000
2001A compression equipment lease notes, interest at 8.5%, due September 2008	133,000	133,000
2001B compression equipment lease notes, interest at 8.75%, due September 2011	250,000	250,000
Zero coupon subordinated notes, interest at 11%*	—	229,803
7.25% convertible junior subordinated notes due 2029*	84,803	86,250
Fair value adjustment — fixed to floating interest rate swaps	(8,732)	(9,686)
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	677	1,751

	1,365,498	1,474,868
Less — current maturities	(455)	(1,309)

Long-term debt	$1,365,043	$1,473,559

*	Securities issued by Hanover (parent company)

**	Securities issued by Hanover (parent company) and guaranteed by HCLP.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2006 are (in thousands):

December 31,
2006

2007	$455
2008	325,045
2009	49
2010	211,322
2011	250,058
Thereafter	578,569

$1,365,498

Bank Credit Facility

In November 2005, we entered into a $450 million bank credit facility having a maturity date of November 21, 2010. Our prior $350 million bank credit facility that was scheduled to mature in December 2006 was terminated upon closing of the new facility. The new facility also provides for an incremental term loan facility of up to $300 million. The incremental term loan was not syndicated with the credit facility. The new agreement prohibits us (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in our common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, our capital stock. Borrowings under the new facility are secured by substantially all of our unencumbered personal property and real property assets. In addition, all of the capital stock of U.S. subsidiaries and 66% of the capital stock of the first tier international subsidiaries has been pledged to secure the obligations under the new credit facility. Up to $75 million of the credit facility can be borrowed in loans denominated in euros. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

Our bank credit facility provides for a $450 million revolving credit in which U.S. dollar-denominated advances bear interest at our option, at (1) the greater of the Administrative Agent’s prime rate or the federal funds effective rate plus an applicable margin (“ABR”), or (2) the eurodollar rate (“LIBOR”), in each case plus an applicable margin ranging from 0.375% to 1.5%, with respect to ABR loans, and 1.375% to 2.5%, with respect to LIBOR loans, in each case depending on our consolidated leverage ratio. Euro-denominated advances bear interest at the eurocurrency rate, plus an applicable margin ranging from 1.375% to 2.5%, depending on our consolidated leverage ratio. A commitment fee ranging from 0.375% to 0.5%, depending on our consolidated leverage ratio, times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility.

As of December 31, 2006, we had $20.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facilities bore interest at a weighted average rate of 6.9% and 6.1% at December 31, 2006 and 2005, respectively. As of December 31, 2006, we also had approximately $207.3 million in letters of credit outstanding under our new bank credit facility. Our new bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (1) $50 million in unsecured indebtedness, (2) $100 million of indebtedness of international subsidiaries and (3) $35 million of secured purchase money indebtedness. Additional borrowings of up to $222.7 million were available under that facility as of December 31, 2006.

As of December 31, 2006, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.

While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 permit us at a minimum, (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility (which is $50 million less than the full capacity under that facility), plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2006, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow us to incur a certain amount of additional indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.

7.5% Senior Notes due 2013

In March 2006, we completed a public offering of $150 million aggregate principal amount of 7.5% Senior Notes due 2013 (the “2013 Senior Notes”). We used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem our 11% Zero Coupon Subordinated Notes due March 31, 2007. The offering and sale of the 2013 Senior Notes were made pursuant to an automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. We may redeem up to 35% of the 2013 Senior Notes using the proceeds of certain equity offerings completed before April 15, 2009 at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 2013 Senior Notes at any time on or after April 15, 2010 at certain redemption prices together with accrued interest, if any, to the date of redemption.

The 7.5% Senior Notes due 2013 are our general unsecured senior obligations and rank equally in right of payment with all of our other senior debt. The 7.5% Senior Notes due 2013 are effectively subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the 7.5% Senior Notes due 2013. The 7.5% Senior Notes due 2013 are guaranteed on a senior subordinated basis by HCLP. The 7.5% Senior Notes due 2013 rank equally in right of payment with our 8.625% Senior Notes due 2010 and 9.0% Senior Notes due 2014 and the guarantee of the 7.5% Senior Notes due 2013 by HCLP ranks equally in right of payment with the guarantee of the 8.625% Senior Notes due 2010 and 9.0% Senior Notes due 2014 by HCLP. The indenture under which the 7.5% Senior Notes due 2013 were issued contains various financial covenants which limit, among other things, our ability to incur additional indebtedness or sell assets. The fair value of the 7.5% Senior Notes due 2013 is approximately $151.1 million at December 31, 2006.

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

The 2014 Senior Notes are our general unsecured senior obligations and rank equally in right of payment with all of our other senior debt. The 2014 Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the senior notes. The 2014 Senior Notes are guaranteed on a senior subordinated basis by HCLP. The 2014 Senior Notes rank equally in right of payment with the 2013 Senior Notes and the 2010 Senior Notes and the guarantee of the 2014 Senior Notes by HCLP ranks equally in right of payment with the guarantee of the 2013 Senior Notes and the 2010 Senior Notes by HCLP. The indenture under which the 2014 Senior Notes were issued contains various financial covenants which limit, among other things, our ability to incur additional indebtedness or sell assets. The fair value of the 2014 Senior Notes is approximately $215.3 million at December 31, 2006.

8.625% Senior Notes due 2010

In December 2003, we issued $200 million aggregate principal amount of 8.625% Senior Notes due December 15, 2010 (the “2010 Senior Notes”). The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $194.0 million and $6.0 million, respectively, under our 1999A compression equipment lease that was to expire in June 2004. We had the right to redeem up to 35% of the 2010 Senior Notes using the proceeds of certain equity offerings completed before December 15, 2006 at a redemption price of 108.625% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 2010 Senior Notes at any time on or after December 15, 2007 at certain redemption prices together with accrued interest, if any, to the date of redemption.

The 2010 Senior Notes are our general unsecured senior obligations and rank equally in right of payment with all of our other senior debt. The 2010 Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the 2010 Senior Notes. The 2010 Senior Notes are guaranteed on a senior subordinated basis by HCLP. The 2010 Senior Notes rank equally in right of payment with the 2013 Senior Notes and the 2014 Senior Notes, and the guarantee of the 2010 Senior Notes by HCLP ranks equally in right of payment with the guarantee of the 2013 Senior Notes and the 2014 Senior Notes by HCLP. The indenture under which the 2010 Senior Notes were issued contains various financial covenants which limit, among other things, our ability to incur additional indebtedness or sell assets. The fair value of the 2010 Senior Notes is approximately $209.0 million at December 31, 2006.

4.75% Convertible Senior Notes due 2014

In December 2003 we issued $143.75 million aggregate principal amount of 4.75% Convertible Senior Notes due January 15, 2014. The convertible senior notes are convertible by holders into shares of our common stock at an initial conversion rate of 66.6667 shares of common stock per $1,000 principal amount of convertible senior notes (subject to adjustment for anti-dilution in certain events), which is equal to an initial conversion price of $15.00 per share, at any time prior to their stated maturity or redemption or repurchase by us.

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

The convertible senior notes are our general unsecured obligations and rank equally in right of payment with all of our other senior debt, although they are not guaranteed by HCLP. The convertible senior notes are effectively subordinated to all existing and future liabilities of our subsidiaries. The fair value of the 2014 convertible senior notes is approximately $206.9 million at December 31, 2006.

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

The convertible senior notes are our general unsecured obligations and rank equally in right of payment with all of our other senior debt, although they are not guaranteed by HCLP. The convertible senior notes are effectively subordinated to all existing and future liabilities of our subsidiaries. The fair value of the 2008 convertible senior notes is approximately $186.2 million at December 31, 2006.

Zero Coupon Subordinated Notes due March 31, 2007

On May 14, 2003, we entered into an agreement with Schlumberger to terminate our right to put our interest in the PIGAP II joint venture to Schlumberger. We had previously given notice of our intent to exercise the PIGAP put in January 2003. We also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from Hanover in August 2001 as part of the purchase price for the acquisition of POC’s natural gas compression business, ownership interest in certain joint venture projects in Latin America, and related assets. As a result, we retained our interest in PIGAP. As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. We restructured the $150 million subordinated note as our Zero Coupon Subordinated Notes due March 31, 2007, which notes were issued to Schlumberger in such transaction and were sold by Schlumberger in a registered public offering in December 2003. Original issue discount accreted under the zero coupon notes at a rate of 11.0% per annum for their remaining life, up to a total principal amount of approximately $263 million payable at maturity.

In March 2006, we redeemed the zero coupon notes using proceeds from our 7.5% senior notes due 2013 and borrowings under our bank credit facility. In connection with the redemption, we expensed $5.9 million related to the call premium. We paid approximately $242 million to redeem our 11% Zero Coupon Subordinated Notes, including the call premium.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.25% Convertible Junior Subordinated Notes due 2029

In December 1999, we issued $86.3 million of unsecured 7.25% Convertible Preferred Securities (“TIDES Preferred Securities”) through our subsidiary, Hanover Compressor Capital Trust (the “Trust”), a Delaware business trust. Under a guarantee agreement, we guaranteed on a subordinated basis any payments required to be made by Hanover Compressor Capital Trust to the extent the Trust does not have funds available to make the payments.

The TIDES Preferred Securities are convertible at the option of the holder into 2.7972 shares of our common stock, subject to adjustment for anti-dilution in certain events, have a liquidation amount of $50 per security and mature in 2029, but we may redeem them, in whole or in part, at any time. We are required to pay annual cash distributions at the rate of 7.25%, payable quarterly in arrears. However, such payments may be deferred for up to 20 consecutive quarters subject to certain restrictions. We recorded approximately $6.3 million in interest expense, during 2006, 2005 and 2004, for distributions related to convertible preferred securities. During any periods in which payments are deferred, in general, we cannot pay any dividend or distribution on our capital stock or redeem, purchase, acquire or make any liquidation on any of our capital stock. The fair value of the TIDES Preferred Securities is approximately $95.8 million at December 31, 2006.

In December 2006 and February 2007, we announced irrevocable calls for redemption in the first quarter of 2007 of a portion of our 7.25% Convertible Junior Subordinated Notes due 2029 (“Jr. TIDES Notes”). All of the Jr. TIDES Notes are owned by the Trust. The Trust is required to use these proceeds to redeem a portion of its TIDES Preferred Securities and its 7.25% Convertible Common Securities (“TIDES Common Securities”). Hanover owns all of the TIDES Common Securities. Of the $49 million of TIDES Preferred Securities called in the aggregate, $1.4 million was converted in December 2006 into 0.1 million shares of our common stock and the remainder has been or will be converted or redeemed in the first quarter of 2007.

Prior to December 31, 2003, the TIDES Preferred Securities were reported on our balance sheet as “Mandatorily Redeemable Convertible Preferred Securities”. Because we only have a limited ability to make decisions about its activities and we are not the primary beneficiary of Hanover Compressor Capital Trust, Hanover Compressor Capital Trust is a variable interest entity (“VIE”) under FIN 46. As such, the TIDES Preferred Securities issued by Hanover Compressor Capital Trust are no longer reported on our balance sheet. Instead, we now report our Jr. TIDES Notes payable to Hanover Compressor Capital Trust as a debt. These intercompany notes had previously been eliminated in our consolidated financial statements.

2001 Sale Leaseback Transactions

In August 2001 and in connection with the POC acquisition, HCLP completed two sale leaseback transactions with two separate trusts involving certain compression equipment. Under the first transaction, HCLP received proceeds of $309.3 million from Hanover Equipment Trust 2001A (the “Trust 2001A”) from the sale of compression equipment. Simultaneously, the Trust 2001A issued notes in the principal amount of $300 million. The notes are secured by an assignment of the lease and a security interest in the equipment. The agreements under which the notes were issued contain various financial covenants which require, among other things, that we meet our specified quarterly financial ratios and restricts, among other things, our ability to incur additional indebtedness or sell assets. The notes, which bear interest at 8.5% paid semiannually, mature on September 1, 2008. The fair value of the Trust 2001A debt obligations currently outstanding is approximately $134.3 million at December 31, 2006.

Under the second sale leaseback transaction, HCLP received additional proceeds of $257.8 million from Hanover Equipment Trust 2001B (the “Trust 2001B”) from the sale of compression equipment. Simultaneously, the Trust 2001B issued notes in the principal amount of $250 million. The notes are secured by an assignment of the lease and a security interest in the equipment. The notes, which bear interest at 8.75% paid

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

semiannually, mature on September 1, 2011. The fair value of the Trust 2001B debt obligations is approximately $260.0 million at December 31, 2006.

The Trust 2001A and Trust 2001B compression equipment leases and the related guarantees are HCLP’s senior subordinated obligations, and those obligations rank junior in right of payment to all of HCLP’s senior debt. The lease obligations rank equally in right of payment with the guarantee by HCLP of our 2010 Senior Notes, our 2013 Senior Notes and our 2014 Senior Notes. Certain of the lease obligations will be guaranteed by Hanover only upon the occurrence of certain events of default, and, if it comes into effect, this conditional guarantee will also be made on a senior subordinated basis. The remaining lease obligations under the Trust 2001A and Trust 2001B compression equipment leases are fully and unconditionally guaranteed by Hanover on a senior subordinated basis.

As of December 31, 2006, HCLP had residual value guarantees in the amount of approximately $277.9 million under the agreements associated with our two sale leaseback transactions that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of HCLP’s purchase options.

We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. We generally substitute equipment when one of our lease customers exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purpose entities becomes obsolete or is selected by us for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to, among other restrictions, a percentage of the termination value under each lease. The termination value is equal to (1) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (2) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity or to the holders of the notes issued by the special purpose entity or their agents. In the following table, termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by our compression equipment operating leases. The aggregate amount of replacement equipment substituted (in dollars and percentage of termination value), the termination value and the substitution percentage limitation relating to each of our compression equipment operating leases as of December 31, 2006 are as follows:

				Substitution
				Limitation as
	Value of	Percentage of		Percentage of
	Substituted	Termination	Termination	Termination	Lease
Lease	Equipment	Value(1)	Value(1)	Value	Termination Date
	(Dollars in millions)

2001A compression equipment lease	$20.2	14.7%	$137.1	25%	September 2008
2001B compression equipment lease	54.0	21.0%	257.7	25%	September 2011

Total	$74.2		$394.8

(1)	Termination value assumes all accrued rents paid before termination.

During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using proceeds from the August 2005 public offering of our common stock. In connection with the redemption and repayment, we

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed $7.3 million related to the call premium and $2.5 million related to unamortized debt issuance costs. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs and the $2.5 million related to unamortized debt issuance costs have been classified as depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

During 2004, we paid off $115.0 million in indebtedness and minority interest obligations under our 2000B equipment lease notes. During February 2005, we repaid our 2000B compressor equipment lease obligations using our bank credit facility and therefore classified our 2000B equipment lease notes as long-term debt.

12.	Leasing Transactions and Accounting Change for FIN 46

As of December 31, 2006, we are the lessee in two transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.

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

During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004, we exercised our purchase options under the 2000A compression equipment operating leases. As of December 31, 2006, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $340.2 million, including improvements made to these assets after the sale leaseback transactions.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes as of December 31, 2006 the residual value guarantee, lease termination date and minority interest obligations for equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
Lease	Guarantee	Termination Date	Obligation

August 2001	$102,853	September 2008	$4,123
August 2001	175,000	September 2011	7,750

	$277,853		$11,873

The lease facilities contain certain financial covenants and limitations which restrict us with respect to, among other things, indebtedness, liens, leases and sale of assets. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting in is equal to or greater than the value of the equipment that is being substituted out. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to under each lease.

The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2006, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

13.	Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

U.S.	$60,230	$(33,146)	$(69,475)
International	54,274	23,712	40,151

	$114,504	$(9,434)	$(29,324)

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current tax provision (benefit):
Federal	$468	$—	$168
State	1	8	(27)
International	26,657	8,402	12,999

Total current	27,126	8,410	13,140

Deferred tax provision (benefit):
Federal	(9,135)	273	(4,380)
State	(1,158)	1,477	1,959
International	11,949	17,554	14,048

Total deferred	1,656	19,304	11,627

Total provision for income taxes	$28,782	$27,714	$24,767

The provision for income taxes for 2006, 2005 and 2004 resulted in effective tax rates on continuing operations of 25.1%, (293.8)%, and (84.5)%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Federal income tax at statutory rate	$40,076	$(3,302)	$(10,263)
State income taxes, net of federal benefit	(752)	965	1,256
International effective rate/ U.S. rate differential (including international valuation allowances)	10,643	12,819	8,195
Resolution of certain tax positions	10	(4,254)	(2,783)
U.S. impact of international operations, net of federal benefit	13,480	13,201	14,877
U.S. valuation allowances	(36,217)	7,596	10,880
Other, net	1,542	689	2,605

	$28,782	$27,714	$24,767

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating losses carryforward	$303,243	$322,906
Inventory	5,105	5,983
Alternative minimum tax credit carryforward	5,834	5,345
Accrued liabilities	8,597	5,253
Intangibles	4,140	7,727
Capital loss carryforward	3,126	11,611
Other	18,605	19,885

Gross deferred tax assets	348,650	378,710
Valuation allowance	(46,996)	(75,420)

	301,654	303,290

Deferred tax liabilities:
Property, plant and equipment	(351,769)	(355,111)
Other	(4,338)	(4,901)

Gross deferred tax liabilities	(356,107)	(360,012)

	$(54,453)	$(56,722)

Presented in the accompanying financial statements as follows (in thousands):

	Year Ended
	December 31,
	2006	2005

Current deferred income tax assets	$20,129	$13,842
Intangibles and other asset	7,085	7,999
Accrued liabilities	(5,145)	(2,448)
Deferred income tax liabilities	(76,522)	(76,115)

Net deferred tax liabilities	$(54,453)	$(56,722)

We had a U.S. net operating loss carryforward at December 31, 2006 of approximately $776.2 million which is subject to expiration from 2020 through 2025. At December 2006, we had a capital loss carryforward of approximately $8.9 million that will expire in future years through 2010. In addition we had an alternative minimum tax credit carryforward of approximately $5.8 million that does not expire. At December 31, 2006, we had approximately $90.2 million of net operating loss carryforwards in certain international jurisdictions, of which approximately $16.5 million have no expiration date, $47.3 million are subject to expiration from 2007 to 2011; and the remainder expires in future years through 2016.

The valuation allowance decreased by $28.4 million primarily due to a $36.2 million reduction due to the utilization of U.S. net operating and capital losses that previously had valuation allowances. This reduction was partially offset by valuation allowances primarily recorded against our net operating loss carryforwards in certain international jurisdictions. Due to our income from the results of U.S. operations in 2006 and our current expectations for income in 2007 and future years and in consideration of the timing of the reversal of deductions taken for tax in advance of book (“temporary differences”), during the fourth quarter of 2006 we reached the conclusion that it is more likely than not that our net deferred tax assets in the U.S. would be

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized and reversed a $10.2 million valuation allowance that had been recorded in prior years. Previously, because of cumulative tax losses in the U.S., we were not able to reach the “more likely than not” criteria of SFAS 109 and had recorded a valuation allowance on our net U.S. deferred tax assets.

The remaining valuation allowance is to provide for $14.1 million in tax assets in the U.S. and $32.9 million in tax assets in international locations that are not likely to be realized. Upon the utilization of 2004 and 2005 net operating loss carryforwards in the U.S., approximately $6.3 million tax effect will be recorded to equity primarily related to stock options and restricted stock.

Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the remaining deferred tax asset, not subject to valuation allowance, will be realized through future taxable income on reversal of temporary differences.

We plan to reinvest the undistributed earnings of our international subsidiaries of approximately $268 million. Accordingly, U.S. deferred taxes have not been provided on these earnings. Calculating the tax effect of distributing these amounts is not practicable at this time.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), the annual utilization of our net operating loss carryforward may be limited if there is a 50 percentage point change in ownership of Hanover within a three-year period by certain stockholders owning 5% or more of our stock. We do not believe that a 50 percentage point change in ownership has occurred during the three year period ended December 31, 2006. It is possible that subsequent transactions involving our capital stock could result in such a limitation.

14.	Accounting for Derivatives

We use derivative financial instruments from time to time to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt and leasing obligations. Our primary objective is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of our debt portfolio. We do not use derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not reflected in our consolidated statements of operations until the corresponding hedged transaction is settled. The ineffective portion is reported in earnings immediately.

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2006 (dollars in thousands):

				Fair Value of
		Fixed Rate		Swap at
		to be	Notional	December 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2006

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,495)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,237)

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, a total of approximately $2.3 million in accrued liabilities, $6.4 million in long-term liabilities and an $8.7 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2006 we estimated that the effective rate for the six-month period ending in June 2007 would be approximately 9.8%.

During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
		Fixed Rate	Notional	December 31,
Lease	Maturity Date	to be Paid	Amount	2006

March 2000	March 11, 2005	5.2550%	$100,000	$—
August 2000	March 11, 2005	5.2725%	$100,000	$—

These two swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the years ended December 31, 2006, 2005 and 2004, we recorded other comprehensive income of approximately $0.0 million, $0.6 million and $9.2 million, respectively, related to these swaps ($0.0 million, $0.6 million and $9.2 million, respectively, net of tax).

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	Stock Options and Stock-Based Compensation

Incentive Plans

Hanover has employee stock incentive plans that provide for the granting of restricted stock and options to purchase common shares. During the second quarter of 2006, stockholders approved the Hanover Compressor Company 2006 Stock Incentive Plan (the “Plan”). Upon adoption of the new Plan, our Board of Directors determined to terminate the authority to make future grants under all previously existing equity compensation plans. At December 31, 2006, approximately 4.9 million shares were available for grant in future periods under the Plan. The stock incentive plans provide for various long-term incentive awards, which include stock options, performance shares and restricted stock awards.

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of stock option activity for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data and years):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Shares	Price per Share	Life (in Years)	Intrinsic Value

Outstanding at December 31, 2003	5,932	$9.07
Granted(1)	77	$11.47
Exercised	(1,140)	$8.38
Forfeited	(625)	$13.19

Outstanding at December 31, 2004	4,244	$8.67
Granted(1)	478	$11.98
Exercised	(1,562)	$3.19
Forfeited	(139)	$14.44

Outstanding at December 31, 2005	3,021	$11.77
Granted	—	$—
Exercised	(539)	$10.53
Forfeited	(121)	$12.39

Outstanding at December 31, 2006	2,361	$12.01	4.7	$16,442

Exercisable at December 31, 2006	1,971	$12.05	4.0	$13,687

(1)	Option price equal to fair market value on date of grant.

The following table summarizes significant ranges of stock options outstanding and exercisable as of December 31, 2006 (in thousands, except per share data and years):

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (in Years)	Price	Shares	Price

$7.51-10.00	842	2.0	$9.76	840	$9.76
$10.01-12.50	901	6.9	11.74	519	11.69
$12.51-15.00	491	5.0	14.44	485	14.46
$15.01-17.50	75	5.2	17.25	75	17.25
$17.51-20.00	21	5.1	18.95	21	18.95
$25.00	31	4.8	25.00	31	25.00

	2,361			1,971

The weighted-average fair value of options at date of grant was $5.08, and $5.56 per option during 2005 and 2004, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The fair value

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2006	2005	2004

Expected life	—	7 years	7.5 years
Interest rate	—	4.0%	4.2%
Volatility	—	32.0%	38.0%
Dividend yield	—	0%	0%

See Note 1 for stock based compensation pro forma impact on net income for periods before our adoption of SFAS 123(R).

A summary of the status of the Company’s unvested stock options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Unvested stock options:
Unvested at December 31, 2005	914	$5.31
Granted	—	$—
Vested	(456)	$5.47
Forfeited	(68)	$5.23

Unvested at December 31, 2006	390	$5.10

As of December 31, 2006, there was approximately $1.4 million of unrecognized compensation cost related to unvested options. Such cost is expected to be recognized over a weighted-average period of 1.3 years. Total compensation expense for stock options was $1.7 million for the year ended December 31, 2006 and zero for the years ended December 31, 2005 and 2004. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.2 million, $13.9 million and $4.0 million, respectively.

Restricted Stock Awards

For grants of restricted stock and stock-settled restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of the restricted stock at the date of grant. The weighted-average fair value of restricted stock awards granted during the years ended December 31, 2006, 2005 and 2004 was $16.31, $11.96 and $11.59, respectively.

For restricted stock and stock-settled restricted stock units that vest based on performance, we record an estimate of the compensation expense to be expensed over the vesting period related to these grants. The compensation expense recognized in our statements of operations is adjusted for changes in our estimate of the number of performance stock that will vest. After the adoption of SFAS 123(R), performance stock awards are expensed based on the original grant date value of the awards. During the year ended December 31, 2006, 0.3 million shares (at target) of performance stock awards were granted. Based on the Company’s performance, the ultimate amount of shares that will vest can range from 0% to 200% of target. No performance stock awards were granted during the year ended December 31, 2005.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s time vested and performance vested restricted stock awards (including stock settled restricted stock units) as of December 31, 2006 and changes during the year ended December 31, 2006 are presented below (shares in thousands):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Unvested restricted stock awards:
Unvested at December 31, 2005	1,280	$11.80
Granted	911	$16.31
Vested	(383)	$12.08
Forfeited	(137)	$11.85
Change in expected vesting of performance awards	82	$11.39

Unvested at December 31, 2006	1,753	$14.06

As of December 31, 2006, there was approximately $19.5 million of total unrecognized compensation cost related to unvested restricted stock awards (including performance shares). Such cost is expected to be recognized over a weighted-average period of 1.8 years. Total compensation expense for restricted stock awards was $8.1 million $5.7 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of restricted stock awards vested in the years ended December 31, 2006, 2005 and 2004 were $4.6 million, $3.7 million and $1.6 million, respectively.

17.	Benefit Plans

Our 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. We recorded matching contributions of $3.4 million, $2.9 million, and $2.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Hanover made purchases of equipment and services of approximately $0.5 million from Schlumberger during both the years ended December 31, 2005 and 2004.

In connection with the POC Acquisition, Hanover issued a $150.0 million subordinated acquisition note to Schlumberger, which was scheduled to mature on December 15, 2005. The terms of this note were renegotiated in May, 2003 and subsequently redeemed in March 2006. (See Note 11.)

Other Related Party Transactions

In connection with the restatements announced by Hanover in 2002, certain present and former officers and directors were named as defendants in putative stockholder class actions, stockholder derivative actions and were involved with the investigation that was conducted by the Staff of the SEC. Pursuant to the indemnification provisions of our certificate of incorporation and bylaws, we paid legal fees on behalf of certain employees, officers and directors involved in these proceedings. In connection with these proceedings, we advanced, on behalf of indemnified officers and directors $0.1 million during 2004.

Ted Collins, Jr., a Director of the Company, owns 100% of Azalea Partners, which owns approximately 15% of ETG. In 2006, 2005 and 2004, we recorded sales of approximately $46.9 million, $25.5 million and $7.7 million, respectively, related to equipment leases and sales to ETG. As of December 31, 2006 and 2005, we had receivable balances due from ETG of $4.5 million and $1.1 million, respectively. In addition, Hanover and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership each party is responsible for its obligations as a co-owner. In addition, Hanover is the designated manager of the facility. As manager, Hanover received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.7 million, $0.5 million, and $0.8 million during 2006, 2005 and 2004, respectively.

Mr. Collins is a passive investor in ETG through his ownership of Azalea Partners; he does not serve as an officer, director, or employee of ETG. While Mr. Collins’ relationship with ETG and the Company does not expressly exclude him from being an independent director under the rules of the New York Stock Exchange and the Securities and Exchange Commission, on July 7, 2005, the Governance Committee of the Board of Directors reevaluated Mr. Collins’ independence in light of recent transactions entered into between the Company and ETG to broadly consider whether such additional transactions might be considered a material relationship between Mr. Collins and the Company. The Governance Committee considered the recent increased commercial activity between the Company and ETG, and the potential impact of these transactions on ETG’s revenue. In reviewing the overall relationship, the Governance Committee determined that Mr. Collins should no longer be classified as an independent director. Mr. Collins was therefore removed from the Governance Committee. Such action was ratified by the Board of Directors on July 8, 2005, and was reported to the New York Stock Exchange as required.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jon Brumley, a Director of the Company, is the Chairman of the Board of Encore Acquisition Company (“Encore”). During the year ended December 31, 2006, Hanover recorded revenue from sales to Encore of approximately $3.5 million. As of December 31, 2006 we had receivables from Encore of approximately $0.2 million. Hanover recorded no revenue from sales to Encore for the years ended December 31, 2005 and 2004, respectively.

19.	Commitments and Contingencies

Cawthorne Channel Project

We are involved in a project called the Cawthorne Channel Project in Nigeria, a project in which Global Gas and Refining Ltd., a Nigerian entity (“Global”) has contracted with an affiliate of Royal Dutch Shell plc (“Shell”) to process gas from some of Shell’s Nigerian oil and gas fields. Pursuant to a contract between us and Global, we rent and operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway. We completed the building of the required barge-mounted facilities and our portion of the project was declared commercial by Global in November 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option, by Global, that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is primarily responsible for the overall project.

During 2006, violence and local unrest significantly increased in Nigeria. As a result of these events, Global declared Force Majeure with respect to the Cawthorne Channel Project in February of 2006. Global’s actions followed a declaration of Force Majeure by Shell under its contract with Global. We notified Global that pursuant to the contract we disputed their declaration of Force Majeure and that we believe local conditions did not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to us under our contract with Global. The Cawthorne Channel Project was brought back on-line in April 2006 and operated through early June 2006.

In early June and periodically throughout the remainder of 2006, the area experienced unrest and violence and gas delivery from Shell to the Cawthorne Channel Project was stopped in June 2006. The Cawthorne Channel Project did not receive any gas from Shell during the last six months of 2006 and Shell has not completed repairs on its gathering system. As a result, the Cawthorne Channel Project has not operated since early June 2006.

During the year ended December 31, 2006, we recognized $7.4 million of revenues related to the Cawthorne Channel Project and we have received approximately $2.6 million in payments during 2006. An additional $1.3 million was collected in January 2007. Even though we believe we are entitled to rents from Global, irrespective of whether Shell has declared Force Majeure, and have accordingly invoiced Global for rents, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project’s operations will restart and Global’s dependence on gas production by the Cawthorne Channel Project to pay its rents to us. Therefore, we billed but did not recognize revenue in the amount of $8.4 million related to the Cawthorne Channel Project during the last six months of 2006. Once the Cawthorne Channel Project goes back on-line, we will determine whether or not and how much revenue to recognize for the period it is on-line. Based on current long-term expectations of future run-time, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.

However, if Shell does not provide gas to the project or if Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we would be required to find an alternative use for the barge facility which could potentially result in an impairment and write-down of our investment and receivables related to this project and could have a material impact on our consolidated financial position or results of operation. Additionally, due to the environment in Nigeria,

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.

This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. At December 31, 2006, we had net assets of approximately $72 million related to projects in Nigeria, a majority of which is related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.

Commitments and Other Contingencies

Rent expense, excluding lease payments for the leasing transactions described in Note 12, for 2006, 2005 and 2004 was approximately $7.7 million, $6.3 million, and $6.9 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2006 are: 2007 — $3.5 million; 2008 — $1.8 million; 2009 — $0.6 million; 2010 — $0.4 million; 2011 — $0.1 million and $0.0 million thereafter.

Hanover has issued the following guarantees which are not recorded on our accompanying balance sheet (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
		December 31,
	Term	2006

Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium(1)	2009	$3,728
El Furrial(1)	2013	28,015
Other:
Performance guarantees through letters of credit(2)	2007-2010	207,332
Standby letters of credit	2007	13,759
Commercial letters of credit	2007	9,558
Bid bonds and performance bonds(2)	2007-2012	112,369

		$374,761

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate. (See Note 8.)

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 23, 2003, we entered into a Stipulation of Settlement, which settled all of the claims underlying the putative securities class action, the putative ERISA class action and the shareholder derivative actions described above. The terms of the settlement required us to: (1) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (2) issue 2.5 million shares of our common stock, and (3) issue a contingent note with a principal amount of $6.7 million. In April 2004, we issued the $6.7 million contingent note related to the securities settlement. The note was payable, together with accrued interest, on March 31, 2007 but was extinguished (with no money paid under it) during the third quarter of 2004 under the terms of the note since our common stock traded above the average price of $12.25 per share for 15 consecutive trading days. In addition, upon the occurrence of a change of control that involved us, if the change of control or shareholder approval of the change of control occurred before February 9, 2005, which was twelve months after final court approval of the settlement, we would have been obligated to contribute an additional $3 million to the settlement fund. As part of the settlement, we have also agreed to implement corporate governance enhancements, including allowing shareholders owning more than 1% but less than 10% of our outstanding common stock to participate in the process to appoint two independent directors to our board of directors (pursuant to which on February 4, 2004 we appointed Margaret K. Dorman and Stephen M. Pazuk to our board of directors) and certain enhancements to our code of conduct.

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

21.	New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $12.0 million in sale leaseback obligations that, as of December 31, 2006, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2006, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material effect on our consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) did not have a significant effect on our financial position or cash flows, but did impact our results of operations. See Note 16 for a discussion of the impact of the adoption of SFAS 123(R).

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Differences between the amounts recognized in balance sheet prior to adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings (accumulated deficit). We are currently evaluating the provisions of FIN 48 and currently believe the adoption will result in a reduction to stockholders’ equity of an amount between $1.5 million and $6.0 million.

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

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Industry Segments and Geographic Information

We manage our business segments primarily based upon the type of product or service provided. We have six principal industry segments: U.S. Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; Production and Processing Fabrication — Belleli; and Production and Processing Fabrication — Surface Equipment. The U.S. and International Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover-owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment. The Compressor and Accessory Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet standard or unique customer specifications. The Production and Processing Fabrication — Surface Equipment segment designs, fabricates and sells equipment used in the production, treating and processing of crude oil and natural gas. Production and Processing Fabrication — Belleli provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities and construction of evaporators and brine heaters for desalination plants and tank farms.

We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, provision for cost of litigation settlement, other expenses and income taxes. Revenues include sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.

No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present sales and other financial information by industry segment, a reconciliation of Hanover’s revenues and other income, and geographic data for the years ended December 31, 2006, 2005 and 2004.

				Compressor	Production and
			Parts, Service	and	Processing Fabrication		Reportable
		International	and Used	Accessory	Surface		Segments
	U.S. Rentals	Rentals	Equipment	Fabrication	Equipment	Belleli	Total	Other(1)	Consolidated
	(In thousands of dollars)

2006
Revenues from external customers	$384,292	$263,228	$224,810	$303,205	$174,770	$254,927	$1,605,232	$—	$1,605,232
Gross profit	231,687	166,597	40,845	53,295	35,252	27,855	555,531	—	555,531
Total assets	1,358,018	637,723	162,688	134,336	62,772	126,967	2,482,504	588,385	3,070,889
Capital expenditures	138,686	87,641	—	—	247	17,282	243,856	2,727	246,583
2005
Revenues from external customers	$351,128	$232,587	$225,636	$179,954	$181,574	$178,693	$1,349,572	$—	$1,349,572
Gross profit	211,663	156,075	56,468	23,540	23,581	10,762	482,089	—	482,089
Total assets	1,415,879	669,421	63,909	70,170	48,880	105,302	2,373,561	489,435	2,862,996
Capital expenditures	61,370	87,858	—	—	123	4,577	153,928	1,218	155,146
2004
Revenues from external customers	$341,570	$214,598	$180,321	$158,629	$132,684	$137,600	$1,165,402	$—	$1,165,402
Gross profit	196,990	150,645	44,392	13,797	14,588	13,445	433,857	—	433,857
Total assets	1,468,060	616,339	61,078	56,825	45,185	99,964	2,347,451	423,778	2,771,229
Capital expenditures	40,271	36,713	—	—	139	7,768	84,891	5,605	90,496

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Total revenue for reportable segments.	$1,605,232	$1,349,572	$1,165,402
Gain on sale of business and other income(2)	65,431	26,017	23,193

Total consolidated revenues and other income	$1,670,663	$1,375,589	$1,188,595

Geographic Data

	United States	International(3)	Consolidated
	(In thousands of dollars)

2006
Revenues from external customers	$888,290	$716,942	$1,605,232
Property, plant and equipment, net	$1,250,656	$612,796	$1,863,452
2005
Revenues from external customers	$713,563	$636,009	$1,349,572
Property, plant and equipment, net	$1,255,935	$567,165	$1,823,100
2004
Revenues from external customers	$618,792	$546,610	$1,165,402
Property, plant and equipment, net	$1,315,610	$560,738	$1,876,348

(1)	Includes investments in non-consolidated affiliates and other corporate related items.

(2)	Includes equity in income of non-consolidated affiliates and gain on sale of business and other income.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	International operations include approximately $113.2 million, $109.9 million and $121.2 million of revenues and $190.5 million, $192.9 million and $197.6 million of property, plant and equipment, net, for 2006, 2005 and 2004, respectively, related to operations in Venezuela.

23.	Impact of Hurricanes

Hurricanes Katrina and Rita caused operational disruptions, including the shutdown of our Gulf Coast facilities for a few days, that negatively impacted our financial performance in the third quarter of 2005. During the year ended December 31, 2005, we recorded $0.2 million in depreciation expense and $0.6 million of U.S. Rentals repair expense to record the insurance deductibles related to our estimate of the damage done to units impacted by Hurricanes Katrina and Rita.

We have notified our insurance underwriters of our potential losses and have begun filing our claim for damages caused by Hurricanes Katrina and Rita, and we have been working with an adjuster for both hurricanes. We are continuing to evaluate and document the damage caused by these two hurricanes. We have expensed our insurance deductibles and we do not believe the remaining impact from repair or replacement of the affected units will be material to our consolidated results of operations, cash flows or financial position.

24.	Subsequent Events

On February 5, 2007, we entered into an Agreement and Plan Merger (“Merger Agreement”) with Universal Compression Holdings, Inc., a Delaware corporation (“Universal”), Iliad Holdings, Inc., a Delaware corporation (“Iliad”), Hector Sub, Inc., a Delaware corporation (“Hanover Merger Sub”), and Ulysses Sub, Inc., a Delaware corporation (“Universal Merger Sub”). Iliad is a newly formed, wholly owned direct subsidiary of Universal, and Hanover Merger Sub and Universal Merger Sub are direct wholly owned subsidiaries of Iliad.

The Merger Agreement provides that Universal Merger Sub will merge with and into Universal (the “Universal Merger”) and Hanover Merger Sub will merge with and into us (the “Hanover Merger” and, together with the Universal Merger, the “Mergers”). As a result of the Mergers, the holders of Universal common stock will have the right to receive one share of Iliad common stock in exchange for each Universal share, and the holders of our common stock will have the right to receive 0.325 shares of Iliad common stock in exchange for each share of our common stock held by such holder. Universal and Hanover will continue as wholly owned subsidiaries of Iliad.

All outstanding equity awards at the effective time of the Mergers will be assumed by Iliad and converted into awards to receive shares of Iliad common stock. Each outstanding right or option to acquire one share of our common stock outstanding immediately prior to the Hanover Merger will be converted into an option to acquire 0.325 shares of Iliad common stock at an adjusted exercise price. Each outstanding right or option to acquire one share of Universal common stock outstanding immediately prior to the Universal Merger will be converted into an option to acquire one share of Iliad common stock at the same exercise price. Universal’s and our equity incentive plans will be assumed by Iliad.

Consummation of the Mergers is subject to customary conditions, including, among others, (1) approval of the stockholders of each of Hanover and Universal, (2) the receipt of required regulatory approvals, (3) the receipt of consents under the parties’ respective bank credit facilities and the arrangement of financings to provide sufficient funds to repay or repurchase any indebtedness required to be repaid upon consummation of the Mergers and (4) the absence of any material adverse effect with respect to Hanover’s and Universal’s business, as applicable.

The Merger Agreement contains certain termination rights for us and Universal. Upon termination of the Merger Agreement under certain specified circumstances, one party would be required to pay the other party a termination fee of up to $70 million.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the approval of the Merger Agreement, on February 3, 2007, our Board of Directors approved an amendment to our 2006 Stock Incentive Plan (the “Stock Incentive Plan Amendment”) to allow us to make awards under the 2006 Stock Incentive Plan after the Stock Incentive Plan Amendment that will not automatically accelerate vesting upon the consummation of the Mergers.

In December 2006 and February 2007, we announced irrevocable calls for redemption in the first quarter of 2007 of a portion of our 7.25% Convertible Junior Subordinated Notes due 2029. All of the Jr. TIDES Notes are owned by Hanover Compressor Capital Trust, a Delaware business trust and the Trust is required to use the proceeds to redeem its 7.25% Convertible Preferred Securities and its 7.25% Convertible Common Securities. Hanover owns all of the TIDES Common Securities. Of the $49 million of TIDES Preferred Securities called in the aggregate, $1.4 million was converted in December 2006 into 0.1 million shares of our common stock and the remainder has been or will be converted or redeemed in the first quarter of 2007.

25.	Guarantor Subsidiary

The Company’s obligations under its 8.625% Senior Notes due 2010, 9% Senior Notes due 2014 and 7.5% Senior Notes due 2013 are jointly and severally, fully and unconditionally guaranteed by HCLP. As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2006

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)

ASSETS
Total current assets	$—	$443,759	$444,561	$(7,657)	$880,663

Property, plant and equipment, net	—	1,027,123	836,329	—	1,863,452
Investments in non-consolidated affiliates	—	—	89,974	—	89,974
Investments in affiliates	1,227,369	216,536	1,227,369	(2,671,274)	—
Intercompany receivables	725,804	378,344	698,891	(1,803,039)	—
Other assets	53,649	220,921	12,038	(49,808)	236,800

Total Long-term Assets	2,006,822	1,842,924	2,864,601	(4,524,121)	2,190,226

Total Assets	$2,006,822	$2,286,683	$3,309,162	$(4,531,778)	$3,070,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$10,719	$270,413	$280,769	$(7,803)	$554,098
Long-term debt	981,821	20,222	383,000	(20,000)	1,365,043
Intercompany payables	—	666,250	1,116,789	(1,783,039)	—
Other long-term liabilities	—	102,429	72,708	(49,662)	125,475

Total liabilities	992,540	1,059,314	1,853,266	(1,860,504)	2,044,616

Minority interest	—	—	11,991	—	11,991
Stockholders’ equity	1,014,282	1,227,369	1,443,905	(2,671,274)	1,014,282

Total Liabilities and Stockholders’ Equity	$2,006,822	$2,286,683	$3,309,162	$(4,531,778)	$3,070,889

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2005

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)

ASSETS
Total current assets	$—	$351,617	$366,843	$(14,075)	$704,385

Property, plant and equipment, net	—	1,011,550	811,550	—	1,823,100
Investments in non-consolidated affiliates	—	—	90,741	—	90,741
Investments in affiliates	1,173,864	277,103	1,173,864	(2,624,831)	—
Intercompany receivables	832,512	372,603	773,553	(1,978,668)	—
Other assets	9,264	174,629	64,865	(3,988)	244,770

Total Long-term Assets	2,015,640	1,835,885	2,914,573	(4,607,487)	2,158,611

Total Assets	$2,015,640	$2,187,502	$3,281,416	$(4,621,562)	$2,862,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$15,741	$168,882	$180,888	$(12,820)	$352,691
Long-term debt	1,090,117	48,442	383,000	(48,000)	1,473,559
Intercompany payables	—	736,745	1,193,923	(1,930,668)	—
Other long-term liabilities	—	59,569	60,765	(5,243)	115,091

Total liabilities	1,105,858	1,013,638	1,818,576	(1,996,731)	1,941,341

Minority interest	—	—	11,873	—	11,873
Stockholders’ equity	909,782	1,173,864	1,450,967	(2,624,831)	909,782

Total Liabilities and Stockholders’ Equity	$2,015,640	$2,187,502	$3,281,416	$(4,621,562)	$2,862,996

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2006

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Revenues	$—	$1,053,020	$552,212	$—	$1,605,232
Equity in income of non-consolidating affiliates	—	—	19,430	—	19,430
Gain on sale of business and other income	—	31,012	14,989	—	46,001

Revenues and other income	—	1,084,032	586,631	—	1,670,663
Costs and expenses	932	889,917	544,515	—	1,435,364
Other (income) expense:
Interest expense, net	75,510	7,290	35,206	—	118,006
Debt extinguishment costs	—	5,902	—	—	5,902
Intercompany charges, net	(59,981)	109,032	(49,051)	—	—
Equity in (income) loss of affiliates	(69,426)	(32,895)	(69,426)	171,747	—
Other, net	—	(168)	(2,945)	—	(3,113)

Income (loss) from continuing operations before income taxes	52,965	104,954	128,332	(171,747)	114,504
Provision for (benefit from) income taxes	(33,558)	35,745	26,595	—	28,782

Income (loss) from continuing operations	86,523	69,209	101,737	(171,747)	85,722
Income (loss) from discontinued operations	—	(153)	584	—	431
Cumulative effect of accounting change	—	370	—	—	370

Net income (loss)	$86,523	$69,426	$102,321	$(171,747)	$86,523

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2005

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Revenues	$—	$850,299	$499,273	$—	$1,349,572
Equity in income of non-consolidating affiliates	—	—	21,466	—	21,466
Gain on sale of business and other income	—	1,651	2,900	—	4,551

Revenues and other income	—	851,950	523,639	—	1,375,589
Costs and expenses	932	742,805	488,625	—	1,232,362
Other (income) expense:
Interest expense, net	81,689	9,529	45,709	—	136,927
Debt extinguishment costs	—	7,318	—	—	7,318
Intercompany charges, net	(66,156)	127,182	(61,026)	—	—
Equity in (income) loss of affiliates	25,005	(18,063)	25,005	(31,947)	—
Other, net	—	205	8,211	—	8,416

Income (loss) from continuing operations before income taxes	(41,470)	(17,026)	17,115	31,947	(9,434)
Provision for (benefit from) income taxes	(3,453)	8,316	22,851	—	27,714

Income (loss) from continuing operations	(38,017)	(25,342)	(5,736)	31,947	(37,148)
Income (loss) from discontinued operations	—	337	(1,206)	—	(869)

Net income (loss)	$(38,017)	$(25,005)	$(6,942)	$31,947	$(38,017)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Revenues	$—	$753,038	$412,364	$—	$1,165,402
Equity in income of non-consolidating affiliates	—	(666)	20,446	—	19,780
Gain on sale of business and other income	—	2,165	1,248	—	3,413

Revenues and other income	—	754,537	434,058	—	1,188,595
Costs and expenses	932	688,535	390,452	—	1,079,919
Other (income) expense:
Interest expense, net	69,168	27,687	50,123	—	146,978
Intercompany charges, net	(53,195)	102,031	(48,836)	—	—
Equity in (income) loss of affiliates	35,413	(25,802)	35,413	(45,024)	—
Other, net	(4,163)	(530)	(4,285)	—	(8,978)

Income (loss) from continuing operations before income taxes	(48,155)	(37,384)	11,191	45,024	(29,324)
Provision for (benefit from) income taxes	(4,149)	(1,486)	30,402	—	24,767

Income (loss) from continuing operations	(44,006)	(35,898)	(19,211)	45,024	(54,091)
Income from discontinued operations	—	485	9,600	—	10,085

Net income (loss)	$(44,006)	$(35,413)	$(9,611)	$45,024	$(44,006)

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(15,409)	$111,632	$113,312	$—	$209,535
Net cash used in discontinued operations	—	(446)	—	—	(446)

Net cash provided by (used in) operating activities	(15,409)	111,186	113,312	—	209,089

Cash flows from investing activities:
Capital expenditures	—	(130,656)	(115,927)	—	(246,583)
Proceeds from sale of property, plant and equipment	—	15,160	11,130	—	26,290
Proceeds from sale of business	—	51,500	625	—	52,125

Net cash used in investing activities	—	(63,996)	(104,172)	—	(168,168)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facilities, net	—	(28,000)	—	—	(28,000)
Proceeds from the issuance of senior notes	150,000	—	—	—	150,000
Payments for debt issue costs	—	(3,832)	—	—	(3,832)
Proceeds from warrant conversions and stock options exercised	5,675	—	—	—	5,675
Repayment of zero coupon subordinated notes principal	(150,000)	—	—	—	(150,000)
Stock-based compensation excess tax benefit	—	1,516	—	—	1,516
Capital contribution (distribution), net	9,734	(9,734)	—	—	—
Borrowings (repayments) between subsidiaries, net	—	(11,557)	11,557	—	—
Borrowings (repayments) on other debt, net	—	7,046	(539)	—	6,507

Net cash provided by (used in) financing activities	15,409	(44,561)	11,018	—	(18,134)

Effect of exchange rate changes on in cash and cash equivalents	—	—	2,266	—	2,266
Net increase in cash and cash equivalents	—	2,629	22,424	—	25,053
Cash and cash equivalents at beginning of year	—	10,724	37,509	—	48,233

Cash and cash equivalents at end of year	$—	$13,353	$59,933	$—	$73,286

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(15,643)	$144,908	$(6,395)	$—	$122,870
Net cash used in discontinued operations	—	(383)	—	—	(383)

Net cash provided by (used in) operating activities	(15,643)	144,525	(6,395)	—	122,487

Cash flows from investing activities:
Capital expenditures	—	(229,390)	(97,933)	172,177	(155,146)
Proceeds from sale of property, plant and equipment	—	44,070	179,208	(172,177)	51,101
Proceeds from sale of business	—	2,724	—	—	2,724
Cash used for business acquisitions, net	—	—	(3,426)	—	(3,426)
Cash used to acquire investments in and advances to non-consolidated affiliates	—	—	(500)	—	(500)

Net cash provided by (used in) continuing operations	—	(182,596)	77,349	—	(105,247)
Net cash provided by discontinued operations	—	1,220	—	—	1,220

Net cash provided by (used in) investing activities	—	(181,376)	77,349	—	(104,027)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facilities, net	—	41,000	—	—	41,000
Borrowings (repayments) between subsidiaries, net	—	(163,908)	163,908	—	—
Payments for debt issue costs	—	(2,592)	—	—	(2,592)
Proceeds from warrant conversions and stock options exercised	4,990	—	—	—	4,990
Capital contribution (distribution), net	(168,447)	168,447	—	—	—
Proceeds from equity offering, net of issuance costs	179,100	—	—	—	179,100
Payments on compression equipment lease obligations	—	—	(229,766)	—	(229,766)
Borrowings (repayments) on other debt, net	—	1,404	(1,026)	—	378

Net cash provided by (used in) financing activities	15,643	44,351	(66,884)	—	(6,890)

Effect of exchange rate changes on in cash and cash equivalents	—	—	(1,413)	—	(1,413)
Net increase in cash and cash equivalents	—	7,500	2,657	—	10,157
Cash and cash equivalents at beginning of year	—	3,224	34,852	—	38,076

Cash and cash equivalents at end of year	$—	$10,724	$37,509	$—	$48,233

HANOVER COMPRESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(18,090)	$100,308	$41,504	$—	$123,722
Net cash provided by discontinued operations	—	8,115	—	—	8,115

Net cash provided by (used in) operating activities	(18,090)	108,423	41,504	—	131,837

Cash flows from investing activities:
Capital expenditures	—	(33,216)	(57,280)	—	(90,496)
Proceeds from sale of property, plant and equipment	—	19,093	5,172	—	24,265
Proceeds from sale of non-consolidated affiliates	—	4,663	—	—	4,663
Cash used to acquire investments in and advances to non-consolidated affiliates	—	(250)	—	—	(250)

Net cash used in continuing operations	—	(9,710)	(52,108)	—	(61,818)
Net cash provided by discontinued operations	—	13,314	59,633	—	72,947

Net cash provided by investing activities	—	3,604	7,525	—	11,129

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facilities, net	—	(20,000)	—	—	(20,000)
Borrowings (repayments) between subsidiaries, net	—	15,938	(15,938)	—	—
Payments for debt issue costs	—	(253)	—	—	(253)
Proceeds from warrant conversions and stock options exercised	9,549	—	—	—	9,549
Issuance of senior notes, net	194,125	—	—	—	194,125
Capital contribution (distribution), net	(185,584)	185,584	—	—	—
Payments on compression equipment lease obligations	—	(315,000)	—	—	(315,000)
Repayments on other debt	—	(3,358)	(27,413)	—	(30,771)

Net cash provided by (used in) financing activities	18,090	(137,089)	(43,351)	—	(162,350)

Effect of exchange rate changes on in cash and cash equivalents	—	—	841	—	841
Net increase (decrease) in cash and cash equivalents	—	(25,062)	6,519	—	(18,543)
Cash and cash equivalents at beginning of year	—	28,286	28,333	—	56,619

Cash and cash equivalents at end of year	$—	$3,224	$34,852	$—	$38,076

HANOVER COMPRESSOR COMPANY

SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

The table below sets forth selected unaudited quarterly financial information for 2006 and 2005:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2006(1):
Revenues from external customers	$336,730	$390,111	$415,804	$462,587
Gross profit	120,589	136,945	140,779	157,218
Income before cumulative effect of accounting changes	22,049	21,704	12,279	30,121
Net income	22,419	21,704	12,279	30,121
Income per common share and income per common share before cumulative effect of accounting changes:
Basic	$0.22	$0.21	$0.12	$0.30
Diluted	$0.22	$0.21	$0.12	$0.28
2005(2):
Revenues from external customers	$296,601	$339,132	$362,048	$351,791
Gross profit	111,221	123,773	123,832	123,263
Net loss	(12,464)	(6,416)	(14,938)	(4,199)
Loss per common share:
Basic	$(0.15)	$(0.07)	$(0.16)	$(0.04)
Diluted	$(0.15)	$(0.07)	$(0.16)	$(0.04)

(1)	In the first quarter of 2006, we recorded a $5.9 million charge for debt extinguishment costs and a $28.4 million pre-tax gain on the sale of our U.S. amine treating business. In the second quarter of 2006, we recorded an $8.0 million pre-tax gain on the sale of our fabrication facilities in Canada. In the fourth quarter of 2006, we recorded a benefit for the reversal of $10.2 million of the valuation allowance on our net deferred tax assets in the U.S.

(2)	During the third quarter of 2005, we recorded a $7.3 million charge for debt extinguishment costs and a $2.5 million write-off of deferred financing costs.

SCHEDULE II

HANOVER COMPRESSOR COMPANY
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period
	(In thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2006	$4,751	$2,465	$2,278	(1)	$4,938
2005	7,573	1,955	4,777	(1)	4,751
2004	5,460	2,658	545	(1)	7,573
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2006	$11,797	$2,293	$2,178	(2)	$11,912
2005	11,699	148	50	(2)	11,797
2004	12,729	1,062	2,092	(2)	11,699
Allowance for deferred tax assets not expected to be realized
2006	$75,420	$13,061	$41,485	(3)	$46,996
2005	65,441	13,015	3,036	(3)	75,420
2004	55,015	23,429	13,003	(3)	65,441
Allowance for employee loans
2004	$6,021	$—	$6,021		$—

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Reflects utilization of tax assets that previously had a valuation allowance.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc., and Ulysses Sub, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2007.
3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Company, dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.4	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.6	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.7	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.8	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.9	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.10	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.11	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.12	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.

Exhibit
Number	Description

4.13	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.14	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.15	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.16	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.17	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.18	Fourth Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 7 1/2 % Senior Notes due 2013, dated as of March 31, 2006, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2006.
4.19	Form of Note for the 7 1/2 % Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2006.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Credit Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.4	Guarantee and Collateral Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A. as Collateral Agent, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.5	First Amendment and Consent, dated as of June 27, 2006 with respect to the Hanover Compressor Company and Hanover Compression Limited Partnership Credit Agreement dated November 21, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.6	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.7	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.8	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.9	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

10.10	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.11	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.12	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.15	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.16	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
10.17	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.18	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.19	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.20	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.21	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.22	Amendment No. 2, dated as of July 8, 2005 to Purchase Agreement by and among the Company, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. and Schlumberger Oilfield Holdings Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.
10.23	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.24	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.††

Exhibit
Number	Description

10.25	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.26	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.27	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32092) on Form S-8 filed with the SEC on March 10, 2000.††
10.28	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.29	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.30	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.31	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††
10.32	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.33	Hanover Compressor Company 2006 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 24, 2006.††
10.34	First Amendment to be effective February 3, 2007 to the Hanover Compressor Company 2006 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2007. ††
10.35	Hanover Compressor Company 2006 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006. ††
10.36	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.37	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.38	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.39	Gary M. Wilson letter dated July 29, 2005 relating to employment benefits. †† *
10.40	Gary M. Wilson letter dated October 10, 2006 relating to employment benefits. †† *
10.41	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††
10.42	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.††
10.43	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.44	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.††
10.45	Letter to Brian Matusek regarding employment terms, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2005. ††
10.46	Employment Letter with Norrie Mckay effective as of May 16, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.††

Exhibit
Number	Description

10.47	Form of Change of Control Agreement dated July 29, 2005 between the Company and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2005.††
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct (the “Code of Ethics”), incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

††	Management contract or compensatory plan or arrangement