Form 10-K/A
period 2006-12-31
HANOVER COMPRESSOR CO /
filed 2007-05-01
CIK 909413

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

Number of shares of the Common Stock of the registrant outstanding as of April 24, 2007: 106,283,487 shares.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13.	Certain Relationships and Related Transactions, and Director Independence	27
Item 14.	Principal Accounting Fees and Services	28

PART IV

Item 15.	Exhibits, Financial Statement Schedule	29
Consent of PricewaterhouseCoopers LLP
Consent of Ernst & Young LLP
Consent of Ernst & Young LLP
Certificate of Chief Executive Officer - Rule 13a-14(a)/15d-14(a)
Certificate of Chief Financial Officer - Rule 13a-14(a)/15d-14(a)
Certificate of Chief Executive Officer - Section 906
Certificate of Chief Financial Officer - Section 906
Financial Statements of WilPro Energy Services (PIGAP II)
Financial Statements of WilPro Energy Services (El Furrial)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the year ended December 31, 2006 of Hanover Compressor Company (“we”, “us”, “our”, “Hanover”, or the “Company”) is being filed for the purpose of providing exhibits 99.1 and 99.2, the audited financial statements of WilPro Energy Services (PIGAP II) Limited (“PIGAP II”) and WilPro Energy Services (El Furrial) Limited (“El Furrial”) for the year ended December 31, 2006, as required by Rule 3-09 of Regulation S-X and to provide additional Part III information. Otherwise, this amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and does not reflect events occurring after the original filing date.

The consent of PricewaterhouseCoopers LLP, our independent auditors, is filed as exhibit 23.2 attached hereto. The consents of Ernst & Young LLP, independent auditors for PIGAP II and El Furrial, are filed as exhibits 23.3 and 23.4 attached hereto.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Please see Item 1 of our Annual Report on Form 10-K filed with the SEC on February 28, 2007 for identification of our executive officers, their respective age and prior business experience.

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

Directors

Information concerning the name, age and background of Hanover’s directors is set forth below. Ages are stated as of March 15, 2007. With the exception of Messrs. Kamin and Pate, each of the directors named below was elected a director at Hanover’s 2006 Annual Stockholders’ Meeting.

I. Jon Brumley, 68, has served as a director of Hanover since February 2002. Mr. Brumley is Chairman and director of Encore Acquisition Company, an independent energy company located in Fort Worth, Texas. Prior to founding Encore Acquisition Company in 1998, Mr. Brumley served as Chairman and Chief Executive Officer of MESA, Inc., which merged with Parker & Parsley in 1997 to become Pioneer Natural Resources Company. Mr. Brumley has spent over thirty years in the oil and gas industry, including having previously served as Chairman of XTO Energy Inc. (formerly Cross Timbers Oil Company) and President and Chief Executive Officer of Southland Royalty Company.

Ted Collins, Jr., 68, has served as a director of Hanover since April 1992. Mr. Collins has been a private investor, primarily energy related, since June 2000. From January 1988 to July 2000, he was President of Collins & Ware, Inc., an independent oil and gas company. From July 1982 through December 1987, Mr. Collins served as President of Enron Oil & Gas Co. Mr. Collins also serves on the Board of Directors of Encore Acquisition Company and Energy Transfer Partners, LLC.

Margaret K. Dorman, 43, has served as a director of Hanover since February 2004. Ms. Dorman is Senior Vice President, Chief Financial Officer and Treasurer of Smith International, Inc., a position she has held since

1999. Ms. Dorman joined Smith International in 1995 as the Director of Financial Planning and Reporting and, in 1998, was named Vice President, Controller and Assistant Treasurer.

Robert R. Furgason, 71, has served as a director of Hanover since May 1995. In January 2005, Dr. Furgason assumed the role of Executive Director of the Harte Research Institute for Gulf of Mexico Studies at Texas A&M University — Corpus Christi after having served as the President of Texas A&M University — Corpus Christi since 1990. He was Vice Chancellor of Academic Affairs and Professor of Chemical Engineering at the University of Nebraska from 1984 to 1990 and previously held a series of faculty and administrative positions at various universities and has held positions with B.F. Goodrich Chemical Co., Escuela Politecnica Nacional Universidad, Quito, Ecuador, Martin-Marietta (Lockhead-Martin) and Phillips Petroleum. Dr. Furgason is the former President of the Accreditation Board for Engineering and Technology Board of Directors, serves on a number of other accreditation, policy and civic boards, and is a trustee of the Driscoll Hospital Foundation.

Victor E. Grijalva, 68, has served as a director of Hanover since February 2002 and served as Chairman of the Board from 2002 to May 2006. From August 2 to August 19, 2002, Mr. Grijalva also served as interim President and Chief Executive Officer of Hanover. Mr. Grijalva began his career with Schlumberger in 1964 as a senior development engineer and, after a number of overseas assignments, served as President of Wireline and Testing in North America and Executive Vice President of Oilfield Services Worldwide before being appointed Vice Chairman of Schlumberger in 1998. Mr. Grijalva retired from Schlumberger on December 31, 2001. Mr. Grijalva is also a director of Transocean, Inc. and Dynegy, Inc.

Gordon T. Hall, 47, has served as a director of Hanover since March 2002 and Chairman of the Board since May 19, 2006. Prior to his election as a director, Mr. Hall was a Managing Director at Credit Suisse First Boston. While at Credit Suisse First Boston, Mr. Hall served as Senior Oil Field Services Analyst and Co-Head of the Global Energy Group. Mr. Hall joined the First Boston Corporation in 1987 as a technology analyst. Prior to joining First Boston Corporation, Mr. Hall was an engineer with Raytheon Corporation. Mr. Hall is also a director of Hydril Company and serves as a director of a privately held company and several non-profit organizations.

John E. Jackson, 48, has been a director since July 2004 and has served as President and Chief Executive Officer of Hanover since October 2004. Mr. Jackson joined Hanover in January 2002 as Senior Vice President and Chief Financial Officer. Previously, Mr. Jackson was Vice President and Chief Financial Officer of Duke Energy Field Services, a joint venture of Duke Energy and ConocoPhillips and one of the nation’s largest producers and marketers of natural gas liquids. Mr. Jackson joined Duke Energy Field Services as Vice President and Controller in April 1999 and was named Chief Financial Officer in February 2001. Prior to joining Duke Energy Field Services, Mr. Jackson served in a variety of treasury, controller and accounting positions at Union Pacific Resources between June 1981 and April 1999.

Peter H. Kamin, 45, was elected a director of Hanover effective January 1, 2007. Mr. Kamin is a co-founder and Managing Partner of ValueAct Capital, an investment partnership that was formed in 2000. Prior to founding ValueAct Capital, Mr. Kamin founded and managed for eight years Peak Investment L.P. Before founding Peak Investment, Mr. Kamin was a partner with Morningside, N.A., Ltd., a private equity concern, and began his investment career in 1984 at Fidelity Management and Research. Mr. Kamin is also a director of Seitel Inc. and Sirva, Inc.

William C. Pate, 43, was elected a director of Hanover effective January 1, 2007. Mr. Pate is Chief Investment Officer and a Managing Director of Equity Group Investments, L.L.C., or EGI, a private investment firm, and serves as a member of the board of directors of certain private affiliates of EGI. Prior to joining EGI in 1994, Mr. Pate was an associate with The Blackstone Group and served in the mergers and acquisitions group of Credit Suisse First Boston. Mr. Pate also serves as a director of Adams Respiratory Therapeutics, Inc. and Covanta Holding Corporation.

Stephen M. Pazuk, 63, has served as a director of Hanover since February 2004. Mr. Pazuk is the Chief Financial Officer and Treasurer of Drive Thru Technology, a position he has held since 2000. He has also been involved in venture capital investments and real estate development in Boston, Massachusetts, and Fresno and

Clovis, California, since his retirement as Senior Vice President, Treasurer and Partner of Wellington Management Company, LLP in June 2000. Mr. Pazuk started his career with Wellington in 1968 and held various positions during his tenure, including Treasurer of Wellington Trust Company NA and President of Wellington Sales Company. He worked as a senior tax professional with Price Waterhouse & Co. from 1965 to 1968. Mr. Pazuk currently serves on the board of several privately held companies.

L. Ali Sheikh, 58, has served as a director of Hanover since March 2006. Mr. Sheikh is President, Chief Operating Officer, and co-founder of SND Energy Company, Inc. (since 1989) and SND Energy Acquisition, L.P. (since 1996) and also serves as director and limited partner, respectively. In addition, Mr. Sheikh has served since 2000 as President, Chief Operating Officer, co-founder and member of Topcat Oilfield Services, LLC and Topcat Wells Services, LLC. Mr. Sheikh began his career as a geologist and from 1991 to 1993, was Vice President and Manager of Golden Spike Indonesia, a subsidiary of Union Pacific Resources, and from 1979 to 1989, was a Vice President of Sun Exploration and Production Company, managing various aspects of operations in the Far East, Africa, and South America.

Audit Committee

Purpose.  The Audit Committee has been appointed by the board of directors to help ensure the accuracy and completeness of Hanover’s financial statements; to evaluate the independence, qualifications and performance of Hanover’s independent registered public accounting firm, including the approval of audit and permitted non-audit services (including fees) performed by the independent auditors; and to review with management Hanover’s plan to evaluate the effectiveness of its internal control over financial reporting, Hanover’s internal audit function and its disclosure controls and procedures.

Members.

Margaret Dorman (Chair)
Gordon Hall
Stephen Pazuk
Ali Sheikh (joined the committee in May 2006)
Al Shoemaker (until his retirement in May 2006)

The board of directors has determined that each member of the Audit Committee is independent, possesses the requisite financial literacy to serve on the committee, and does not serve on the audit committee of more than two other public companies. Based on Ms. Dorman’s position as Chief Financial Officer of Smith International and Mr. Hall’s prior experience as an analyst with Credit Suisse First Boston, the board of directors determined that Ms. Dorman and Mr. Hall each qualify as an “audit committee financial expert” as that term is defined by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Hanover’s directors, executive officers and persons who beneficially own more than 10% of its common stock to file reports with the SEC and Hanover disclosing their initial beneficial ownership of Hanover’s common stock and changes in such ownership. Based upon a review of such reports furnished to us and certifications from Hanover’s directors and executive officers, Hanover believes that during 2006, all of its directors, executive officers and beneficial owners of more than 10% of Hanover’s common stock complied with all Section 16(a) filing requirements applicable to them.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Management Development and Compensation Committee, which is referred to in this Form 10-K/A as the “Compensation Committee,” is comprised of independent, non-employee directors and works closely with the independent members of the board of directors in the execution of its duties.

Hanover and the Compensation Committee believe that compensation programs play a vital role in attracting and retaining people with the level of expertise and experience needed to help achieve the business objectives that ultimately drive long-term success and shareholder value. Over the past several years, the Compensation Committee has been focused on building and retaining a senior and mid-level management team with the expertise necessary to return Hanover to profitability. To attract and retain an effective management team, the Compensation Committee has guided management in developing a compensation program to reward the achievement of specific annual, long-term and strategic goals and to link pay and performance consistent with Hanover’s corporate values as described in P.R.I.D.E. in Performance (Hanover’s guide to ethical business conduct). These values include the recognition of the importance of retaining talented employees and fostering an entrepreneurial spirit within an environment of well-reasoned risk taking to achieve consistent growth, profitability and return for Hanover’s stockholders.

Elements of Compensation

Hanover’s compensation programs include base salaries, annual performance-based incentives and long-term incentives for key employees and executives. In keeping with Hanover’s pay for performance philosophy, more than half of the compensation earned in 2006 by Hanover’s named executive officers is variable and is based on corporate level financial objectives as well as individual performance objectives. The Compensation Committee has emphasized variable pay as a component of total compensation to focus executives and key employees on Hanover’s strategic goals and to encourage performance that will result in the achievement of those goals.

In addition to base salaries and annual incentive bonuses, Hanover’s full time employees are provided and share in the cost of customary health and welfare benefits, and they are eligible to participate in the Hanover 401(k) Plan. Employees whose employment is terminated due to a change of control or reduction in workforce are eligible to receive severance benefits and Hanover’s named executive officers and certain other key managers have been provided with change of control protection as further described below. Employees who are asked to relocate outside of their home country are provided with an expatriate compensation package, which generally includes assistance with housing, auto and education expenses and, where applicable, a cost of living adjustment. Hanover has attempted to keep perquisites to a minimum and has typically made exceptions only in circumstances where necessary to attract or retain specific talent.

Role of Our Compensation Consultant

The Compensation Committee has retained Towers Perrin as a third-party consultant to (a) inform the Compensation Committee of best practices in executive compensation, (b) assist in developing Hanover’s compensation programs, and (c) provide a competitive review of executive compensation in the marketplace (including data from Hanover’s peer group, the oilfield services industry and publicly traded companies across industries). During 2006, Towers Perrin was paid $57,438 for services provided to the Compensation Committee and was paid $70,108 for services provided to Hanover’s Human Resources Department. The Compensation Committee and management consider the amounts paid to Towers Perrin to be reasonable and do not believe that the services provided to Hanover’s Human Resources function are of a level that would impair Towers Perrin’s independence and objectivity in advising the Compensation Committee on executive compensation matters.

Role of Our Executive Officers in Compensation Decisions

All compensation awarded to Hanover’s executive officers is determined by the Compensation Committee. Hanover’s Chief Executive Officer meets with the Compensation Committee in executive session to review the performance of each executive officer and to provide a compensation recommendation based on the factors described below under “Determining Executive Compensation.” While the Compensation Committee takes this recommendation under advisement, the Compensation Committee has full discretion in determining the level of compensation awarded to each executive officer. In determining the compensation of Hanover’s Chief Executive Officer, the Compensation Committee conducts a performance review in executive session and makes a recommendation to the independent members of the full board of directors.

Annual and long-term corporate performance targets are recommended by Hanover’s Chief Executive Officer to the Compensation Committee. While the Compensation Committee takes the recommendation under advisement, the Compensation Committee exercises its discretion in setting the corporate performance targets and strives to identify performance measures that directly impact shareholder value and provide challenging goals for executive officers and other members of management. The Compensation Committee forwards its conclusion regarding corporate performance targets to the independent members of the board of directors for review and approval.

Hanover’s Chief Executive Officer presents his individual annual performance objectives to the Compensation Committee for consideration, which are subject to final approval by the independent members of the board. Hanover’s Chief Executive Officer works with each of his direct reporting officers to set individual annual performance objectives that directly contribute to Hanover’s annual and long-term corporate performance targets.

Hanover’s annual corporate financial performance targets are determined at the beginning of each year. The long-term corporate performance targets have historically been determined in July of each year, with the three year performance period beginning on July 1. Annual and long-term corporate performance targets are made known to Hanover’s employees and executive officers shortly after their determination and progress made toward those targets is communicated to Hanover’s employees at regular intervals.

Determining Executive Compensation

In considering the appropriate levels of compensation, the Compensation Committee engages in a discretionary review of total compensation and uses as a reference published compensation surveys, information obtained from Towers Perrin, and compensation data contained in the proxy statements for companies which the Compensation Committee has identified as its peers in the oilfield services industry. Six companies have been selected by the Compensation Committee as oilfield services industry peers based on a range of revenue, market capitalization, number of employees, product offerings, and international markets. The Compensation Committee selected the following oilfield services companies based on their overall profile: Cameron International Corporation, Grant Prideco Inc., Hydril Co., Natco Group Inc., National Oilwell Varco Inc. and Universal Compression Holdings, Inc. At year end 2006, Hanover ranked between the 25th and 75th percentile of these companies in terms of revenue, total employees and market capitalization. While the Compensation Committee considers peer group information in their decision-making process, particularly from a competitive and retention aspect, corporate and individual performance is the primary factor in determining the compensation of Hanover’s executive officers.

During 2006, the Compensation Committee considered each executive officer’s current and historic total compensation, which included a three year look-back at base salary, short-term incentive pay and the value of long-term incentives. In its review, the Compensation Committee focused on each executive officer’s performance and scope of responsibilities, Hanover’s strategic initiatives and such individual’s contribution in that regard, his or her future potential, experience, internal equity considerations with regard to compensation, and competitive market pay levels relative to the oilfield services market generally and Hanover’s peer group. In addition, the Compensation Committee completed an analysis to consider whether the type and amount of awards under Hanover’s long-term incentive programs served to aid in the retention of executives and key employees. Based on this review, the Compensation Committee adjusted the mix of awards to eliminate stock options in favor of restricted stock as described under “— Long-Term Incentive Compensation” below. The variable pay components at target payout levels are generally set to be competitive within the marketplace. Except for the changes to compensation made in consideration of significant changes in responsibilities as described in “— Base Salaries” below, the Compensation Committee concluded that all elements of 2006 compensation for its executive officers was generally in line with the market.

Each of the compensation components provided to executive officers and key employees is further described below.

Base Salaries

The Compensation Committee has determined that base pay generally should be set at the median of the oilfield services industry and general industry in order to attract and retain sufficient talent. Mr. Beckelman, who assumed the role of Chief Financial Officer in January 2005, received a significant increase in base salary during 2006 based on his performance, job responsibilities, and market pay levels for individuals similarly positioned. Messrs. Matusek and Mckay also received significant increases in base salary during 2006 to reflect their increased responsibility for Western and Eastern Hemisphere operations, respectively. The base salary of the Chief Executive Officer is discussed in more detail below.

Annual Performance-Based Incentive Compensation

Hanover has adopted an annual incentive program that is structured to provide cash incentives to certain salaried employees based on the achievement of corporate and individual performance objectives. It is the belief of management and the Compensation Committee that the annual incentive plan provides for short-term, manageable corporate and individual objectives that will ultimately help Hanover realize its long-term performance and strategic goals. Under this program, the cash payout opportunity for eligible employees is established as a percentage of each participant’s eligible earnings. The employee’s eligible earnings for the year is multiplied by a bonus percentage that varies based upon the employee’s position and job duties. The bonus percentage is then multiplied by the results achieved with respect to corporate and individual performance. As indicated in the chart below, the Compensation Committee gave equal weight to corporate and individual performance. The maximum payout that could be earned under the 2006 annual incentive program was 150% of target performance. However, based upon a review of market data, the Compensation Committee determined to adjust the maximum payout under the 2007 annual incentive program to 200%, which is competitive with Hanover’s peers and the oilfield services market. For 2006, annual incentive compensation was based on the following:

Annual Performance Objectives — 2006

	Weight of	Performance	Performance	Payout
Performance Measure	Measure	Level	Objectives	Range

Corporate Performance Objectives	50%
EBITDA — earnings before interest,		Below Threshold	—	0%
tax, depreciation and amortization		Threshold	$330 million	7.5%
		Target	$365 million	15.0%
		Maximum	$400 million	22.5%

ROCE — return on capital employed		Below Threshold	—	0%
		Threshold	6.20%	7.5%
		Target	7.80%	15.0%
		Maximum	9.30%	22.5%
EPS — earnings per share		Below Threshold	—	0%
		Threshold	$0.10	10.0%
		Target	$0.23	20.0%
		Maximum	$0.35	30.0%
Individual Performance Objectives	50%
Tailored to each individual’s responsibilities to reflect operational, strategic and financial objectives established as part of the annual planning process

The Compensation Committee regularly monitors developments at Hanover over the course of the year and determines whether or not it is necessary to adjust the means of calculating results achieved under the annual incentive program. During 2006, the Compensation Committee and the independent members of the board of directors approved adjustments to EBITDA, ROCE and EPS for purposes of calculating the 2006 annual performance-based incentive compensation. The adjustments were intended to rationalize performance by excluding events which were considered significant and non-recurring, including, but not limited to, gains associated with the sale of assets and the impact of early debt extinguishment charges. Taken in the aggregate, these adjustments resulted in the deduction of approximately $29 million of net earnings in 2006 when calculating performance achieved under the annual incentive objectives for EBITDA, ROCE and EPS. If these earnings had not been deducted, the performance level achieved on the 2006 corporate performance objectives would have been at 150%, the maximum. With the adjustments noted above, the performance level achieved on the 2006 corporate performance objectives was reduced to 136.5% of target, which was based on the following adjusted results:

•	EBITDA — $384.5 million

•	ROCE — 8.63%

•	EPS — $0.56

Actual incentives paid to executive officers (excluding Hanover’s Chief Executive Officer) under the 2006 annual incentive program averaged 67% of individuals’ eligible earnings. The portion of awards based on individual performance objectives varied according to the individual results achieved by each executive. Each of Hanover’s named executive officers for the fiscal year ended December 31, 2006, received the following payments in March 2007 under the 2006 annual incentive program.

2006 Annual
Performance-Based
Incentive
Name	Compensation

John E. Jackson	$800,000
Lee E. Beckelman	$200,000
Brian A. Matusek	$215,000
Norman A. Mckay	$215,000
Steven W. Muck	$170,000
Gary M. Wilson	$215,000

Long-Term Incentive Compensation

The Compensation Committee and management believe that Hanover’s executive officers and other key employees should have an ongoing stake in the success of Hanover and that these individuals should have a meaningful portion of their total compensation tied to the achievement of Hanover’s strategic objectives and long-term financial and operational performance.

Under Hanover’s current cash and stock incentive plans, the Compensation Committee has the authority to provide long-term incentives to executive officers and other key employees through the award of cash, stock options, restricted stock, restricted stock units, stock appreciation rights and performance-based awards, which are referred to in this Item 11 of this Form 10-K/A as “LTI Awards.” In determining the mix of 2006 LTI Awards, the Compensation Committee conducted an analysis of prior LTI Awards and considered the cost, value and retention element of these prior awards. The Compensation Committee also reviewed share overhang, burn rate, and the accounting treatment and earnings impact of various forms of LTI Awards. It was determined that time-vested restricted stock was a more favorable form of award than stock options based on Hanover’s employee retention goals, the perceived value by recipients, and the charge to earnings relative to perceived value. In addition, the Compensation Committee agreed that LTI Awards based on corporate performance should be provided to those managers whose individual performance has an impact on operations and, ultimately, earnings. Therefore, the Compensation Committee chose to provide long-term incentives in 2006 to executives and certain key employees (excluding the CEO) as follows:

•	Restricted Stock/Restricted Stock Units. 50% of the total LTI Award to executives and key employees in 2006 was in the form of time-vested restricted stock (or restricted stock units, in the case of executives and certain key employees subject to non-U.S. tax regulations) that vest at the rate of one-third per year on each anniversary from the date of grant over a period of three years. Restricted stock aids in retention, which was identified in early 2006 as a key objective of Hanover’s compensation program. In addition, these awards were granted in order to build direct ownership of Hanover shares and to align employee and stockholder interests since the value of restricted stock moves in tandem with Hanover’s market value.

•	Performance-Based Restricted Stock/Restricted Stock Units. 50% of the total 2006 LTI Award to executives and key employees was in the form of performance-based restricted stock (or performance-based restricted stock units, in the case of executives and certain key employees subject to non-U.S. tax regulations). The performance-based restricted stock and restricted stock unit awards cliff vest at the end of a three-year performance period subject to the achievement of pre-determined corporate performance objectives with payouts that could range between 0% to 200% of the target payout.

The allocation of time and performance-vested awards reflect the Compensation Committee’s dual objectives of encouraging stability in the management team and rewarding performance.

During 2006, the Compensation Committee recommended and the independent members of the board of directors approved as the long-term incentive performance measure the average return on capital employed achieved over the three-year performance period commencing in July 2006. ROCE is calculated as (1) earnings before interest and taxes, or “EBIT,” divided by (2) the sum of short-term debt, current maturities of long-term debt, long-term debt, minority interest and stockholders’ equity, less cash. The method used in calculating ROCE for the three-year performance period computes the average annualized EBIT over the entire period and divides it by the average capital employed. The following chart sets forth the performance measures for ROCE and the associated payout at threshold, target and maximum levels. The actual payout will range from 0% to 200% of the performance-based restricted stock that would have been earned at target performance.

Long-Term Performance Objectives — Three Year Period Commencing July 2006

	Threshold	Target	Maximum

ROCE Performance Objective	6.0%	7.5%	9.5%
Payout (as a percentage of Target)	50%	100%	200%

The Compensation Committee chose ROCE as the performance measure for the LTI Awards due to the number of factors that influence Hanover’s performance under this measure. ROCE is impacted by financial performance as well as management of: (a) working capital, (b) rental fleet and other capital investments, (c) marketing and sales, and (d) operating expenses.

For those individuals who are considered key employees but whose job functions generally do not have as direct an impact on the overall financial performance of Hanover, the Compensation Committee chose to provide cash awards, with three-year cliff vesting, in lieu of performance-based restricted stock or restricted stock units. The cash award represents 50% of the total 2006 LTI Award, with the remaining 50% comprised of time-vested restricted stock or restricted stock units as described above. Employee retention and the creation of share ownership were key objectives of this mix of awards. None of Hanover’s named executive officers were included in this program.

From time to time, the Compensation Committee determines it is necessary to adjust the means of calculating results achieved under the long-term incentive programs. Any adjustments made to the calculation are intended to rationalize performance by excluding events which were considered significant and non-recurring. During 2006, the Compensation Committee and the independent members of the board of directors approved the following adjustments: For the 2004 long-term incentive program, $22 million was added to the calculation of cumulative net cash provided by continuing operations, which was related to early debt extinguishment charges. In addition, pay-in-kind interest related to Hanover’s Zero Coupon Notes, repaid during 2006, was re-characterized as cash flows from a financing activity instead of cash flows from an operating activity. For the 2005 long-term incentive program, approximately $14 million was deducted from net EBIT in the calculation of ROCE, which was related to the elimination of gains from asset sales after adding back charges for early debt extinguishment.

Practices Relating to Long-Term Incentive Awards

Since 2003, annual LTI Awards have been recommended by the Compensation Committee and granted by the board of directors at its regularly scheduled meetings in July. The timing of LTI Awards was dependent upon the Compensation Committee’s evaluation of various long-term incentive plan designs and upon the availability of current information derived from proxy statement filings and market surveys. In late 2006, the board of directors discussed and reviewed the timing of annual LTI Awards and concluded that future awards will be considered for grant at the board’s regularly scheduled meeting in May so that vesting of such awards will occur during what is typically an open trading window. With the exception of the grants described below, all other equity awards were granted in July in connection with Hanover’s annual long-term incentive program.

Any off-cycle grants made to Section 16 officers are considered effective and priced at the close of business on the date of Compensation Committee or board approval. During 2006, 15,000 shares of time-vested restricted stock were granted off-cycle by the Compensation Committee to a named executive officer for retention purposes.

The Compensation Committee has delegated limited authority to Hanover’s Chief Executive Officer to grant equity awards, with the following restrictions:

•	The delegation applies to grants of restricted stock and stock-settled restricted stock units only (no stock options may be granted);

•	The number of shares that can be awarded to any one individual and the aggregate number of shares that may be awarded within a twelve-month period is restricted;

•	No grants will be made to a Section 16 officer;

•	No grants will be made retroactively (i.e., they are considered effective on the date of hire or promotion); and

•	All grants are required to be regularly reported to the Compensation Committee.

An aggregate of 10,200 shares of restricted stock were granted by the Chief Executive Officer to newly-employed mid-level managers under the Compensation Committee’s delegation of authority.

Chief Executive Officer Compensation

Hanover entered into an employment agreement with John E. Jackson in October 2004 in conjunction with his promotion to President and Chief Executive Officer. The agreement provided for an initial annual base salary of $540,000 through 2005 and an annual target bonus of 100% of base salary, the actual payout of which is adjusted based upon corporate and personal performance compared with agreed upon objectives. The Compensation Committee met with the independent members of the board of directors in executive session and applied the philosophy and methodology described earlier in this report to determine Mr. Jackson’s 2006 compensation. The Compensation Committee considered Mr. Jackson’s three-year compensation history, including the value of LTI Awards, Hanover’s short-term and long-term goals and objectives for financial growth, the return of Hanover to a positive earnings position, and other key objectives of a non-financial nature. Mr. Jackson’s 2006 compensation includes the following:

Base Salary.  In reviewing Mr. Jackson’s base compensation in 2006, the Compensation Committee considered Hanover’s exceptional performance under Mr. Jackson’s leadership and the fact that

Mr. Jackson had not received an increase in base salary since becoming President and Chief Executive Officer in 2004. The Compensation Committee chose to increase his annual base salary by 4.6% to $565,000. The Compensation Committee further determined that it was in the best interest of both Hanover and Mr. Jackson to place more emphasis on and increase the long-term and performance-based components of his compensation.

Annual Performance-Based Incentive Compensation.  Based on Hanover’s performance with respect to the measures described under the “— Determining Executive Compensation — Annual Performance-Based Incentive Compensation” section above and personal objectives approved by the Compensation Committee, Mr. Jackson received annual performance-based incentive compensation of $800,000 for 2006. This award represents 145% of target and was determined as follows:

•	Performance on corporate objectives for EBITDA, ROCE and EPS comprised 50% of Mr. Jackson’s total annual incentive award. Taken together, the corporate objectives for 2006 were achieved at 136.5% of target.

•	Performance on personal objectives comprised the remaining 50% of Mr. Jackson’s total annual incentive award. The Compensation Committee determined, with concurrence from the independent members of the board of directors, that Mr. Jackson achieved his personal objectives at 150% of target. Mr. Jackson achieved the following results in connection with his personal objectives for 2006:

•	Reduced selling, general and administrative expenses to 12.2% of revenue and other income in 2006 as compared to 13.3% in 2005;

•	Improved average margins for new installations;

•	Reduced Hanover’s total recordable incident rate, or “TRIR,” and serious incident rate, or “STIR,” by 10%;

•	Institutionalized Hanover’s Trade Control Practices through new policies, procedures and management training;

•	Completed site visits to all international Geographical Business Units and met with at least six international clients;

•	Engaged in employee development activities and strengthened mid-level management through training and strategic hiring;

•	Analyzed strategic options available to Hanover; and

•	Developed Hanover’s Eastern Hemisphere oil and gas fabrication capabilities.

Long-Term Incentive Award.  As indicated above, the Compensation Committee considered it in the best interest of both Hanover and Mr. Jackson to emphasize long-term incentives as a key component of Mr. Jackson’s total compensation. To recognize the importance of Mr. Jackson’s role in maintaining Hanover’s return to profitability (achieved in the first quarter of 2006), the Compensation Committee recommended and the independent members of the board of directors approved on July 21, 2006, the following LTI Award for Mr. Jackson:

•	A grant of 61,500 shares of restricted stock, which represents 50% of Mr. Jackson’s total 2006 LTI Award. The restricted stock is subject to vesting at the rate of one-third per year on each anniversary from the date of grant over a period of three years.

•	A performance-based restricted stock award consisting of 61,500 shares if earned at target (or 123,000 shares if earned at maximum), which represents 50% of Mr. Jackson’s 2006 LTI Award. The performance-based award cliff vests at the end of a three-year performance period pursuant to the achievement of a pre-determined corporate objective with a payout that could range between 0 and 200% of target. The performance measure recommended by the Compensation Committee and approved by the Board of Directors is based upon Hanover’s average ROCE over the performance period as described under “— Long-Term Incentive Compensation” above.

The size and type of awards provided to Mr. Jackson, taken together with the other elements of his compensation, were determined by the Compensation Committee to be appropriate and were designed to encourage the achievement of improved operating results and growth in stockholder value, to aid in retention and to ensure a greater ownership stake in Hanover, thereby further aligning Mr. Jackson’s interests with those of Hanover’s stockholders.

Severance and Change of Control Arrangements

Hanover has adopted a Severance Plan that covers regular full time U.S. employees whose employment is terminated due to a reorganization or reduction in workforce. In addition, in the event of a change of control, Hanover would accelerate for all employees Hanover’s match in the Hanover 401(k) Plan and the vesting of long-term incentives, granted prior to the announcement of a change of control, under the terms of the respective incentive plans.

In addition, Hanover has entered into a Change of Control Agreement, each of which is referred to in this Item 11 as a “COC Agreement,” with each of Hanover’s named executive officers and five additional key members of management. These agreements provide for continued employment of the manager for a period of time following a qualifying change of control and are designed to ensure continuity of management in the event of a change of control, consistent with the best interests of stockholders. The Compensation Committee also considers the COC Agreements a customary part of executive compensation and, therefore, an aid in attracting and retaining executive talent.

In determining the level of change of control protection that would be provided to key officers, the Compensation Committee considered the array of features commonly provided, reviewed change of control protection offered by peer companies, and evaluated which key officers would be involved in the evaluation of a transaction that could result in a change of control and would be considered critical for management continuity in such event. The Compensation Committee generally concluded that the following provisions were consistent with the Compensation Committee’s compensation philosophy and were in the interest of Hanover’s stockholders: (a) each COC Agreement must be affirmatively renewed each year by the Compensation Committee; (b) none of the COC Agreements would provide for the payment of more than three times an executive’s annual salary and target bonus; (c) the agreements would require a “double trigger” (a consummated change of control and a “qualifying termination” of employment, as defined in the COC Agreement, within one year following a change of control) to result in any payments under the agreements; and (d) none of the agreements would provide for tax gross up payments. The Compensation Committee recognized that tax gross up payments are commonly provided for in COC Agreements, but concluded that the cost to Hanover was excessive relative to the value to the employee. The COC Agreements provide for a carve back of change of control payments if such a reduction will result in a higher net, after-tax benefit to the executive. If necessary, the Compensation Committee and board of directors may, in its discretion consider other means of mitigating any unintended and inequitable consequence of related excise taxes in connection with compensation that is associated with a change of control.

The COC Agreements generally provide that if the executive is terminated within 12 months after an actual change of control occurs, or if during that period the manager terminates his employment for “good reason,” as defined in the agreements, he or she would be entitled to a payment equal to a multiple ranging from one to three times the executive’s annual base salary and target bonus and would be provided health and welfare benefits for a period not to exceed 18 months. Mr. Jackson has been provided an agreement that, in addition to change of control protection, provides for a severance payment equal to his annual salary and target bonus if Hanover terminates Mr. Jackson without cause or Mr. Jackson terminates his employment for “good reason” at any time other than the 12 months following a change of control.

Stock Ownership Guidelines

The Compensation Committee and the board of directors believe that it is important for Hanover’s executives to build and maintain an equity stake in Hanover to align the executive’s interest with those of Hanover’s stockholders. Our policy on insider trading prohibits the trading of Hanover securities on margin. Hanover’s executive officers and other employees who are deemed to be “insiders” are allowed to trade in Hanover securities through the use of Rule 10b5-1 trading plans and a captive broker.

Hanover’s ownership policy for executives covers stock options and restricted stock/units awarded subsequent to March 2004 and requires executives to adhere to the following stock ownership guidelines:

•	Chief Executive Officer and Chief Financial Officer — 50% of the net shares acquired (after taking into account the sale of shares to cover the option exercise price and/or to pay taxes) must be held for a period of three years following an option exercise or vesting of restricted stock awards.

•	Section 16 officers and direct reports to the Chief Executive Officer — 33% of the net shares acquired (after taking into account the sale of shares to cover the option exercise price and/or to pay taxes) must be held for one year following an option exercise or vesting of restricted stock awards.

In addition, stock ownership guidelines have been adopted for the Hanover board of directors. Directors are required to retain all restricted stock (except for sales to provide for the payment of taxes due upon vesting) until his or her service as a director concludes.

Limitation of Tax Deduction for Executive Compensation

Under Section 162(m) of the Internal Revenue Code, publicly traded companies may not receive a tax deduction on non-performance-based compensation to executive officers in excess of $1 million. We believe the performance-based restricted stock awards made in 2004, the cash performance award made in 2005, and the performance-based restricted stock award made in 2006 under Hanover’s long-term incentive plans qualify as performance-based pay. No specific actions have been taken with regard to annual cash bonus compensation to comply with Section 162(m).

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the board of directors during the last completed fiscal year were Jon Brumley, Robert Furgason, Victor Grijalva, and Stephen Pazuk. There are no matters relating to interlocks or insider participation that Hanover is required to report.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Hanover board of directors that the Compensation Discussion and Analysis be included in Hanover’s Form 10-K.

Submitted by the Management Development and
Compensation Committee of the Board of Directors

I. Jon Brumley, Chair
Robert R. Furgason
Victor E. Grijalva
Peter H. Kamin

Information Regarding Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by Hanover to all persons who held the position of Chief Executive Officer, Chief Financial Officer and Hanover’s four other most highly compensated executive officers during 2006, which are collectively referred to in this Item 11 of this Form 10-K/A as the “Named Executive Officers.”

							Change in
							Pension
						Non-Equity	Value and
					Option	Incentive	Nonqualified
				Stock	Awards	Plan	Deferred	All Other
Name and Principal Position		Salary		Awards	($)(1)	Compensation	Compensation	Compensation
(a)	Year(b)	($)(c)	Bonus($)(d)	($)(1)(e)	(f)	($)(2)(g)	Earnings($)(h)	($)(i)	Total($)(j)

John E. Jackson(3)	2006	552,019	0	1,279,170	142,785	1,320,000	0	14,311	3,308,285
President and Chief Executive Officer
Lee E. Beckelman(4)	2006	274,039	0	231,790	39,758	320,000	0	8,368	873,955
Senior Vice President — Chief Financial Officer
Brian A. Matusek(5)	2006	291,827	0	289,633	35,027	335,000	0	6,505	957,992
Senior Vice President — Western Hemisphere
Norman A. Mckay(6)	2006	291,827	8,400	124,908	22,017	308,333	0	76,233	831,718
Senior Vice President — Eastern Hemisphere
Steven W. Muck(7)	2006	237,019	0	254,422	51,816	263,333	0	8,368	814,958
Vice President — Human Resources and HSE
Gary M. Wilson(8)	2006	302,212	0	257,970	36,465	308,333	0	99,506	1,004,486
Senior Vice President, General Counsel & Secretary

(1)	The value of restricted stock and option awards are based on the dollar amount expensed for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) (other than estimated forfeitures, which are not considered in the above table), and includes amounts attributable to vesting of awards granted each year from 2002 through 2006. Assumptions used in the calculation of these amounts are included in the footnotes to the financials statements included in Hanover’s Annual Report on Form 10-K. The actual value of restricted stock ultimately realized by each executive will vary based on fluctuations in the market price of Hanover’s common stock. If Hanover declares a dividend on shares of its common stock, holders of Hanover’s restricted stock will be entitled to receive dividends in an amount per share equal to those received by holders of Hanover’s common stock, without regard to whether the shares of restricted stock have vested.

(2)	This amount includes (i) a cash award paid in March 2007 under Hanover’s 2006 annual performance-based incentive program (the “Hanover 2006 Incentive Program”) and (ii) the amount accrued during 2006 pursuant to a cash performance-based award under the Hanover 2005 Long-Term Incentive Program (the “Hanover 2005 LTI Program”) as follows:

	Cash Payment Under	Accrual Under
Named Executive Officer	2006 Incentive Program	2005 LTI Program

John E. Jackson	$800,000	$520,000
Lee E. Beckelman	200,000	120,000
Brian A. Matusek	215,000	120,000
Norman A. Mckay	215,000	93,333
Steven W. Muck	170,000	93,333
Gary M. Wilson	215,000	93,333

The conclusion of the Hanover 2005 LTI Program’s three-year performance period is July 2008, and the final amount of the award will be based on the achievement of corporate performance targets which will not be determined until the conclusion of the performance period.

(3)	The amount set forth under “All Other Compensation” for 2006 includes (i) $13,443 company match in the Hanover 401(k) Plan (subject to vesting requirements applicable to all participants) and (ii) $868 in premiums paid by Hanover for group term life and accidental death and disability insurance.

(4)	The amount set forth under “All Other Compensation” for 2006 includes (i) $7,500 company match in the Hanover 401(k) Plan (subject to vesting requirements applicable to all participants) and (ii) $868 in premiums paid by Hanover for group term life and accidental death and disability insurance.

(5)	The amount set forth under “All Other Compensation” for 2006 includes (i) $5,637 company match in the Hanover 401(k) Plan (subject to vesting requirements applicable to all participants) and (ii) $868 in premiums paid by Hanover for group term life and accidental death and disability insurance.

(6)	The amount set forth under “All Other Compensation” for 2006 includes (i) $4,935 company match in the Hanover 401(k) Plan (subject to vesting requirements applicable to all participants), (ii) $3,018 in premiums paid by Hanover for group term life and accidental death and disability insurance, (iii) $4,511 auto allowance, (iv) $29,405 housing allowance, (v) $3,948 utilities, (vi) $10,000 relocation expense; (vii) $16,683 education allowance, (viii) $2,635 travel allowance and (ixi) $1,098 for club dues. Reimbursements for auto, housing, utilities education allowance, travel allowance and club dues reflect currency exchange rate adjustments from Arab Emirates dirham (AED) to U.S. dollars. The exchange rate is provided by Oanda.com and is based on the average exchange rate during 2006 of 3.67 U.S. dollars for each AED.

(7)	The amount set forth under “All Other Compensation” for 2006 includes (i) $7,500 company match in the Hanover 401(k) Plan (subject to vesting requirements applicable to all participants) and (ii) $868 in premiums paid by Hanover for group term life and accidental death and disability insurance.

(8)	The amount set forth under “All Other Compensation” for 2006 includes (i) $7,500 company match in the Hanover 401(k) Plan (subject to vesting requirements applicable to all participants, (ii) premiums paid by Hanover for group term life and accidental death and disability insurance in the amount of $868, (ii) reimbursement of children’s overseas tuition expense in the amount of $67,293 which includes a gross up amount of $19,277 and (iii) personal travel reimbursement in the amount of $23,845 which includes a gross up amount of $6,307. Tuition and travel expenses are grossed up to a maximum tax rate of 33% and also reflect currency exchange rate adjustments from Great Britain pounds to U.S. dollars. The exchange rate is provided by a U.K. bank and is based upon the rate in effect on the date services were invoiced.

There were no forfeitures of stock options or restricted stock by the Named Executive Officers during 2006.

  Grants Of Plan-Based Awards

The following table sets forth certain information with respect to time-vested and performance-based restricted stock granted during the fiscal year ended December 31, 2006, to each of Hanover’s Named Executive Officers under the 2006 Long-Term Incentive Program (the “2006 LTI Program”).

								All	All
								Other	Other		Grant
								Stock	Option		Date
								Awards:	Awards:	Exercise	Fair
					Estimated Future Payouts			Number of	Number of	or Base	Value
		Estimated Future Payouts			Under Equity Incentive			Shares of	Securities	Price of	of Stock
		Under Non-Equity Incentive			Plan Awards(1)			Stock or	Underlying	Option	and
		Plan Awards			Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Grant Date	Threshold	Target	Maximum	(#)	(#)	(#)	(#)(2)	(#)	($/SH)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(3)

John E. Jackson	7/21/2006				30,750	61,500	123,000				$999,375
	7/21/2006							61,500			999,375

											$1,998,750
Lee E. Beckelman	7/21/2006				7,700	15,400	30,800				$250,250
	7/21/2006							15,400			250,250

											$500,500
Brian A. Matusek	7/21/2006				7,700	15,400	30,800				$250,250
	7/21/2006							15,400			250,250

											$500,500
Norman A. Mckay	7/21/2006				7,700	15,400	30,800				$250,250
	7/21/2006							15,400			250,250

											$500,500
Steven W. Muck	7/21/2006				6,150	12,300	24,600				$199,875
	7/21/2006							12,300			199,875
	7/28/2006							15,000			284,400

											$684,150
Gary M. Wilson	7/21/2006				6,550	13,100	26,200				$212,875
	7/21/2006							13,100			212,875

											$425,750

(1)	During 2006, the Compensation Committee recommended and the independent members of the board of directors approved as the long-term incentive performance measure the average return on capital employed (“ROCE”) achieved over the three-year performance period commencing in July 2006. ROCE is calculated as (1) earnings before interest and taxes (“EBIT”), divided by (2) the sum of short-term debt, current maturities of long-term debt, long-term debt, minority interest, stockholders’ equity, less cash. The method used in calculating ROCE for the three-year performance period computes the average annualized EBIT over the entire period and divides it by the average capital employed. The chart on page 9 sets forth the performance measures for ROCE and the associated payout at threshold, target and maximum levels. The actual payout will range from 0% to 200% of the performance-based restricted stock that would have been earned at target performance. The performance-based restricted stock is subject to cliff-vesting at the end of a three-year performance period, which is June 30, 2009. In the event of a change of control, the vesting of performance-based restricted stock will be accelerated and such awards will be payable at maximum.

(2)	Restricted stock awards were granted on July 21, 2006 and vest on each anniversary date of grant at the rate of one-third per year over a three-year period. In the event of a change of control, the vesting of restricted stock awards will be accelerated. If Hanover declares a dividend on shares of the common stock, holders of restricted stock will be entitled to receive such dividends whether or not such shares of restricted stock have vested.

(3)	The value of restricted stock awards is based on FAS 123(R) with performance-based restricted stock valued at target payout. The July 28, 2006 award to Mr. Muck was valued at $18.96 per share, the New York

Stock Exchange closing price on the grant date; all other awards, granted on July 21, 2006, were valued at $16.25 per share on the date of grant.

Outstanding Equity Awards At Fiscal Year-End

The following table provides the value of all unexercised stock options and unvested restricted stock held by the Named Executive Officers as of December 31, 2006. The 2005 performance-based cash award granted under the Hanover 2005 LTI Program, which cliff vests in July 2008 at the conclusion of a three year performance period, is not included in this table; however, the 2006 accrual for this cash award is included in column (g) of the Summary Compensation Table.

	Option Awards						Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
				Equity					Awards:	Payout
				Incentive					Number of	Value
				Plan				Market	Unearned	of Unearned
				Awards:			Number of	Value of	Shares,	Shares,
	Number of	Number of		Number of			Shares or	Shares or	Units	Units
	Securities	Securities		Securities			Units of	Units of	or Other	or Other
	Underlying	Underlying		Underlying			Stock	Stock	Rights	Rights
	Unexercised	Unexercised		Unexercised	Option		That	That	That	That
	Options	Options		Unearned	Exercise	Option	have not	have not	have not	have not
	(#)	(#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)(1)	(#)	($)(1)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

John E. Jackson	50,000				$13.98	1/22/2012	157,614	$2,977,328	26,125 (4)	$493,501
	50,000				$14.55	5/14/2012			123,000 (5)	$2,323,470
	40,000				$9.81	12/10/2012
	28,432	9,478	(2)		$11.43	7/16/2013
	10,000	20,000	(3)		$11.98	7/8/2015
Lee E. Beckelman	5,000				$11.53	12/2/2012	33,422	$631,342	5,938 (4)	$112,169
	2,651	884	(2)		$11.43	7/16/2013			30,800 (5)	$581,812
	5,667	11,333	(3)		$11.98	7/8/2015
Brian A. Matusek	4,216	1,406	(2)		$10.00	10/22/2013	32,994	$623,257	8,125 (4)	$153,481
	5,667	11,333	(3)		$11.98	7/8/2015			30,800 (5)	$581,812
Norman A. Mckay	4,334	8,666	(3)		$11.98	7/8/2015	28,066	$530,167	30,800 (5)	$581,812
Steven W. Muck	5,456				$14.55	5/14/2012	38,010	$718,009	10,000 (4)	$188,900
	10,000				$10.20	11/8/2012			24,600 (5)	$464,694
	8,123	2,708	(2)		$11.43	7/16/2013
	4,334	8,666	(3)		$11.98	7/8/2015
Gary M. Wilson	5,622	5,622	(2)		$10.38	5/20/2014	27,478	$519,059	15,000 (4)	$283,350
	4,334	8,666	(3)		$11.98	7/8/2015			26,200 (5)	$494,918

(1)	Stock awards are valued as of the New York Stock Exchange closing price on December 29, 2006, which was $18.89.

(2)	Stock options vest on each anniversary date of grant at the rate of 25% per year over a four-year period and have a term of ten years following the date of grant. In the event of a change of control, the vesting of stock options will be accelerated.

(3)	Stock options vest on each anniversary date of grant at the rate of one-third per year over a three-year period and have a term of ten years following the date of grant. In the event of a change of control, the vesting of stock options will be accelerated.

(4)	The performance-based restricted stock awards are reflected at a maximum payout of 125% of the target award based on performance as of December 31, 2006, relative to the following performance measures: (a) cash flow from operations and (b) utilization. This three-year performance-based award was granted in July 2004 and will cliff vest in September 2007. In the event of a change of control, the vesting of performance-based restricted stock will be accelerated and such awards will be payable at maximum.

(5)	The performance-based restricted stock awards are reflected at a maximum payout of 200% of the target award based on performance as of December 31, 2006, relative to the following performance measure:

return on capital employed. This three-year performance-based award was granted in July 2006 and will cliff vest in July 2009. In the event of a change of control, the vesting of performance-based restricted stock will be accelerated and such awards will be payable at maximum.

Options Exercised and Stock Vested

The following table includes certain information with respect to the vesting of restricted stock granted to the Named Executive Officers during the fiscal year ended December 31, 2006. None of the Named Executive Officers exercised stock options during 2006.

	Option Awards		Stock Awards
	Number of		Number
	Shares	Value	of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
(a)	(b)	(c)	(d)	(e)

John E. Jackson			63,447	$1,099,223.10
Lee E. Beckelman			9,190	$157,212.10
Brian A. Matusek			13,761	$234,801.21
Norman A. Mckay			3,334	$59,211.84
Steven W. Muck			7,934	$140,003.60
Gary M. Wilson			9,189	$158,476.64

(1)	The value realized from the vesting of restricted stock awards was equal to the New York Stock Exchange closing price of Hanover’s common stock on the date of vesting multiplied by the number of vesting shares.

Additional Arrangements with Management

Hanover has entered into employment agreements with the following Named Executive Officers:

Gary M. Wilson.  The Hanover board of directors authorized Hanover to enter into an agreement that provides for an education allowance for Mr. Wilson’s children and an allowance for Mr. Wilson’s family to travel at full economy return rates between the United Kingdom and the United States. These allowances are grossed up to a maximum rate of approximately 33% (subject to annual review) and are also subject to currency exchange rate adjustments. The value of these benefits during 2006 is provided in the Summary Compensation Table.

Norman A. Mckay.  The Hanover board of directors authorized Hanover to enter into an agreement dated March 31, 2005 (effective May 16, 2005), that provides for an international benefits package covering housing, schooling, auto, travel, medical and other benefits. The value of these benefits during 2006 is provided in the Summary Compensation Table.

Potential Payments upon Termination or Change of Control

Hanover has entered into a COC Agreement with each of its Named Executive Officers and five additional key members of management. Certain terms used in the COC Agreements and referenced in the information below have the following meanings:

•	“Good reason” includes but is not limited to, (a) a permanent change in the executive’s title; (b) a permanent change in the executive’s duties or responsibilities which are materially inconsistent with his or her title, but excluding any such change that is in conjunction with and consistent with a promotion; (c) a reduction in the executive’s base salary; (d) a reduction in the executive’s eligible annual target bonus percentage; or (e) a material reduction in the executive’s employee benefits if materially less than the benefits received by Hanover’s other comparable employees.

•	“Cause” includes but is not limited to (a) the commission by the executive of an act of fraud, embezzlement or willful breach of a fiduciary duty to Hanover or an affiliate, (b) a conviction or a no contest plea in connection with a felony or a crime involving fraud, dishonesty or moral turpitude, (c) willful misconduct, or (d) failure of the executive to follow the written directions of the board of directors or to render services in accordance with an employment arrangement.

•	“Qualifying Termination” means a termination of an executive’s employment either (a) by Hanover other than for “cause” or (b) by the executive for “good reason” within twelve months of a consummated change of control. The executive’s death or disability does not constitute a “qualifying termination” of employment.

The following is a description of the terms of the COC Agreements provided to the Named Executive Officers.

In the event of a “qualifying termination” of employment, Hanover will pay to the Named Executive Officers, within five business days after the date of termination (or, if Section 409A of the Code, is applicable to the payment, as soon as such payment can be made without being subject to the additional tax under Section 409A), an amount equal to the sum of:

•	the executive’s earned but unpaid base salary through the date of termination plus the executive’s target bonus for the current year (prorated to the date of termination);

•	any earned but unpaid actual bonus for the prior year;

•	that portion of the executive’s vacation pay accrued, but not used, for the current year to the date of termination;

•	for John E. Jackson, the product of three times the sum of his base salary and target bonus, and for all other Named Executive Officers, the product of two times the sum of his respective base salary and target bonus; and

•	amounts previously deferred by the executive, if any, or earned but not paid, if any, under any Hanover incentive and nonqualified deferred compensation plans or programs as of the date of termination.

In addition, the COC Agreements provide that Hanover pay the executive for health insurance premiums for a period of up to eighteen months. If the executive is terminated for “cause,” or such executive terminates his or her employment without “good reason,” Hanover is not obligated to make any payments under the COC Agreement.

Mr. Jackson’s COC Agreement also includes a severance arrangement that provides that if Hanover terminates Mr. Jackson without cause or Mr. Jackson terminates his employment for “good reason” at any time other than the 12 months following a change of control, he would be entitled to a severance payment equal to his annual base salary and target bonus and reimbursement of health insurance premiums for a period of up to eighteen months. If Mr. Jackson is terminated for “cause,” or Mr. Jackson terminates his employment without “good reason,” Hanover is not obligated to make any payments to Mr. Jackson.

The tables below reflect the amount of compensation that would be payable to each of the Named Executive Officers in the event of termination or termination following a change in control.

John E. Jackson

		Change of Control
		Qualifying	Death or
Executive Benefits and Payments Upon Termination	Retirement	Termination(1)	Disability	Severance

Compensation
Earned Bonus(2)	—	$565,000	—	—
Base Salary and Target Bonus	—	$3,390,000	—	$1,130,000
Long-term Incentives (unvested and accelerated)
Stock Options(3)	$208,906	$208,906	$208,906	—
Restricted Stock(4)
Performance-Based	—	$2,816,971	$1,556,536	—
Time Vested	—	$2,977,328	$2,977,328	—
Cash Performance Award(5)	—	$780,000	$780,000	—
Benefits and Perquisites
Health Care(6)	—	$21,913	—	$21,913

Total	$208,906	$10,760,118	$5,522,770	$1,151,913

Lee E. Beckelman

		Change of Control
		Qualifying	Death or
Executive Benefits and Payments Upon Termination	Retirement	Termination(1)	Disability

Compensation
Earned Bonus(2)	—	$150,000	—
Base Salary and Target Bonus	—	$900,000	—
Long-term Incentives (unvested and accelerated)
Stock Options(3)	$84,906	$84,906	$84,906
Restricted Stock(4)
Performance-Based	—	$693,981	$380,634
Time Vested	—	$631,342	$631,342
Cash Performance Award(5)	—	$180,000	$180,000
Benefits and Perquisites
Health Care(6)	—	$21,913	—

Total	$84,906	$2,662,142	$1,276,882

Brian A. Matusek

		Change of Control
		Qualifying	Death or
Executive Benefits and Payments Upon Termination	Retirement	Termination(1)	Disability

Compensation
Earned Bonus(2)	—	$155,000	—
Base Salary and Target Bonus	—	$930,000	—
Long-term Incentives (unvested and accelerated)
Stock Options(3)	$90,810	$90,810	$90,810
Restricted Stock(4)
Performance-Based	—	$735,293	$413,691
Time Vested	—	$623,257	$623,257
Cash Performance Award(5)	—	$180,000	$180,000
Benefits and Perquisites
Health Care(6)	—	$21,913	—

Total	$90,810	$2,736,273	$1,307,758

Norman A. Mckay

		Change of Control
		Qualifying	Death or
Executive Benefits and Payments Upon Termination	Retirement	Termination(1)	Disability

Compensation
Earned Bonus(2)	—	$155,000	—
Base Salary and Target Bonus	—	$930,000	—
Long-term Incentives (unvested and accelerated)
Stock Options(3)	$59,882	$59,882	$59,882
Restricted Stock (Time Vested)(4)	—	$239,261	$239,261
Restricted Stock Units(4)
Performance-Based	—	$581,812	$290,906
Time Vested	—	$290,906	$290,906
Cash Performance Award(5)	—	$140,000	$140,000
Benefits and Perquisites
Health Care(6)	—	$22,770	—

Total	$59,882	$2,419,631	$1,020,955

Steven W. Muck

		Change of Control
		Qualifying	Death or
Executive Benefits and Payments Upon Termination	Retirement	Termination(1)	Disability

Compensation
Earned Bonus(2)	—	$125,000	—
Base Salary and Target Bonus	—	$750,000	—
Long-term Incentives (unvested and accelerated)
Stock Options(3)	$80,084	$80,084	$80,084
Restricted Stock(4)
Performance-Based	—	$653,594	$383,467
Time Vested	—	$718,009	$718,009
Cash Performance Award(5)	—	$140,000	$140,000
Benefits and Perquisites
Health Care(6)	—	$21,913	—

Total	$80,084	$2,488,600	$1,321,560

Gary M. Wilson

		Change of Control
		Qualifying	Death or
Executive Benefits and Payments Upon Termination	Retirement	Termination(1)	Disability

Compensation
Earned Bonus(2)	—	$155,000	—
Base Salary and Target Bonus	—	$930,000	—
Long-term Incentives (unvested and accelerated)
Stock Options(3)	$107,725	$107,725	$107,725
Restricted Stock(4)
Performance-Based	—	$778,268	$474,139
Time Vested	—	$519,059	$519,059
Cash Performance Award(5)	—	$140,000	$140,000
Benefits and Perquisites
Health Care(6)	—	$21,913	—

Total	$107,725	$2,651,965	$1,240,923

(1)	See the definition of “Qualifying Termination” on page 19.

(2)	The amounts provided under “Earned Bonus” represent a full year bonus with an assumed payout at target performance.

(3)	All stock options automatically become fully vested upon a change of control or an executive’s termination of service due to his or her death, disability or retirement. The number of options unvested and outstanding at year end for each Named Executive Officer is provided in column (c) of the table captioned “Outstanding Equity Awards at Fiscal Year-End” and the value of such awards has been calculated using the market closing price on December 29, 2006. Once vested, options are exercisable pursuant to the terms of the respective plans under which they were granted.

(4)	Upon a change of control or an executive’s termination of service due to his or her death or disability, time-vested and performance-based restricted stock and restricted stock units become fully vested and the restrictions deemed lapsed. For performance-based restricted stock and restricted stock units, the performance criteria is deemed to be met at maximum performance and payout if due to a change of control, and at target performance and payout if termination is due death or disability. The number of performance-based restricted stock/units and time-vested restricted stock/units that are unvested and outstanding at year end for each Named Executive Officer is provided in columns (i) and (g), respectively, of the table captioned “Outstanding Equity Awards at Fiscal Year-End” and the value of such awards has been calculated using the market closing price on December 29, 2006.

(5)	The cash performance award granted pursuant to the Hanover 2005 LTI Program will automatically become fully vested upon a change of control or an executive’s termination of service due to his or her death or disability at target performance.

(6)	Health care benefits are the reimbursement of COBRA monthly premiums for an 18 month period as stated in the executive’s COC Agreement with the exception of Norman Mckay who is an international employee and covered under another program. The calculations are based on 2007 COBRA premiums.

Director Compensation

					Change in
					Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other	Total
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	($)
(a)	(b)(1)	(c)(2)	(d)(2)	(e)	(f)	(g)	(h)

I. Jon Brumley(3)	$55,000	$65,047	$31,027				$151,074
Ted Collins, Jr.(3)	$44,000	$65,047	$31,027				$140,074
Margaret K. Dorman(5)	$56,500	$66,217	$26,790				$149,507
Robert R. Furgason(3)	$43,500	$65,047	$31,027				$139,574
Victor E. Grijalva(6)	$49,000	$87,867	$90,813				$227,680
Gordon T. Hall(3)	$150,000	$65,047	$31,027				$246,074
Peter H. Kamin(4)	—	—	—				—
William C. Pate(4)	—	—	—				—
Stephen M. Pazuk(5)	$58,000	$66,217	$26,790				$151,007
L. Ali Sheikh(7)	$32,500	$14,670	—				$47,170
Alvin V. Shoemaker(8)	$18,125	$80,665	$46,693				$145,483

(1)	Chair retainer fees reflect the following change in service: Stephen Pazuk and Al Shoemaker served as co-chairs of the Finance Committee from January to May. Upon Mr. Shoemaker’s retirement in May, Stephen Pazuk assumed sole chair of the Finance Committee. Chair retainer fees also reflect the following changes that became effective in July 2006: Audit and Compensation Committee chairs receive $15,000 annually, paid quarterly; Finance and Governance Committee chairs receive $10,000 annually, paid quarterly. Meeting fees reflect the following change that became effective in July 2006: $1,500 paid for all in-person and telephonic board and committee meetings.

(2)	The value of restricted stock and option awards are based on the dollar amount expensed for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) (other than expected forfeitures are not considered in the above table), and includes amounts attributable to the vesting of awards granted each year from 2002 through 2006. Assumptions used in the calculation of these amounts are included in the footnotes to financial statements included in Hanover’s Annual Report on Form 10-K. Except to the extent necessary to meet the tax obligation upon vesting, restricted stock must be retained by a director until service as a director concludes. The actual value of restricted stock ultimately realized by each director will vary based on fluctuations in the market price of Hanover’s common stock. If Hanover declares a dividend on shares of the common stock, holders of restricted stock will be entitled to receive such dividends whether or not such shares of restricted stock have vested.

(3)	Messrs. Brumley, Collins, Furgason and Hall have 22,185 stock options outstanding and 12,500 restricted stock awards outstanding.

(4)	Messrs. Kamin and Pate were elected January 1, 2007.

(5)	Mr. Pazuk and Ms. Dorman have 16,000 stock options outstanding and 12,500 restricted stock awards outstanding.

(6)	Mr. Grijalva has 147,000 stock options outstanding and 14,500 restricted stock awards outstanding.

(7)	Mr. Sheikh was elected March 20, 2006 and has 6,500 restricted stock awards outstanding.

(8)	Mr. Shoemaker retired in May 2006. All unvested stock options and restricted stock awards vested upon retirement.

There were no forfeitures of stock options or restricted stock by the directors during 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Hanover Common Stock

5% Stockholders

The following table provides as of April 24, 2007, information known by Hanover concerning the beneficial owners of more than 5% of the outstanding Hanover common stock. This information is based upon statements that have been filed with the SEC pursuant to Section 13(d) or Section 13(g) under the Securities Exchange Act of 1934 or other information provided to Hanover.

	Number of Shares		Approximate
Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class

Dimensional Fund Advisors Inc.	6,419,310	(1)	6.0%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
EGI-HC, L.L.C.	9,375,000	(2)	8.8%
Two North Riverside Plaza, Suite 600
Chicago, Illinois 60606
T. Rowe Price Associates, Inc.	6,580,100	(3)	6.2%
100 East Pratt Street
Baltimore, Maryland 21202
ValueAct Capital Master Fund, L.P.	11,604,600	(4)	10.9%
435 Pacific Avenue, Fourth Floor
San Francisco, California 94133
FMR Corp.	10,639,721	(5)	10.0%
82 Devonshire Street
Boston, Massachusetts 02109

(1)	Dimensional Fund Advisors Inc. (“Dimensional”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and as such provides investment advice to certain investment companies and serves as investment manager to certain commingled group trusts and separate accounts (the “Funds”). In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of

Hanover that are owned by the Funds and may be deemed to be the beneficial owner. All securities reported in the table above are owned by the Funds, and Dimensional disclaims beneficial ownership of such securities.

(2)	EGI-Fund (05-07) Investors, L.L.C., a Delaware limited liability company (“Fund 05-07”) is the managing member of EGI-HC, L.L.C., a Delaware limited liability company (“EGI-HC”). SZ Investments, L.L.C., a Delaware limited liability company (“SZI”) is the managing member of Fund 05-07. SZI is indirectly owned by various trusts established for the benefit of Samuel Zell and his family (the “Trusts”). The trustee of each of the Trusts is Chai Trust Company, L.L.C., an Illinois limited liability company (“Chai Trust”). Fund 05-07, SZI, EGI-HC and Chai Trust share voting power and dispositive power over the shares owned beneficially by them.

(3)	T. Rowe Price Associates, Inc. (“TRP”) reports sole voting power with respect to 825,500 shares and sole investment power with respect to all shares. TRP serves as an investment advisor to individual and institutional clients and does not serve as custodian of the assets of any of its clients. With respect to securities owned by any one of the registered investment companies sponsored by TRP, only State Street Bank and Trust Company, as custodian, has the right to receive any dividends or proceeds from the sale of such securities. No other person is known to have such right, except that the shareholders of these funds participate proportionately in any dividends and distributions so paid. Any and all discretionary authority that has been delegated to TRP may be revoked in whole or in part at any time. Not more than 5% of the class of such securities is owned by any one client subject to TRP’s investment advice.

(4)	ValueAct Capital Master Fund III, L.P. directly owns 1,725,500 shares of Hanover common stock, and these shares may also be deemed to be beneficially owned by (i) VA Partners III, LLC as General Partner of ValueAct Capital Master Fund III, L.P., (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund III, L.P. and (iii) ValueAct Capital Management, LLC as General Partner of ValueAct Capital Management, L.P. Jeffrey W. Ubben, Peter H. Kamin and George F. Hamel, Jr. are Managing Members of VA Partners III, LLC and ValueAct Capital Management, LLC. The reporting persons share voting and dispositive power and disclaim beneficial ownership of the reported stock except to the extent of their pecuniary interest therein.

ValueAct Capital Master Fund, L.P. directly owns 9,879,100 shares of Hanover common stock, and these shares may also be deemed to be beneficially owned by (i) VA Partners, LLC as General Partner of ValueAct Capital Master Fund, L.P., (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P. and (iii) ValueAct Capital Management, LLC as General Partner of ValueAct Capital Management, L.P. Jeffrey W. Ubben, Peter H. Kamin and George F. Hamel, Jr. are Managing Members of VA Partners, LLC and ValueAct Capital Management, LLC. The reporting persons share voting and dispositive power and disclaim beneficial ownership of the reported stock except to the extent of their pecuniary interest therein.

(5)	Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 10,170,173 shares of Hanover common stock as a result of acting as investment adviser to various investment companies (the “Funds”). Edward C. Johnson III and FMR Corp. have sole dispositive power of such shares but not voting power. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.

Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR Corp., is the beneficial owner of 469,548 shares Hanover common stock as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson III and FMR Corp. have sole voting and dispositive power of such shares.

Securities Owned by Directors and Officers

The following table provides information, as of April 24, 2007, regarding the beneficial ownership of Hanover’s common stock by each of its directors, each of its executive officers named in the Summary Compensation Table on page 14, and all of Hanover’s current directors and executive officers as a group.

Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Shares	Vested	Unvested					Percentage
	Owned	Restricted	Restricted	Stock	Indirect		Total	of
Name of Beneficial Owner	Directly	Stock(1)	Stock(2)	Options(3)	Ownership		Ownership	Ownership

Non-Employee Directors
I. Jon Brumley	31,000	8,000	12,500	15,185	—		66,685	*
Ted Collins, Jr.	334,631	8,000	12,500	15,185	6,000	(4)	376,316	*
Margaret K. Dorman	—	8,000	12,500	9,000	—		29,500	*
Robert R. Furgason	13,600	8,000	12,500	15,185	400	(5)	49,685	*
Victor E. Grijalva	60,000	13,000	14,500	138,333	—		225,833	*
Gordon T. Hall	51,600	8,000	12,500	15,185	—		87,285	*
Peter H. Kamin (elected 1/1/2007)	—	—	—	—	11,604,600	(6)	11,604,600	10.9%
William C. Pate (elected 1/1/2007)	—	—	—	—	—	(7)	—	*
Stephen M. Pazuk	—	8,000	12,500	9,000	—		29,500	*
L. Ali Sheikh	—	—	6,500	—	—		6,500	*
Officers
John E. Jackson	1,649	104,987	306,739	178,432	—		591,807	*
Lee E. Beckelman	1,000	10,977	67,660	13,318	—		92,955	*
Brian A. Matusek	6,599	24,784	71,919	9,883	—		113,185	*
Norman A. Mckay	—	9,668	55,532	4,334	—		69,534	*
Steven W. Muck	121	15,362	72,610	27,913	—		116,006	*
Gary M. Wilson	—	15,117	66,489	12,767	—		94,373	*
All directors and executive officers as a group (19 persons)							13,715,281	12.9%

*	Less than 1%

(1)	Pursuant to Hanover’s stock ownership guidelines, non-employee directors must retain restricted stock (except for sales to provide for the payment of taxes due upon vesting) until their service as a director concludes.

(2)	Restricted stock awards vest on the anniversary date of grant, have no less than a three-year vesting period from the original date of grant and are subject to the following terms:

(a)	Non-employee directors have voting power, but not dispositive power (except to the extent necessary to meet the tax obligation upon vesting) until their service as a director concludes.

(b)	Officers have voting power and once vested, dispositive power (subject to Hanover’s stock ownership guidelines as described beginning on page 13).

(3)	Shares that can be acquired immediately or within 60 days of April 24, 2007 through the exercise of stock options (subject to Hanover’s stock ownership guidelines as described beginning on page 13).

(4)	Shares held in trust for the benefit of Mr. Collins’ two children; Mr. Collins is the trustee of such trust but disclaims beneficial ownership.

(5)	Shares held by Dr. Furgason’s wife. Dr. Furgason disclaims beneficial ownership of these shares.

(6)	These are shares owned by ValueAct Capital Master Fund, L.P. Due to Mr. Kamin’s position as a Managing Member of VA Partners, LLC and ValueAct Capital Management, L.P., he may be deemed to beneficially own these shares.

(7)	Mr. Pate is Chief Investment Officer of Equity Group Investments, L.L.C. (“EGI”), but disclaims beneficial ownership of the shares that are owned by EGI.

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

			Number of Shares
	Original	Shares Previously	Reserved for Issuance	Weighted-	Shares
	Number of	Issued Pursuant to	Upon the Exercise of	Average	Available
	Shares	Stock Option	Outstanding Stock	Exercise	for Future
Plan or Agreement Name	Issuable(#)	Exercises(#)	Options(#)	Price($)	Grants(#)

1998 Stock Option Plan	520,000	98,048	167,476	$13.47	*
December 9, 1998 Stock Option Plan	700,000	469,664	138,534	$9.75	*
1999 Stock Option Plan	600,000	50,428	90,278	$14.50	*

*	The Board of Directors terminated authority to make future grants under these plans on May 15, 2003.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Hanover’s Code of Ethics requires all employees, including its officers and non-employee directors, to avoid situations that may impact their ability to carry out their duties in an independent and objective fashion. Any circumstances that have the potential to compromise their ability to perform independently must be disclosed and approved pursuant to the policy established by the Audit Committee. This policy is made available to all employees. In addition, the Company distributes Director and Officer Questionnaires at least annually to elicit related party information. The Questionnaire requires that responses be updated to the extent circumstances change.

Hanover has a policy on related party transactions to provide guidance and set standards for the approval and reporting of transactions between the Company and individuals with a direct or indirect affiliation with the Company and to ensure that those transactions are in the best interest of the Company. Hanover’s policy requires that its subsidiaries report all related party transactions to the Financial Reporting Department on a quarterly basis. Additionally, certain related party transactions must be approved by executive management or the Audit Committee. Sales to or purchases from a related party that are not on standard terms and at market rates require the prior approval of the Chief Executive Officer or the Chief Financial Officer. The Audit Committee must approve any transactions between the Company and the Chief Executive Officer or the Chief Financial Officer.

The Nominating and Governance Committee assesses director independence each year by considering all direct or indirect business relationships between Hanover and each director (including his or her immediate family), as well as relationships with other for-profit concerns and charitable organizations. With the Nominating and Governance Committee’s recommendation, the board makes a determination relating to the independence of its members, which is based on applicable laws, regulations, Hanover’s Governance Principles and the rules of the New York Stock Exchange.

During the Nominating and Governance Committee’s most recent review of independence, the following relationships were considered:

•	The Nominating and Governance Committee reviewed the business transactions between Hanover and Encore Acquisition Company (“Encore”), a New York Stock Exchange traded company engaged in the development of onshore North American oil and natural gas reserves. Jon Brumley, a director of Hanover, is the Chairman of the Board of Encore. During the years ended December 31, 2006, 2005, and 2004, Hanover recorded revenue from sales to Encore of approximately $3.5 million, $0.0 million and $0.0 million. The Nominating and Governance Committee determined that Hanover’s commercial business with Encore, which falls well below 2% of either company’s revenues for fiscal year 2006, was immaterial to both companies.

•	Ted Collins, Jr., a director of Hanover, owns 100% of Azalea Partners, which owns approximately 15% of Energy Transfer Group, LLC, which is referred to herein as “ETG,” a privately held company engaged in power generation and compression projects. In 2006, 2005 and 2004, Hanover recorded sales of approximately $46.9 million, $25.5 million and $7.7 million, respectively, related to equipment leases and sales to ETG. In addition, Hanover and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership, each party is responsible for its obligations as a co-owner. As manager of the facility, Hanover received revenues related to the facility and distributed to

ETG its net share of the operating cash flow of $0.7 million, $0.5 million, and $0.8 million during 2006, 2005 and 2004, respectively.

•	The board determined that no charitable organizations with which any member of the board or their immediate family members were affiliated during 2006 received support from Hanover.

Based on its review, the Nominating and Governance Committee has determined that the following directors are independent: I. Jon Brumley, Margaret K. Dorman, Robert R. Furgason, Victor E. Grijalva, Gordon T. Hall, William C. Pate, Peter H. Kamin, Stephen M. Pazuk and L. Ali Sheikh.

Mr. Jackson is not independent by virtue of his role as President and Chief Executive Officer of Hanover. Although Mr. Collins meets the New York Stock Exchange’s specific guidelines for independence, the Nominating and Governance Committee, in its discretion, has determined that the level of commercial transactions between Hanover and ETG warranted finding Mr. Collins not independent.

Item 14.	Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by Hanover’s independent registered public accounting firm, PricewaterhouseCoopers LLP, and the member firms of PricewaterhouseCoopers and their respective affiliates, which is referred to in this Item 14 as “PwC,” that were charged or allocated to Hanover for 2006 and 2005:

Types of Fees	FY 2006	FY 2005
	(In thousands)

Audit fees(a)	$3,209	$3,724
Audit-related fees(b)	4	47
Tax fees(c)	65	147
All other fees(d)	2	2

Total fees:	$3,280	$3,920

(a)	Audit fees include fees incurred related to audits and reviews of financial statements that we are required to file with the SEC, audit of internal control over financial reporting, statutory audits of certain of our subsidiaries’ financial statements as required under local regulations and other services which PwC provides as our principal auditor, including issuance of comfort letters, and assistance with and review of documents filed with the SEC.

(b)	Audit-related fees include fees billed by PwC related to employee benefit plan consent issued for 2006 and audit performed for 2005.

(c)	Tax fees include fees billed by PwC primarily related to tax compliance and consulting services.

(d)	All other fees include fees billed by PwC related to software licensing agreements.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by Hanover’s independent registered public accounting firm. This policy generally provides that Hanover will not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specific types of services that are expected to be provided by Hanover’s independent registered public accounting firm during the next twelve months. Any such pre-approval is detailed as to the particular services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee’s practice is to consider for approval, at its regularly scheduled meetings, all audit and non-audit services proposed to be provided by Hanover’s independent registered public accounting firm. In situations where a matter cannot wait until the next regularly scheduled committee meeting, the chairman of the Audit Committee has been delegated authority to consider and, if appropriate, approve up to $50,000 in audit and non-audit services. All services performed by Hanover’s independent registered public accounting firm in 2006 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are filed as part of this report or incorporated herein by reference:

1. The consolidated financial statements of the Company listed on page 61 of our Form 10-K incorporated herein by reference.

2. The financial schedule on page 34 of this report.

3. The exhibits of the Company listed below.

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc., and Ulysses Sub, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2007.
3.1	Certificate of Incorporation of the Hanover Compressor Holding Co., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.2	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Holding Co., dated December 8, 1999, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.3	Certificate of Amendment of Certificate of Incorporation of Hanover Compressor Company, dated July 11, 2000, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2001.
3.4	Amended and Restated Bylaws of the Company, dated March 10, 2004, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
4.2	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among the Company, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
4.4	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
4.5	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between the Company and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.6	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.7	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.8	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.9	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

4.10	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31,. 2003.
4.11	Senior Indenture, dated as of December 15, 2003, among the Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.12	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.13	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.14	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between the Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.15	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.16	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.17	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.18	Fourth Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 7 1/2% Senior Notes due 2013, dated as of March 31, 2006, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2006.
4.19	Form of Note for the 7 1/2% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2006.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Credit Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.4	Guarantee and Collateral Agreement, dated as of November 21, 2005, among the Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A. as Collateral Agent, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.5	First Amendment and Consent, dated as of June 27, 2006 with respect to the Hanover Compressor Company and Hanover Compression Limited Partnership Credit Agreement dated November 21, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.6	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

10.7	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.8	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.9	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.10	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.11	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.12	Guarantee, dated as of August 31, 2001, made by the Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.15	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.16	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among the Company, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.
10.17	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.18	Common Securities Guarantee Agreement, dated as of December 15, 1999, by the Company, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.
10.19	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.20	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.21	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., the Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2001.

Exhibit
Number	Description

10.22	Amendment No. 2, dated as of July 8, 2005 to Purchase Agreement by and among the Company, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. and Schlumberger Oilfield Holdings Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.
10.23	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.24	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.††
10.25	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.26	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.27	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-32092) on Form S-8 filed with the SEC on March 10, 2000.††
10.28	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.29	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.30	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.31	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††
10.32	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††
10.33	Hanover Compressor Company 2006 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 24, 2006.††
10.34	First Amendment to be effective February 3, 2007 to the Hanover Compressor Company 2006 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2007. ††
10.35	Hanover Compressor Company 2006 Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006. ††
10.36	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.37	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.38	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.39	Gary M. Wilson letter dated July 29, 2005 relating to employment benefits. †† *
10.40	Gary M. Wilson letter dated October 10, 2006 relating to employment benefits. †† *
10.41	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††
10.42	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.††

Exhibit
Number	Description

10.43	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.44	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. ††
10.45	Letter to Brian Matusek regarding employment terms, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2005. ††
10.46	Employment Letter with Norrie Mckay effective as of May 16, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.††
10.47	Form of Change of Control Agreement dated July 29, 2005 between the Company and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2005.††
12.1	Computation of ratio of earnings to fixed charges.*
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct (the “Code of Ethics”), incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of PricewaterhouseCoopers LLP.**
23.3	Consent of Ernst & Young LLP.**
23.4	Consent of Ernst & Young LLP.**
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Financial Statements of WilPro Energy Services (PIGAP II) Limited.**
99.2	Financial Statements of WilPro Energy Services (El Furrial) Limited.**

*	Filed on February 28, 2007 as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

**	Filed herewith

††	Management contract or compensatory plan or arrangement

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

HANOVER COMPRESSOR COMPANY

By:	/s/ JOHN E. JACKSON John E. Jackson President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2007

Exhibit Index

Exhibit
Number	Description

23.2	Consent of PricewaterhouseCoopers LLP.
23.3	Consent of Ernst & Young LLP.
23.4	Consent of Ernst & Young LLP.
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of WilPro Energy Services (PIGAP II) Limited.
99.2	Financial Statements of WilPro Energy Services (El Furrial) Limited.