Form 10-Q
period 2007-03-31
HANOVER COMPRESSOR CO /
filed 2007-05-02
CIK 909413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except for par value and share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,935	$73,286
Accounts receivable, net of allowance of $5,323 and $4,938	313,019	283,073
Inventory, net	298,278	308,093
Costs and estimated earnings in excess of billings on uncompleted contracts	102,605	109,732
Current deferred income taxes	20,355	20,129
Other current assets	92,128	86,350

Total current assets	883,320	880,663
Property, plant and equipment, net	1,874,865	1,863,452
Goodwill, net	181,098	181,098
Intangible and other assets	56,133	55,702
Investments in non-consolidated affiliates	93,836	89,974

Total assets	$3,089,252	$3,070,889

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$4,072	$4,433
Current maturities of long-term debt	192,041	455
Accounts payable, trade	126,670	136,908
Accrued liabilities	139,740	147,320
Advance billings	133,789	170,859
Billings on uncompleted contracts in excess of costs and estimated earnings	84,916	94,123

Total current liabilities	681,228	554,098
Long-term debt	1,169,556	1,365,043
Other liabilities	55,964	48,953
Deferred income taxes	81,818	76,522

Total liabilities	1,988,566	2,044,616

Commitments and contingencies (Note 6)
Minority interest	11,991	11,991
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 106,717,000 and 103,825,732 shares issued, respectively	107	104
Additional paid-in capital	1,156,832	1,104,730
Accumulated other comprehensive income	13,611	12,983
Accumulated deficit	(77,885)	(99,565)
Treasury stock—458,756 and 449,763 common shares, at cost, respectively	(3,970)	(3,970)

Total common stockholders’ equity	1,088,695	1,014,282

Total liabilities and common stockholders’ equity	$3,089,252	$3,070,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues and other income:
U.S. rentals	$99,636	$91,643
International rentals	67,291	62,506
Parts, service and used equipment	81,340	49,271
Compressor and accessory fabrication	78,708	54,691
Production and processing equipment fabrication	133,238	78,619
Equity in income of non-consolidated affiliates	5,683	5,848
Gain on sale of business and other income	7,332	30,219

	473,228	372,797

Expenses:
U.S. rentals	38,877	38,091
International rentals	23,305	21,332
Parts, service and used equipment	66,845	41,062
Compressor and accessory fabrication	63,245	46,693
Production and processing equipment fabrication	111,538	68,963
Selling, general and administrative	51,794	48,055
Merger expenses	324	—
Depreciation and amortization	50,896	41,968
Interest expense	26,865	31,640
Foreign currency translation	(308)	(1,497)
Debt extinguishment costs	—	5,902

	433,381	342,209

Income from continuing operations before income taxes	39,847	30,588
Provision for income taxes	14,445	8,447

Income from continuing operations	25,402	22,141
Loss from discontinued operations, net of tax	—	(139)
Gain from sales of discontinued operations, net of tax	—	47

Income before cumulative effect of accounting changes	25,402	22,049
Cumulative effect of accounting changes, net of tax	—	370

Net income	$25,402	$22,419

Basic income per common share:
Income from continuing operations	$0.25	$0.22
Loss from discontinued operations, net of tax	—	—
Cumulative effect of accounting changes, net of tax	—	—

Net income	$0.25	$0.22

Diluted income per common share:
Income from continuing operations	$0.23	$0.22
Loss from discontinued operations, net of tax	—	—
Cumulative effect of accounting changes, net of tax	—	—

Net income	$0.23	$0.22

Weighted average common and equivalent shares outstanding:
Basic	103,405	100,759

Diluted	117,619	111,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net income	$25,402	$22,419
Other comprehensive income:
Foreign currency translation adjustment	628	347

Comprehensive income	$26,030	$22,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$25,402	$22,419
Adjustments:
Depreciation and amortization	50,896	41,968
Loss from discontinued operations, net of tax	—	92
Cumulative effect of accounting changes, net of tax	—	(370)
Bad debt expense	500	527
Gain on sale of property, plant and equipment	(4)	(698)
Equity in income of non-consolidated affiliates, net of dividends received	(767)	(1,848)
Loss on remeasurement of intercompany balances	588	524
Net realized gain on trading securities	(6,129)	(534)
Zero coupon subordinated notes accreted interest paid by refinancing	—	(86,084)
Gain on sale of business	—	(28,368)
Stock compensation expense	2,866	2,003
Pay-in-kind interest on zero coupon subordinated notes	—	6,282
Sales of trading securities	14,209	3,384
Purchases of trading securities	(8,080)	(2,850)
Deferred income taxes	5,900	2,105
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(28,883)	(31,155)
Inventory	9,828	(20,188)
Costs and estimated earnings versus billings on uncompleted contracts	(1,895)	(3,421)
Prepaid and other current assets	(5,409)	(9,363)
Accounts payable and other liabilities	(14,518)	(3,614)
Advance billings	(34,627)	34,605
Other	(4,643)	(2,832)

Net cash provided by (used in) continuing operations	5,234	(77,416)
Net cash used in discontinued operations	—	(92)

Net cash provided by (used in) operating activities	5,234	(77,508)

Cash flows from investing activities:
Capital expenditures	(72,746)	(57,765)
Proceeds from sale of property, plant and equipment	11,798	4,950
Cash invested in non-consolidated affiliates	(3,095)	—
Proceeds from sale of business	—	51,500

Net cash used in continuing operations	(64,043)	(1,315)
Net cash provided by discontinued operations	—	—

Net cash used in investing activities	(64,043)	(1,315)

Cash flows from financing activities:
Borrowings on revolving credit facilities	106,000	110,500
Repayments on revolving credit facilities	(63,000)	(29,000)
Proceeds from issuance of senior notes	—	150,000
Payments for debt issue costs	—	(3,906)
Repayment of zero coupon subordinated notes principal	—	(150,000)
Proceeds from stock options exercised	2,378	1,775
Stock-based compensation excess tax benefit	478	—
Borrowings (repayments) of other debt, net	(3,531)	398

Net cash provided by continuing operations	42,325	79,767
Net cash used in discontinued operations	—	—

Net cash provided by financing activities	42,325	79,767

Effect of exchange rate changes on cash and equivalents	133	(20)

Net increase (decrease) in cash and cash equivalents	(16,351)	924
Cash and cash equivalents at beginning of period	73,286	48,233

Cash and cash equivalents at end of period	$56,935	$49,157

Supplemental disclosure of non-cash transactions:
Conversion of debt to common stock	$46,089	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Hanover Compressor Company (“Hanover”, “we”, “us”, “our” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of Hanover for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. These interim results are not necessarily indicative of results for a full year.
Proposed Merger
On February 5, 2007, we entered into an Agreement and Plan Merger with Universal Compression Holdings, Inc., a Delaware corporation (“Universal”), Iliad Holdings, Inc., a Delaware corporation (“Iliad”), Hector Sub, Inc., a Delaware corporation (“Hanover Merger Sub”), and Ulysses Sub, Inc., a Delaware corporation (“Universal Merger Sub”). Iliad is a newly formed, wholly owned direct subsidiary of Universal, and Hanover Merger Sub and Universal Merger Sub are direct wholly owned subsidiaries of Iliad. If the transactions contemplated by the merger agreement are consummated, Hanover and Universal will become direct wholly owned subsidiaries of Iliad, and the stockholders of Hanover and Universal will become stockholders of Iliad. Although the proposed business combination is a merger of equals, we have been determined to be the acquirer for accounting purposes.
The proposed merger will constitute a change of control under our 2001A and 2001B equipment lease notes. Taken together, there was an aggregate of $383.0 million of these equipment lease notes and $11.9 million in related minority interest obligations outstanding as of March 31, 2007. Upon the change of control, unless earlier redeemed, the equipment trusts (with funds supplied by us) must make an offer to the noteholders to purchase the notes at 101% of the outstanding principal amount of the notes and related minority interest obligations plus accrued interest to the purchase date. We do not expect that the proposed merger will constitute a change of control under the provisions of any of our other debt obligations.
The merger agreement provides that, prior to the consummation of the merger, we may provide for cash retention bonuses to employees, including executive officers, not in excess of $10 million in the aggregate. Our Board of Directors adopted a retention bonus plan of up to $10 million which provides for awards to certain key employees if such individuals remain employed by Hanover or its successor through March 31, 2008, or are terminated without cause prior to such date. $8.7 million of retention awards were granted under this plan in the first quarter of 2007.
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
Investors are cautioned that the representations, warranties and covenants included in the merger agreement were made by Hanover and Universal to each other. These representations, warranties and covenants were made as of specific dates and only for purposes of the merger agreement and are subject to important exceptions and limitations, including a contractual standard of materiality different from that generally relevant to investors, and are qualified by information in confidential disclosure schedules that the parties exchanged in connection with the execution of the agreement. In addition, the representations and warranties may have been included in the merger agreement for the purpose of allocating risk between us and Universal, rather than to establish matters as facts. The merger agreement is described in our Form 10-K for the year ended December 31, 2006 and has been filed with the SEC only to provide investors with information regarding its terms and conditions, and, except for its status as a contractual document that establishes and governs the legal relationship among the parties thereto with respect to the mergers, not to provide any other factual information regarding us, Universal or our respective businesses or the actual conduct of our respective businesses during the pendency of the merger agreement. Investors are not third-party beneficiaries under the merger agreement and should not rely on the representations and warranties in the merger agreement as characterizations of the actual state of facts about us or Universal. Furthermore, investors should not rely on the covenants in the merger agreement as actual limitations on our business, because we may take certain actions that are either expressly permitted in the confidential disclosure letters to the merger agreement or as otherwise consented to by Universal, which consent may be given without prior notice to the public.
The merger agreement has been unanimously approved by both companies’ boards of directors and Iliad filed an initial joint proxy statement/prospectus on Form S-4 relating to the proposed merger and other annual meeting matters of each of Hanover and Universal with the Securities and Exchange Commission on March 30, 2007. Consummation of the transactions contemplated by the merger agreement is subject to certain conditions that are set forth in the merger agreement, including the approval of the stockholders of Hanover and Universal and customary regulatory approvals such as the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“Hart-Scott-Rodino Act”). We received a request for additional information from the Antitrust Division of the U.S. Department of Justice regarding the proposed merger under the notification requirements of the Hart-Scott-Rodino Act. Issuance of a second request is not unusual for a transaction of this size, and we intend to cooperate fully and respond promptly. We remain optimistic that the merger will proceed and expect a closing within the third quarter of 2007.
Earnings Per Common Share
Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted income per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options to purchase common stock, restricted stock, convertible senior notes and convertible subordinated notes, unless their effect would be anti-dilutive.
The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income per common share (in thousands):

	Three Months Ended
	March 31,
	2007		2006
Weighted average common shares outstanding—used in basic income per common share	103,405		100,759
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	1,510		1,086
On conversion of convertible subordinated notes due 2029	3,121		*	*
On conversion of convertible senior notes due 2008	*	*	*	*
On conversion of convertible senior notes due 2014	9,583		9,583

Weighted average common shares and dilutive potential common shares— used in dilutive income per common share	117,619		111,428

**	Excluded from diluted income per common share as the effect would have been anti-dilutive.
Net income for the diluted earnings per share calculation for the quarter ended March 31, 2007 is adjusted to add back interest expense and amortization of financing costs totaling $1.6 million, net of tax, relating to the Company’s convertible senior notes due 2014 and convertible subordinated notes due 2029. Net income for the diluted earnings per share calculation for the quarter ended March 31, 2006 is adjusted to add back interest expense and amortization of financing costs totaling $1.8 million, net of tax, relating to the Company’s convertible senior notes due 2014.
The table below indicates the potential shares of common stock issuable which were excluded from net dilutive potential shares of common stock issuable as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net dilutive potential common shares issuable:
On exercise of options-exercise price greater than average market value at end of period	31	134
On conversion of convertible subordinated notes due 2029	—	4,825
On conversion of convertible senior notes due 2008	4,370	4,370

	4,401	9,329

Stock Options and Stock-based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.
On January 1, 2006, we recorded the cumulative effect of a change in accounting related to our adoption of SFAS 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.
Stock Options
Upon the adoption of SFAS 123(R), the remaining fair value of unvested options granted prior to the date of adoption are being amortized to expense ratably over the remaining vesting period. For options granted after the date of adoption, the fair value will be amortized to expense ratably over the vesting period. Options granted typically vest over a three to four-year period and are exercisable over a ten-year period. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
Restricted Stock Awards
For grants of restricted stock and stock-settled restricted units, we recognize compensation expense over the vesting period equal to the fair value of the restricted stock at the date of grant. For restricted stock and stock-settled restricted stock units that vest based on performance, we record an estimate of the compensation expense to be expensed over the vesting period related to these grants. The compensation expense recognized in our statements of operations is adjusted for changes in our estimate of the number of performance stock that will vest.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2007 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
2. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2007	2006
Parts and supplies	$133,452	$135,632
Work in progress	149,412	162,096
Finished goods	15,414	10,365

	$298,278	$308,093

As of March 31, 2007 and December 31, 2006 we had inventory reserves of approximately $11.4 million and $11.9 million, respectively.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Compression equipment, facilities and other rental assets	$2,622,476	$2,587,377
Land and buildings	111,135	107,444
Transportation and shop equipment	91,777	89,673
Other	59,503	58,788

	2,884,891	2,843,282
Accumulated depreciation	(1,010,026)	(979,830)

	$1,874,865	$1,863,452

As of March 31, 2007, the compression assets owned by entities that lease equipment to us but, pursuant to our adoption of FIN 46, are included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $338.2 million, including improvements made to these assets after the sale leaseback transactions.
4. DEBT
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Bank credit facility due November 2010	$63,000	$20,000
4.75% convertible senior notes due 2008*	192,000	192,000
4.75% convertible senior notes due 2014*	143,750	143,750
8.625% senior notes due 2010**	200,000	200,000
7.5% senior notes due 2013**	150,000	150,000
9.0% senior notes due 2014**	200,000	200,000
2001A equipment lease notes, interest at 8.5%, due September 2008	133,000	133,000
2001B equipment lease notes, interest at 8.75%, due September 2011	250,000	250,000
7.25% convertible subordinated notes due 2029*	36,899	84,803
Fair value adjustment — fixed to floating interest rate swaps	(7,316)	(8,732)
Other, interest at various rates, collateralized by equipment and other assets	264	677

	1,361,597	1,365,498
Less—current maturities	(192,041)	(455)

Long-term debt	$1,169,556	$1,365,043

*	Securities issued by Hanover (parent company).

**	Securities issued by Hanover (parent company) and guaranteed by Hanover Compression Limited Partnership (“HCLP”).
As of March 31, 2007, we had $63.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facility bore interest at a weighted average rate of 7.0% and 6.9% at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, we also had approximately $204.9 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (1) $50 million in unsecured indebtedness, (2) $100 million of indebtedness of international subsidiaries and (3) $35 million of secured purchase money indebtedness. Additional borrowings of up to $182.1 million were available under that facility as of March 31, 2007.
On March 29, 2007, we entered into an amendment to our $450 million bank credit facility due 2010, in which the lenders waived the restrictions in the credit agreement to the consummation of the merger with Universal. The amendment also provides for an increase in the limit of the incremental term loan facility from $300 million to $425 million, and it allows us to request an increase of up to $100 million in the revolving bank credit facility. The incremental term loan facility and increase to the revolving bank credit facility has not been syndicated. The amendment further permits us to use up to $425 million of the proceeds from the incremental term loan and revolving credit facility for payment of the 2001A and 2001B compression equipment lease obligations.
As of March 31, 2007, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facility or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 permit us at a minimum, (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility (which is $50 million less than the full capacity under that facility), plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2007, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow us to incur a certain amount of additional indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.
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
The 2013 Senior Notes are our general unsecured senior obligations and rank equally in right of payment with all of our other senior debt. The 2013 Senior Notes are effectively subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the 2013 Senior Notes. The 2013 Senior Notes are guaranteed on a senior subordinated basis by HCLP. The 2013 Senior Notes rank equally in right of payment with our 8.625% Senior Notes due 2010 and 9.0% Senior Notes due 2014 and the guarantee of the 2013 Senior Notes by HCLP ranks equally in right of payment with the guarantee of the 8.625% Senior Notes due 2010 and 9.0% Senior Notes due 2014 by HCLP. The indenture under which the 2013 Senior Notes were issued contains various financial covenants which limit, among other things, our ability to incur additional indebtedness or sell assets.
7.25% Convertible Junior Subordinated Notes due 2029
In December 2006 and February 2007, we announced irrevocable calls for redemption in the first quarter of 2007 of a portion of our 7.25% Convertible Junior Subordinated Notes due 2029 (“Jr. TIDES Notes”). All of the Jr. TIDES Notes are owned by the Hanover Compressor Capital Trust (the “Trust”), a subsidiary of ours. The Trust is required to use the proceeds to redeem its 7.25% Convertible Preferred Securities (“TIDES Preferred Securities”) and its 7.25% Convertible Common Securities (“TIDES Common Securities”). Hanover owns all of the TIDES Common Securities. Of the $49.2 million of TIDES Preferred Securities called in the aggregate, $1.4 million was converted in December 2006 into 0.1 million shares of our common stock and the remainder was converted in the first quarter of 2007 into 2.7 million shares of our common stock.
In April 2007, we announced an irrevocable call for redemption in the second quarter of 2007 for an additional portion of our Jr. TIDES Notes. The Trust is required to use these proceeds to redeem $29 million of its TIDES Preferred Securities and a portion of its TIDES Common Securities.
5. ACCOUNTING FOR DERIVATIVES
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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2007 (dollars in thousands):

				Fair Value of
				Swap at
		Fixed Rate to be	Notional	March 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2007
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(3,781)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(3,535)
As of March 31, 2007, a total of approximately $1.6 million in accrued liabilities, $5.7 million in long-term liabilities and a $7.3 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of March 31, 2007, we estimated that the effective rate for the six-month period ending in June 2007 would be approximately 9.9%.
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
6. COMMITMENTS AND CONTINGENCIES
Hanover has issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum
		Potential
		Undiscounted
		Payments as of
	Term	March 31, 2007
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2009	$2,359
El Furrial (1)	2013	27,000
Other:
Performance guarantees through letters of credit (2)	2007-2010	208,162
Standby letters of credit	2007-2008	14,378
Commercial letters of credit	2007	9,586
Bid bonds and performance bonds (2)	2007-2012	113,242

		$374,727

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
As part of our acquisition of Production Operators Corporation (“POC”) in 2001, Hanover may be required to make a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover through 2016. To date we have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.
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

During 2006, the area in Nigeria where the Cawthorne Channel Project is located experienced unrest and violence and gas delivery from Shell to the Cawthorne Channel Project was stopped in June 2006. As a result, the Cawthorne Channel Project has not operated since early June 2006.
During the period ended March 31, 2007, we did not recognize any revenues related to the Cawthorne Channel Project and we received approximately $1.3 million in payments. Even though we believe we are entitled to rents from Global and have accordingly invoiced Global for rents, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project’s operations will restart and Global’s dependence on gas production by the Cawthorne Channel Project to pay its rents to us. Therefore, we billed but did not recognize revenue of approximately $4.2 million related to the Cawthorne Channel Project during the first quarter of 2007. Once the Cawthorne Channel Project goes back on-line, we will determine whether or not and how much revenue to recognize for the period it is on-line. Based on current long-term expectations of future run-time, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.
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
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. At March 31, 2007, we had net assets of approximately $70 million related to projects in Nigeria, a majority of which is related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.
In the ordinary course of business we are involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
7. RELATED PARTY TRANSACTIONS
Ted Collins, Jr., a Director of the Company, owns 100% of Azalea Partners, which owns approximately 15% of Energy Transfer Group, LLC (“ETG”). In the first quarter of 2006, we entered into an agreement to be ETG’s exclusive manufacturer of Dual Drive compressors and to provide marketing services for ETG. For the quarter ended March 31, 2007 and 2006, we recorded revenue of approximately $2.7 million and $11.4 million, respectively, related to equipment leases and sales to ETG. As of March 31, 2007 and December 31, 2006, we had receivable balances due from ETG of $2.8 million and $4.5 million, respectively. In addition, Hanover and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership each party is responsible for its obligations as a co-owner. In addition, Hanover is the designated manager of the facility. As manager, Hanover received revenues related to the facility and distributed to ETG its net share of the operating cash flow of zero, and $0.5 million for the quarter ended March 31, 2007 and 2006, respectively.
Jon Brumley, a Director of the Company, is the Chairman of the Board of Encore Acquisition Company (“Encore”). During the quarter ended March 31, 2007 and 2006, Hanover recorded revenue from sales to Encore of approximately $0.4 million and $0.2 million, respectively. As of March 31, 2007 and December 31, 2006 we had receivables from Encore of approximately $0.1 million and $0.2 miilion, respectively.
8. NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of March 31, 2007, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2007, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2007, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated results of operations, cash flows or financial position.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Differences between the amounts recognized in balance sheet prior to adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings (accumulated deficit). The adoption of FIN 48 on January 1, 2007 resulted in a reduction to stockholders’ equity of $3.7 million.
On the date of our adoption of FIN 48, we had $12.7 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Our policy is to classify interest and penalties in our provision for income taxes in our Consolidated Statements of Operations. We did not change our policy on the classification of interest and penalties in conjunction with our adoption of FIN 48. We had $1.1 million of accrued interest and $2.7 million of accrued penalties as of the date of our adoption of this Interpretation. Tax years beginning in 1999 are still subject to examination by major tax jurisdictions.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of FAS 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirement of FAS 157 are adopted concurrently with or prior to the adoption of SFAS 159. We are currently evaluating the provisions of SFAS 159.

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
We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses. Costs excluded from segment gross profit include selling, general and administrative, merger expenses, depreciation and amortization, interest, foreign currency translation, other expenses and income taxes. Revenues include sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.
The following tables present sales and other financial information by industry segment for the three months ended March 31, 2007 and 2006.

				Compressor	Production and
			Parts, Service	and	Processing Fabrication		Reportable
		International	and Used	Accessory	Surface		Segments
	U.S. Rentals	Rentals	Equipment	Fabrication	Equipment	Belleli	Total	Consolidated
	(In thousands of dollars)
March 31, 2007
Revenues from external customers	$99,636	$67,291	$81,340	$78,708	$35,603	$97,635	$460,213	$460,213
Gross profit	60,759	43,986	14,495	15,463	9,303	12,397	156,403	156,403

March 31, 2006
Revenues from external customers	$91,643	$62,506	$49,271	$54,691	$36,348	$42,271	$336,730	$336,730
Gross profit	53,552	41,174	8,209	7,998	5,884	3,772	120,589	120,589

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Total revenue for reportable segments	$460,213	$336,730
Gain on sale of business and other income (1)	13,015	36,067

Total consolidated revenues and other income	$473,228	$372,797

(1)	Includes equity in income of non-consolidated affiliates and gain on sale of business and other income.
10. DISPOSITIONS
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
11. GUARANTOR SUBSIDIARY
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

Condensed Consolidating Balance Sheet
March 31, 2007
(unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
ASSETS
Total current assets	$—	$433,304	$468,254	$(18,238)	$883,320

Property, plant and equipment, net	—	1,039,545	835,320	—	1,874,865
Investments in non-consolidated affiliates	—	—	93,836	—	93,836
Investments in affiliates	1,251,585	233,605	1,251,585	(2,736,775)	—
Intercompany receivables	781,455	400,099	700,058	(1,881,612)	—
Other assets	53,061	223,172	12,038	(51,040)	237,231

Total Long-term Assets	2,086,101	1,896,421	2,892,837	(4,669,427)	2,205,932

Total Assets	$2,086,101	$2,329,725	$3,361,091	$(4,687,665)	$3,089,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$211,073	$224,296	$264,269	$(18,410)	$681,228
Long-term debt	786,333	63,223	383,000	(63,000)	1,169,556
Intercompany payables	—	679,152	1,139,460	(1,818,612)	—
Other long-term liabilities	—	111,469	77,181	(50,868)	137,782

Total liabilities	997,406	1,078,140	1,863,910	(1,950,890)	1,988,566

Minority interest	—	—	11,991	—	11,991
Stockholders’ equity	1,088,695	1,251,585	1,485,190	(2,736,775)	1,088,695

Total Liabilities and Stockholders’ Equity	$2,086,101	$2,329,725	$3,361,091	$(4,687,665)	$3,089,252

Condensed Consolidating Balance Sheet
December 31, 2006

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
ASSETS
Total current assets	$—	$443,759	$444,561	$(7,657)	$880,663

Property, plant and equipment, net	—	1,027,123	836,329	—	1,863,452
Investments in non-consolidated affiliates	—	—	89,974	—	89,974
Investments in affiliates	1,227,369	216,536	1,227,369	(2,671,274)	—
Intercompany receivables	725,804	378,344	698,891	(1,803,039)	—
Other assets	53,649	220,921	12,038	(49,808)	236,800

Total Long-term Assets	2,006,822	1,842,924	2,864,601	(4,524,121)	2,190,226

Total Assets	$2,006,822	$2,286,683	$3,309,162	$(4,531,778)	$3,070,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$10,719	$270,413	$280,769	$(7,803)	$554,098
Long-term debt	981,821	20,222	383,000	(20,000)	1,365,043
Intercompany payables	—	666,250	1,116,789	(1,783,039)	—
Other long-term liabilities	—	102,429	72,708	(49,662)	125,475

Total liabilities	992,540	1,059,314	1,853,266	(1,860,504)	2,044,616

Minority interest	—	—	11,991	—	11,991
Stockholders’ equity	1,014,282	1,227,369	1,443,905	(2,671,274)	1,014,282

Total Liabilities and Stockholders’ Equity	$2,006,822	$2,286,683	$3,309,162	$(4,531,778)	$3,070,889

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007
(unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
Revenues	$—	$275,430	$184,783	$—	$460,213
Equity in income of non-consolidating affiliates	—	—	5,683	—	5,683
Gain on sale of business and other income	—	(232)	7,564	—	7,332

Revenues and other income	—	275,198	198,030	—	473,228
Costs and expenses	233	227,299	178,968	—	406,500
Other (income) expense:
Interest expense, net	16,818	1,255	8,792	—	26,865
Intercompany charges, net	(13,980)	26,636	(12,656)	—	—
Equity in (income) loss of affiliates	(27,413)	(19,064)	(27,413)	73,890	—
Other, net	—	146	(130)	—	16

Income from continuing operations before income taxes	24,342	38,926	50,469	(73,890)	39,847
Provision for (benefit from) income taxes	(1,060)	11,513	3,992	—	14,445

Income from continuing operations	25,402	27,413	46,477	(73,890)	25,402
Income (loss) from discontinued operations	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	—

Net income	$25,402	$27,413	$46,477	$(73,890)	$25,402

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2006
(unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
Revenues	$—	$227,190	$109,540	$—	$336,730
Equity in income of non-consolidating affiliates	—	—	5,848	—	5,848
Gain on sale of business and other income	—	29,251	968	—	30,219

Revenues and other income	—	256,441	116,356	—	372,797
Costs and expenses	233	199,990	105,941	—	306,164
Other (income) expense:
Interest expense, net	21,462	1,410	8,768	—	31,640
Debt extinguishment costs	—	5,902	—	—	5,902
Intercompany charges, net	(17,579)	24,480	(6,901)	—	—
Equity in (income) loss of affiliates	(22,327)	(800)	(22,327)	45,454	—
Other, net	—	(666)	(831)	—	(1,497)

Income from continuing operations before income taxes	18,211	26,125	31,706	(45,454)	30,588
Provision for (benefit from) income taxes	(4,208)	4,155	8,500	—	8,447

Income from continuing operations	22,419	21,970	23,206	(45,454)	22,141
Loss from discontinued operations	—	(13)	(79)	—	(92)
Cumulative effect of accounting change	—	370	—	—	370

Net income	$22,419	$22,327	$23,127	$(45,454)	$22,419

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
(Unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(5,096)	$25,857	$(15,527)	$—	$5,234
Net cash used in discontinued operations	—	—	—	—	—

Net cash provided by (used in) operating activities	(5,096)	25,857	(15,527)	—	5,234

Cash flows from investing activities:
Capital expenditures	—	(46,770)	(25,976)	—	(72,746)
Proceeds from sale of property, plant and equipment	—	11,789	9	—	11,798
Cash invested in non-consolidated affiliates	—	—	(3,095)	—	(3,095)

Net cash used in investing activities	—	(34,981)	(29,062)	—	(64,043)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facilities, net	—	43,000	—	—	43,000
Proceeds from stock options exercised	2,378	—	—	—	2,378
Stock-based compensation excess tax benefit	—	478	—	—	478
Capital contribution (distribution), net	2,718	(2,718)	—	—	—
Borrowings (repayments) between subsidiaries, net	—	(37,256)	37,256	—	—
Borrowings (repayments) on other debt, net	—	(2,655)	(876)	—	(3,531)

Net cash provided by financing activities	5,096	849	36,380	—	42,325

Effect of exchange rate changes on in cash and cash equivalents	—	—	133	—	133
Net decrease in cash and cash equivalents	—	(8,275)	(8,076)	—	(16,351)
Cash and cash equivalents at beginning of year	—	13,353	59,933	—	73,286

Cash and cash equivalents at end of year	$—	$5,078	$51,857	$—	$56,935

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006
(Unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(5,412)	$(82,312)	$10,308	$—	$(77,416)
Net cash used in discontinued operations	—	(92)	—	—	(92)

Net cash provided by (used in) operating activities	(5,412)	(82,404)	10,308	—	(77,508)

Cash flows from investing activities:
Capital expenditures	—	(29,486)	(28,279)	—	(57,765)
Proceeds from sale of property, plant and equipment	—	4,845	105	—	4,950
Proceeds from sale of business	—	51,500	—	—	51,500

Net cash provided by (used in) investing activities	—	26,859	(28,174)	—	(1,315)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facilities, net	—	81,500	—	—	81,500
Proceeds from the issuance of senior notes	—	150,000	—	—	150,000
Payments for debt issue costs	—	(3,906)	—	—	(3,906)
Proceeds from stock options exercised	1,775	—	—	—	1,775
Repayment of zero coupon subordinated notes principal	—	(150,000)	—	—	(150,000)
Stock-based compensation excess tax benefit	—	721	—	(721)	—
Capital contribution (distribution), net	3,637	(4,358)	—	721	—
Borrowings (repayments) between subsidiaries, net	—	(22,563)	22,563	—	—
Borrowings (repayments) on other debt, net	—	249	149	—	398

Net cash provided by financing activities	5,412	51,643	22,712	—	79,767

Effect of exchange rate changes on cash and cash equivalents	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	—	(3,902)	4,826	—	924
Cash and cash equivalents at beginning of year	—	10,724	37,509	—	48,233

Cash and cash equivalents at end of year	$—	$6,822	$42,335	$—	$49,157

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
Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:
•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	ability to obtain components used to fabricate our products;

•	our inability to implement certain business objectives, such as:
•	international expansion,

•	ability to timely and cost-effectively execute integrated projects,

•	integrating acquired businesses,

•	generating sufficient cash,

•	accessing the capital markets, and

•	refinancing existing or incurring additional indebtedness to fund our business;
•	our inability to consummate the proposed merger with Universal Compression Holdings, Inc;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.
Other factors in addition to those described in this Form 10-Q could also affect our actual results. You should carefully consider the risks and uncertainties described above and those described in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in evaluating our forward-looking statements.
You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2006 and the reports we file from time to time with the SEC after the date of this Form 10-Q. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
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
Proposed Merger
As discussed in Note 1 to the Consolidated Financial Statements, “Basis of Presentation – Proposed Merger,” on February 5, 2007, Hanover and Universal announced they entered into a definitive merger agreement. The merger agreement has been unanimously approved by both companies’ Boards of Directors and we remain optimistic that the merger will proceed and expect a closing within the third quarter of 2007. Completion of the merger is subject to certain conditions that are set forth in the merger agreement, including the approval of shareholders of both companies and customary regulatory approvals. For more information regarding the proposed merger and the terms of the merger agreement, please see Note 1 to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
Overview
Our revenue and other income in the first quarter of 2007 was $473.2 million compared to first quarter of 2006 revenue and other income of $372.8 million. Net income for the first quarter of 2007 was $25.4 million, or $0.23 per diluted share, compared with a net income of $22.4 million, or $0.22 per diluted share, in the first quarter of 2006.
In February 2006, we sold our U.S. amine treating rental assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million and recorded a gain of $28.4 million.
Total compression horsepower at March 31, 2007 was approximately 3,335,000, consisting of approximately 2,433,000 horsepower in the United States and approximately 902,000 horsepower internationally.
At March 31, 2007, Hanover’s total third-party fabrication backlog was approximately $772.5 million compared to approximately $807.6 million at December 31, 2006 and $660.4 million at March 31, 2006. The compressor and accessory fabrication backlog was approximately $354.0 million at March 31, 2007, compared to approximately $325.1 million at December 31, 2006, and $200.5 million at March 31, 2006. The backlog for production and processing equipment fabrication was approximately $418.5 million at March 31, 2007 compared to approximately $482.5 million at December 31, 2006, and $459.9 million at March 31, 2006.

Industry Conditions
The North American rig count decreased by 1% to 2,141 at March 31, 2007 from 2,171 at March 31, 2006, and the twelve-month rolling average North American rig count increased by 11% to 2,138 at March 31, 2007 from 1,934 at March 31, 2006. The twelve-month rolling average U.S. wellhead natural gas price decreased to $6.14 per Mcf at March 31, 2007 from $7.96 per Mcf at March 31, 2006. Despite the increase in the twelve-month rolling average North American rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment, which we believe is primarily the result of (1) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers, and (2) increases in purchases of compression equipment by oil and gas companies that have available capital. However, improved market conditions have led to improved pricing and demand for sales of equipment in the U.S. market.
Summary of Business Line Results
U.S. Rentals
(in thousands)

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)
Revenue	$99,636	$91,643	9%
Operating expense	38,877	38,091	2%

Gross profit	$60,759	$53,552	13%
Gross margin	61%	58%	3%
U.S. rental revenue, gross profit and gross margin increased during the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, due primarily to an improvement in market conditions that has led to an improvement in pricing.
International Rentals
(in thousands)

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)
Revenue	$67,291	$62,506	8%
Operating expense	23,305	21,332	9%

Gross profit	$43,986	$41,174	7%
Gross margin	65%	66%	(1)%
During the first quarter of 2007, international rental revenue and gross profit increased, compared to the first quarter of 2006, primarily due to increased rental activity in Brazil. Gross margin decreased primarily due to higher repair and maintenance costs in Argentina and lower revenues in Nigeria in the first quarter of 2007. No revenue related to our Nigerian Cawthorne Channel Project was recognized during the current quarter due to local civil unrest and uncertainty about when the project’s operations will go back on-line, however, we recorded expenses of $1.0 million related to maintaining the project (see further discussion in Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q).
Parts, Service and Used Equipment
(in thousands)

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)
Revenue	$81,340	$49,271	65%
Operating expense	66,845	41,062	63%

Gross profit	$14,495	$8,209	77%
Gross margin	18%	17%	1%
Parts, service and used equipment revenue and gross profit for the quarter ended March 31, 2007 were higher than the quarter ended March 31, 2006 primarily due to higher installation revenues and used rental equipment sales during the current quarter. Gross margin was higher in the first quarter of 2007 due to an increase in installation revenues at higher margins.

Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment sales and installation revenues. For the quarter ended March 31, 2007, parts and service revenue was $47.3 million with a gross margin of 24%, compared to $42.9 million and 26%, respectively, for the quarter ended March 31, 2006. Installations revenue and used rental equipment sales for the quarter ended March 31, 2007 was $34.0 million with a gross margin of 9%, compared to $6.4 million with a (44%) gross margin for the quarter ended March 31, 2006. The increase in sales and gross margin was primarily due to the completion of installation projects in the first quarter of 2007 at a higher margin primarily due to $3.0 million of cost overruns on installation jobs recorded in the first quarter of 2006 that did not reoccur in the first quarter of 2007. Our installation revenue and used rental equipment sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and timing of the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)
Revenue	$78,708	$54,691	44%
Operating expense	63,245	46,693	35%

Gross profit	$15,463	$7,998	93%
Gross margin	20%	15%	5%
For the quarter ended March 31, 2007, compression and accessory fabrication revenue, gross profit and gross margin increased primarily due to improved market conditions that led to higher sales levels, better pricing and an improvement in operating efficiencies. As of March 31, 2007, we had compression and accessory fabrication backlog of $354.0 million compared to $200.5 million at March 31, 2006.
Production and Processing Equipment Fabrication
(in thousands)

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)
Revenue	$133,238	$78,619	69%
Operating expense	111,538	68,963	62%

Gross profit	$21,700	$9,656	125%
Gross margin	16%	12%	4%
Production and processing equipment fabrication revenue, gross profit and gross margin for the quarter ended March 31, 2007 increased over the quarter ended March 31, 2006, primarily due to an increase in revenue and improved operating results at Belleli. Belleli’s revenue and gross profit increased for the quarter ended March 31, 2007 compared to the same period in 2006 due to improved market conditions. During the quarter ended March 31, 2007, Belleli’s revenue increased $55.4 million to $97.6 million and gross profit increased $8.6 million to $12.4 million compared to the quarter ended March 31, 2006.
As of March 31, 2007, we had a production and processing equipment fabrication backlog of $418.5 million compared to $459.9 million at March 31, 2006, including Belleli’s backlog of $321.0 million and $388.2 million at March 31, 2007 and 2006, respectively.
Gain on Sale of business and other income
Gain on sale of business and other income for the first quarter 2007 decreased to $7.3 million, compared to $30.2 million in the first quarter 2006. The decrease was primarily due to a gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006, partially offset by $5.6 million in higher gains on debt securities for currency conversions in the current quarter.
Expenses
Selling, general, and administrative expense (“SG&A”) for the first quarter of 2007 was $51.8 million, compared to $48.1 million in the first quarter of 2006. The increase in SG&A expense is primarily due to increased incentive compensation expenses and costs associated with the increase in business activity. As a percentage of revenue and other income, SG&A expense was 11% for the three months ended March 31, 2007 compared to 13% for the three months ended March 31, 2006.

Merger expenses related to our proposed merger with Universal Compression Holdings, Inc. were $0.3 million in the first quarter of 2007. Our Board of Directors adopted a retention bonus plan of up to $10 million which provides for awards to certain key employees if such individuals remain employed by Hanover or its successor through March 31, 2008, or are terminated without cause prior to such date. $8.7 million of retention awards were granted under this plan in the first quarter of 2007 and will be expensed evenly over the vesting period through March 31, 2008.
Depreciation and amortization expense for the first quarter 2007 increased to $50.9 million, compared to $42.0 million for the same period a year ago. First quarter 2007 depreciation and amortization expense increased primarily due to property, plant and equipment additions since March 31, 2006 and increased amortization of installation costs for projects that have come on line.
The decrease in our interest expense during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, was primarily due to debt repayments since March 31, 2006. In addition, our overall effective interest rate on outstanding debt decreased to 7.7% from 8.4% during the quarter ended March 31, 2007 and 2006, respectively. This decrease in the effective interest rate was primarily due to the March 2006 redemption of our 11% Zero Coupon Subordinated Notes using proceeds from our public offering of $150 million 7.5% Senior Notes due 2013 and borrowings under our bank credit facility.
Foreign currency translation for the three months ended March 31, 2007 and 2006 was a gain of $0.3 million and $1.5 million, respectively. The decrease in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar by a greater percentage in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2007.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Argentina	$(23)	$103
Italy	(634)	(1,118)
Venezuela	29	(280)
All other countries	320	(202)

Exchange gain	$(308)	$(1,497)

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
Debt extinguishment costs in the first quarter of 2006 of $5.9 million relate to the call premium to repay our 11% Zero Coupon Subordinated Notes due March 31, 2007.
Income Taxes
The provision for income taxes increased $6.0 million, to $14.4 million for the three months ended March 31, 2007 from $8.4 million for the three months ended March 31, 2006. Our effective income tax rates during the three months ended March 31, 2007 and 2006 were 36% and 28%, respectively. The change in the effective tax rate was primarily due to the following factors: (1) the impact of change in loss jurisdictions, (2) the reversal of approximately $2.4 million of tax issues based reserves that were resolved in March of 2007 and (3) the change in the weight of our U.S. income (loss), including the gain on the sale of our U.S. amine treating business that was recorded in the first quarter of 2006, compared to total income.
Due to our income from the results of U.S. operations in 2006 and our expectations for income in 2007 and future years, we reached the conclusion in the fourth quarter of 2006 that it is more likely than not that our net deferred tax assets in the U.S. would be realized. Previously, because of cumulative tax losses in the U.S., we were not able to reach the “more likely than not” criteria of SFAS 109 and had recorded a valuation allowance on our net U.S. deferred tax assets. We have recorded valuation allowances for certain deferred tax assets that are not likely to be realized. If we are required to record and/or release additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.
Cumulative Effect of Accounting Change, Net of Tax
On January 1, 2006, we recorded the cumulative effect of change in accounting related to our adoption of SFAS 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.

LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $56.9 million at March 31, 2007 compared to $73.3 million at December 31, 2006. Working capital decreased to $202.1 million at March 31, 2007 from $326.6 million at December 31, 2006. The decrease in working capital was primarily attributable to an increase in current maturities of long-term debt (discussed below), partially offset by a decrease in advanced billings.
Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the table below (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net cash provided by (used in) continuing operations:
Operating activities	$5,234	$(77,416)
Investing activities	(64,043)	(1,315)
Financing activities	42,325	79,767
Effect of exchange rate changes on cash and cash equivalents	133	(20)
Net cash (used in) provided by discontinued operations	—	(92)

Net change in cash and cash equivalents	$(16,351)	$924

The increase in cash provided by operating activities for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to the March 2006 payment of $86.1 million of interest that had accreted from August 31, 2001 to March 31, 2006 on our 11% Zero Coupon Subordinated Notes, which were redeemed in the first quarter of 2006.
The increase in cash used in investing activities during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to higher capital expenditures in the current period and proceeds received from the sale of our amine treating business during the three months ended March 31, 2006.
Cash provided by financing activities decreased for the three months ended March 31, 2007 as compared to the three months ended 2006 primarily due to the use of our bank credit facility for a portion of the redemption of our 11% Zero Coupon Subordinated Notes, including the payment of accreted interest in the first quarter of 2006.
We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $325 million to $375 million on net capital expenditures during 2007 including (1) rental equipment fleet additions and (2) approximately $70 million to $80 million on equipment maintenance capital. Projected maintenance capital for 2007 includes the current year cost of our program to refurbish a minimum of 200,000 horsepower of idle U.S. compression equipment. Subsequent to December 31, 2006, there have been no other significant changes to our obligations to make future payments under existing contracts.
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
Our 4.75% Convertible Senior Notes with an aggregate principal amount of $192 million are due on March 15, 2008 and therefore are classified as current maturities of long-term debt on our condensed consolidated balance sheet as of March 31, 2007. We are currently evaluating our options regarding payment of these notes and currently expect to refinance the notes before their maturity date.
The proposed merger with Universal will constitute a change of control under our 2001A and 2001B equipment lease notes. Taken together, there was an aggregate of $383.0 million of these equipment lease notes and $11.9 million in related minority interest obligations outstanding as of March 31, 2007. Upon the change of control, unless earlier redeemed, the equipment trusts (with funds supplied by us) must make an offer to the noteholders to purchase the notes at 101% of the outstanding principal amount of the notes and related minority interest obligations plus accrued interest to the purchase date. The proposed merger will not constitute a change of control under the provisions of any of our other debt obligations.
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
Our bank credit facility provides for a $450 million revolving credit facility in which U.S. dollar-denominated advances bear interest at our option, at (1) the greater of the Administrative Agent’s prime rate or the federal funds effective rate plus an applicable margin (“ABR”), or (2) the Eurodollar rate (“LIBOR”), in each case plus an applicable margin ranging from 0.375% to 1.5%, with respect to ABR loans, and 1.375% to 2.5%, with respect to LIBOR loans, in each case depending on our consolidated leverage ratio. Euro-denominated advances bear interest at the Eurocurrency rate, plus an applicable margin ranging from 1.375% to 2.5%, depending on our consolidated leverage ratio. A commitment fee ranging from 0.375% to 0.5%, depending on our consolidated leverage ratio, times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility.
As of March 31, 2007, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2007 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
As of March 31, 2007, we had $63.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facility bore interest at a weighted average rate of 7.0% and 6.9% at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, we also had approximately $204.9 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (1) $50 million in unsecured indebtedness, (2) $100 million of indebtedness of international subsidiaries and (3) $35 million of secured purchase money indebtedness. Additional borrowings of up to $182.1 million were available under that facility as of March 31, 2007.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 permit us at a minimum, (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility (which is $50 million less than the full capacity under that facility), plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2007, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow us to incur a certain amount of additional indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.
As of March 31, 2007, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s
Outlook	Positive	Positive
Senior implied rating	B1	BB-
Liquidity rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	Ba3, LGD 3	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	Ba3, LGD 3	B+
4.75% convertible senior notes due 2008	B3, LGD 5	B
4.75% convertible senior notes due 2014	B3, LGD 5	B
8.625% senior notes due 2010	B2, LGD 4	B
9.0% senior notes due 2014	B2, LGD 4	B
7.5% senior notes due 2013	B2, LGD 4	B
7.25% convertible subordinated notes due 2029*	B3, LGD 6	B-

*	Rating is on the TIDES Preferred Securities issued by Hanover Compressor Capital Trust, a trust that we sponsored.
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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2007 (dollars in thousands):

				Fair Value of
				Swap at
		Fixed Rate to be	Notional	March 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2007
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(3,781)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(3,535)
As of March 31, 2007, a total of approximately $1.6 million in accrued liabilities, $5.7 million in long-term liabilities and a $7.3 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of March 31, 2007, we estimated that the effective rate for the six-month period ending in June 2007 would be approximately 9.9%.

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
For the quarter ended March 31, 2007, our Argentine operations represented approximately 3% of our revenue and other income and 5% of our gross profit. For the quarter ended March 31, 2007, our Venezuelan operations represented approximately 8% of our revenue and other income and 11% of our gross profit. At March 31, 2007, we had approximately $14.3 million and $28.2 million in accounts receivable related to our Argentine and Venezuelan operations.
The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could result in reductions in our net income.
Foreign currency translation for the three months ended March 31, 2007 and 2006 was a gain of $0.3 million and $1.5 million, respectively. The decrease in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar by a greater percentage in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2007.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Argentina	$(23)	$103
Italy	(634)	(1,118)
Venezuela	29	(280)
All other countries	320	(202)

Exchange gain	$(308)	$(1,497)

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
During 2006, the area in Nigeria where the Cawthorne Channel Project is located experienced unrest and violence and gas delivery from Shell to the Cawthorne Channel Project was stopped in June 2006. As a result, the Cawthorne Channel Project has not operated since early June 2006.
During the period ended March 31, 2007, we did not recognize any revenues related to the Cawthorne Channel Project and we received approximately $1.3 million in payments. Even though we believe we are entitled to rents from Global and have accordingly invoiced Global for rents, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project’s operations will restart and Global’s dependence on gas production by the Cawthorne Channel Project to pay its rents to us. Therefore, we billed but did not recognize revenue of approximately $4.2 million related to the Cawthorne Channel Project during the first quarter of 2007. Once the Cawthorne Channel Project goes back on-line, we will determine whether or not and how much revenue to recognize for the period it is on-line. Based on current long-term expectations of future run-time, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.
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
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. At March 31, 2007, we had net assets of approximately $70 million related to projects in Nigeria, a majority of which is related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of March 31, 2007, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2007, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2007, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated results of operations, cash flows or financial position.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Differences between the amounts recognized in balance sheet prior to adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings (accumulated deficit). The adoption of FIN 48 on January 1, 2007 resulted in a reduction to stockholders’ equity of $3.7 million.
On the date of our adoption of FIN 48, we had $12.7 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Our policy is to classify interest and penalties in our provision for income taxes in our Consolidated Statements of Operations. We did not change our policy on the classification of interest and penalties in conjunction with our adoption of FIN 48. We had $1.1 million of accrued interest and $2.7 million of accrued penalties as of the date of our adoption of this Interpretation. Tax years beginning in 1999 are still subject to examination by major tax jurisdictions.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of FAS 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirement of FAS 157 are adopted concurrently with or prior to the adoption of SFAS 159. We are currently evaluating the provisions of SFAS 159.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting Hanover, see Item 7A, “Quantitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006. Hanover’s exposure to market risk has not changed materially since December 31, 2006.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 1, 2007 holders of the 7.25% Convertible Preferred Securities due 2029 (“TIDES Preferred Securities”) of Hanover Compressor Capital Trust (the “Trust”) converted approximately $23,200 in aggregate principal amount of TIDES Preferred Securities into 1,297 shares of Hanover common stock. The shares of common stock were issued solely to holders of the TIDES Preferred Securities upon conversion of the TIDES Preferred Securities pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended, which is available since the shares of common stock were exchanged by the Company with its existing security holders exclusively where no commission or other remunerations was paid or given directly or indirectly for soliciting such an exchange.
Item 6: Exhibits
(a) Exhibits

2.1	Agreement and Plan of Merger, dated February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc., and Ulysses Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Hanover Compressor Company on February 5, 2007).

10.1	Second Amendment, dated as of March 29, 2007, to the Credit Agreement among the Company, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JP Morgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto. *

10.2	Retention Bonus Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Hanover Compressor Company on March 21, 2007).

10.3	Form of Retention Bonus Award Letter (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Hanover Compressor Company on March 21, 2007).

10.4	First Amendment to Hanover Compressor Company 2006 Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Hanover Compressor Company on February 5, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HANOVER COMPRESSOR COMPANY
Date: May 2, 2007

By:	/s/ JOHN E. JACKSON John E. Jackson President and Chief Executive Officer

Date: May 2, 2007

By:	/s/ LEE E. BECKELMAN Lee E. Beckelman Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc., and Ulysses Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Hanover Compressor Company on February 5, 2007).

10.1	Second Amendment, dated as of March 29, 2007, to the Credit Agreement among the Company, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JP Morgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto. *

10.2	Retention Bonus Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Hanover Compressor Company on March 21, 2007).

10.3	Form of Retention Bonus Award Letter (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Hanover Compressor Company on March 21, 2007).

10.4	First Amendment to Hanover Compressor Company 2006 Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Hanover Compressor Company on February 5, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.