Form 10-Q
period 2007-06-30
HANOVER COMPRESSOR CO /
filed 2007-08-01
CIK 909413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____.
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
Large accelerated ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of July 25, 2007: 109,171,713 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except for par value and share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,784	$73,286
Accounts receivable, net of allowance of $5,567 and $4,938, respectively	353,100	283,073
Inventory, net	317,028	308,093
Costs and estimated earnings in excess of billings on uncompleted contracts	129,246	109,732
Current deferred income taxes	23,323	20,129
Other current assets	93,473	86,350

Total current assets	969,954	880,663
Property, plant and equipment, net	1,887,905	1,863,452
Goodwill, net	181,043	181,098
Intangible and other assets	54,093	55,702
Investments in non-consolidated affiliates	99,449	89,974

Total assets	$3,192,444	$3,070,889

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,522	$4,433
Current maturities of long-term debt	192,000	455
Accounts payable, trade	122,982	136,908
Accrued liabilities	164,588	147,320
Advance billings	130,555	170,859
Billings on uncompleted contracts in excess of costs and estimated earnings	115,601	94,123

Total current liabilities	731,248	554,098
Long-term debt	1,140,957	1,365,043
Other liabilities	61,995	48,953
Deferred income taxes	86,390	76,522

Total liabilities	2,020,590	2,044,616
Commitments and contingencies (Note 6)
Minority interest	11,991	11,991
Common stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 109,587,563 and 103,825,732 shares issued, respectively	110	104
Additional paid-in capital	1,200,724	1,104,730
Accumulated other comprehensive income	14,820	12,983
Accumulated deficit	(51,821)	(99,565)
Treasury stock—469,652 and 449,763 common shares, at cost, respectively	(3,970)	(3,970)

Total common stockholders’ equity	1,159,863	1,014,282

Total liabilities and common stockholders’ equity	$3,192,444	$3,070,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues and other income:
U.S. rentals	$99,562	$93,073	$199,198	$184,716
International rentals	69,645	67,520	136,936	130,026
Parts, service and used equipment	72,664	55,737	154,004	105,008
Compressor and accessory fabrication	139,508	70,128	218,216	124,819
Production and processing equipment fabrication	122,595	103,653	255,833	182,272
Equity in income of non-consolidated affiliates	6,279	5,230	11,962	11,078
Gain on sale of business and other income	5,465	10,330	12,797	40,549

	515,718	405,671	988,946	778,468

Expenses:
U.S. rentals	40,258	36,729	79,135	74,820
International rentals	27,675	23,691	50,980	45,023
Parts, service and used equipment	56,036	45,061	122,881	86,123
Compressor and accessory fabrication	106,016	58,482	169,261	105,175
Production and processing equipment fabrication	104,336	89,203	215,874	158,166
Selling, general and administrative	56,240	49,783	108,034	97,838
Merger expenses	3,065	—	3,389	—
Depreciation and amortization	52,772	43,077	103,668	85,045
Interest expense	26,775	29,287	53,640	60,927
Foreign currency translation	319	(2,236)	11	(3,733)
Debt extinguishment costs	—	—	—	5,902
Other	—	1,204	—	1,204

	473,492	374,281	906,873	716,490

Income from continuing operations before income taxes and minority interest	42,226	31,390	82,073	61,978
Provision for income taxes	16,162	9,546	30,607	17,993

Income from continuing operations before minority interest	26,064	21,844	51,466	43,985
Minority interest, net of taxes	—	(93)	—	(93)

Income from continuing operations	26,064	21,751	51,466	43,892
Loss from discontinued operations, net of tax	—	(63)	—	(202)
Gain from sales of discontinued operations, net of tax	—	16	—	63

Income before cumulative effect of accounting changes	26,064	21,704	51,466	43,753
Cumulative effect of accounting changes, net of tax	—	—	—	370

Net income	$26,064	$21,704	$51,466	$44,123

Basic income per common share:
Income from continuing operations	$0.25	$0.21	$0.49	$0.44
Loss from discontinued operations, net of tax	—	—	—	—
Cumulative effect of accounting changes, net of tax	—	—	—	—

Net income	$0.25	$0.21	$0.49	$0.44

Diluted income per common share:
Income from continuing operations	$0.23	$0.21	$0.46	$0.43
Loss from discontinued operations, net of tax	—	—	—	—
Cumulative effect of accounting changes, net of tax	—	—	—	—

Net income	$0.23	$0.21	$0.46	$0.43

Weighted average common and equivalent shares outstanding:
Basic	105,889	101,017	104,631	100,888

Diluted	118,054	112,052	117,828	111,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$26,064	$21,704	$51,466	$44,123
Other comprehensive income:
Foreign currency translation adjustment	1,209	(4,283)	1,837	(3,936)

Comprehensive income	$27,273	$17,421	$53,303	$40,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$51,466	$44,123
Adjustments:
Depreciation and amortization	103,668	85,045
Loss from discontinued operations, net of tax	—	139
Cumulative effect of accounting changes, net of tax	—	(370)
Minority interests	—	93
Bad debt expense	1,000	2,249
Gain on sale of property, plant and equipment	(3,263)	(10,594)
Equity in (income) loss of non-consolidated affiliates, net of dividends received	(6,379)	255
Gain on remeasurement of intercompany balances	(192)	(1,539)
Net realized gain on trading securities	(10,313)	(1,491)
Zero coupon subordinated notes accreted interest paid by refinancing	—	(86,084)
Gain on sale of business	—	(28,476)
Stock compensation expense	6,190	4,117
Pay-in-kind interest on zero coupon subordinated notes	—	6,282
Sales of trading securities	23,593	9,641
Purchase of trading securities	(13,280)	(8,150)
Deferred income taxes	5,788	7,175
Changes in assets and liabilities:
Accounts receivable and notes	(67,375)	(8,588)
Inventory	(9,493)	(37,156)
Costs and estimated earnings versus billings on uncompleted contracts	1,402	14,681
Prepaid and other current assets	(6,175)	(15,175)
Accounts payable and other liabilities	7,176	9,678
Advance billings	(37,180)	42,519
Other	(3,806)	(3,639)

Net cash provided by continuing operations	42,827	24,735
Net cash used in discontinued operations	—	(139)

Net cash provided by operating activities	42,827	24,596

Cash flows from investing activities:
Capital expenditures	(142,197)	(119,289)
Proceeds from sale of property, plant and equipment	21,223	19,621
Cash invested in non-consolidated affiliates	(3,095)	—
Proceeds from sale of business	—	52,125

Net cash used in continuing operations	(124,069)	(47,543)
Net cash provided by discontinued operations	—	—

Net cash used in investing activities	(124,069)	(47,543)

Cash flows from financing activities:
Borrowings on revolving credit facilities	198,400	110,500
Repayments on revolving credit facilities	(144,400)	(88,500)
Proceeds from issuance of senior notes	—	150,000
Payments for debt issue costs	—	(3,832)
Repayment of zero coupon subordinated notes principal	—	(150,000)
Proceeds from stock options exercised	5,813	3,834
Stock-based compensation excess tax benefit	1,576	—
Proceeds (repayments) of other debt, net	(615)	7,526

	Six Months Ended
	June 30,
	2007	2006
Net cash provided by continuing operations	60,774	29,528
Net cash used in discontinued operations	—	—

Net cash provided by financing activities	60,774	29,528

Effect of exchange rate changes on cash and equivalents	966	623

Net increase (decrease) in cash and cash equivalents	(19,502)	7,204
Cash and cash equivalents at beginning of period	73,286	48,233

Cash and cash equivalents at end of period	$53,784	$55,437

Supplemental disclosure of non-cash transactions:
Conversion of debt to common stock	$84,392	$—

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
Proposed Merger
On February 5, 2007, we entered into an Agreement and Plan Merger with Universal Compression Holdings, Inc., a Delaware corporation (“Universal”), Exterran Holdings, Inc. (formerly known as Iliad Holdings, Inc.), a Delaware corporation and a wholly owned subsidiary of Universal (“Exterran”), and two wholly-owned subsidiaries of Exterran. If the transactions contemplated by the merger agreement are consummated, Hanover and Universal will become wholly owned subsidiaries of Exterran, and the stockholders of Hanover and Universal will become stockholders of Exterran. Although the proposed business combination is a merger of equals, we determined that Hanover will be the acquirer for accounting purposes.
Hanover and Universal have each made customary representations, warranties and covenants in the merger agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the merger agreement and the consummation of the mergers and covenants not to engage in certain kinds of transactions during that period. We have agreed with Universal to certain exceptions to the limitations contained in these covenants, including (1) permitting us to redeem our 7.25% Convertible Junior Subordinated Debentures due 2029 and (2) commencing on September 1, 2007, permitting us to repurchase in the open market up to $100 million aggregate principal amount of our outstanding 4.75% Convertible Senior Notes due 2008, subject to certain limitations. In addition, Hanover and Universal have made certain additional customary covenants to one another, including, among others, covenants, subject to certain exceptions, (A) not to solicit proposals relating to alternative business combination transactions, (B) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions, (C) to cause stockholder meetings to be held to consider approval of the mergers and the other transactions contemplated by the merger agreement and (D) for our respective Boards of Directors to recommend adoption of the merger agreement by our respective stockholders.
Investors are cautioned that the representations, warranties and covenants included in the merger agreement were made by Hanover and Universal to each other. These representations, warranties and covenants were made as of specific dates and only for purposes of the merger agreement and are subject to important exceptions and limitations, including a contractual standard of materiality different from that generally relevant to investors, and are qualified by information in confidential disclosure schedules that the parties exchanged in connection with the execution of the agreement. In addition, the representations and warranties may have been included in the merger agreement for the purpose of allocating risk between us and Universal, rather than to establish matters as facts. The merger agreement is described in our Form 10-K for the year ended December 31, 2006, and an amendment to the merger agreement dated June 25, 2007 is described in our Form 8-K filed June 25, 2007. The merger agreement has been filed with the SEC only to provide investors with information regarding its terms and conditions, and, except for its status as a contractual document that establishes and governs the legal relationship among the parties thereto with respect to the mergers, not to provide any other factual information regarding us, Universal or our respective businesses or the actual conduct of our respective businesses during the pendency of the merger agreement. Investors are not third-party beneficiaries under the merger agreement and should not rely on the representations and warranties in the merger agreement as characterizations of the actual state of facts about us or Universal. Furthermore, investors should not rely on the covenants in the merger agreement as actual limitations on our business, because we may take certain actions that are either expressly permitted in the confidential disclosure letters to the merger agreement or as otherwise consented to by Universal, which consent may be given without prior notice to the public.

The proposed merger will constitute a change of control under our 2001A and 2001B equipment lease notes. Taken together, there were an aggregate of $383.0 million of these equipment lease notes and $11.9 million in related minority interest obligations outstanding as of June 30, 2007. Within thirty days of a change of control, the equipment trusts (with funds supplied by us) must make an offer to the noteholders to purchase the notes at 101% of the outstanding principal amount of the notes and related minority interest obligations plus accrued interest to the purchase date unless the obligations of the equipment trusts have been earlier satisfied and discharged. We do not expect that the proposed merger will constitute a change of control under the provisions of any of our other debt obligations.
The completion of the proposed merger will result in the acceleration of vesting of certain long-term incentive awards held by employees, including executive officers. At June 30, 2007, there was approximately $17.5 million of unrecognized compensation expense related to long-term incentive awards of which the remaining unamortized amount will be subject to acceleration and expensed upon completion of the proposed merger. Additionally, if executives with change of control agreements are terminated or if the executive resigns for good reason, they will be entitled to change of control payments based on their contract agreement.
The merger agreement provides that, prior to the consummation of the merger, we may provide for cash retention bonuses to employees, including executive officers, not in excess of $10 million in the aggregate. Our Board of Directors adopted a retention bonus plan of up to $10 million which provides for awards to certain key employees if such individuals remain employed by Hanover or its successor through March 31, 2008, or are terminated without cause prior to such date. As of June 30, 2007, $8.9 million of retention awards have been granted under this plan. During the three and six months ended June 30, 2007, we expensed $2.1 million and $2.5 million, respectively, related to the retention bonus plan.
The merger agreement has been unanimously approved by both companies’ boards of directors and Exterran filed a joint proxy statement/prospectus on Form S-4 relating to the proposed merger and other annual meeting matters of each of Hanover and Universal with the Securities and Exchange Commission that was declared effective on July 10, 2007. During the second quarter, both companies received notice that the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to their proposed merger has been terminated. Termination of the waiting period satisfies a condition to the closing of the merger. Both companies’ shareholders of record as of June 28, 2007 will be asked to vote on the proposed merger at their respective annual shareholders’ meetings on August 16, 2007. We remain optimistic that the merger will proceed and expect a closing within the third quarter of 2007.
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
The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding—used in basic income per common share	105,889	101,017	104,631	100,888
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	1,721	1,452	1,615	1,269
On conversion of convertible senior notes due 2008	**	**	**	**
On conversion of convertible subordinated notes due 2029	861	**	1,999	**
On conversion of convertible senior notes due 2014	9,583	9,583	9,583	9,583

Weighted average common shares and dilutive potential common shares— used in diluted income per common share	118,054	112,052	117,828	111,740

**	Excluded from diluted income per common share as the effect would have been anti-dilutive.

Net income for the diluted earnings per share calculation for the three and six month periods ended June 30, 2007 is adjusted to add back interest expense and amortization financing costs totaling $1.2 million and $2.7 million, respectively, net of tax, relating to the Company’s convertible senior notes due 2014 and convertible subordinated notes due 2029. Net income for the diluted earnings per share calculation for the three and six month periods ended June 30, 2006 is adjusted to add back interest expense and amortization financing costs totaling $1.8 million and $3.6 million, respectively, net of tax, relating to the Company’s convertible senior notes due 2014.
The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net dilutive potential common shares issuable:
On exercise of options-exercise price greater than average market value at end of period	28	48	28	58
On conversion of convertible subordinated notes due 2029	—	4,825	—	4,825
On conversion of convertible senior notes due 2008	4,370	4,370	4,370	4,370

	4,398	9,243	4,398	9,253

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
Incentive Plans
Hanover has employee stock incentive plans that provide for the granting of restricted stock, stock-settled restricted units and options to purchase common shares. In May 2007, the Board of Directors approved grants of awards under the 2006 Stock Incentive Plan to certain employees, including our executive officers, as part of an incentive compensation program. The grants included, in the aggregate, approximately 0.6 million shares of restricted stock or stock-settled restricted stock units. The completion of the proposed merger will not result in the acceleration of vesting of grants made in May 2007. A description of long-term stock-based incentive awards and related activity within each is provided below. At June 30, 2007, approximately 4.3 million shares were available for grant in future periods under the 2006 Stock Incentive Plan.
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
Restricted Stock Awards
For grants of restricted stock and stock-settled restricted units, we recognize compensation expense over the vesting period equal to the fair value of the restricted stock at the date of grant. The weighted-average fair value of restricted stock awards granted during the three and six months ended June 30, 2007 was $22.32 and $22.28, respectively.

For restricted stock and stock-settled restricted stock units that vest based on performance, we record an estimate of the compensation expense to be expensed over the vesting period related to these grants. The compensation expense recognized in our statements of operations is adjusted for changes in our estimate of the number of performance stock that will vest. After the adoption of SFAS 123(R), performance stock awards are expensed based on the original grant date value of the awards. No performance stock awards were granted during the three and six month periods ended June 30, 2007.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2007 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
2. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2007	2006
Parts and supplies	$135,602	$135,632
Work in progress	163,020	162,096
Finished goods	18,406	10,365

	$317,028	$308,093

As of June 30, 2007 and December 31, 2006, we had inventory reserves of approximately $11.5 million and $11.9 million, respectively.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Compression equipment, facilities and other rental assets	$2,671,420	$2,587,377
Land and buildings	113,274	107,444
Transportation and shop equipment	94,575	89,673
Other	61,083	58,788

	2,940,352	2,843,282
Accumulated depreciation	(1,052,447)	(979,830)

	$1,887,905	$1,863,452

As of June 30, 2007, the compression assets owned by entities that lease equipment to us but, pursuant to our adoption of FIN 46, are included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $335.2 million, including improvements made to these assets after the sale leaseback transactions.

4. DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Bank credit facility due November 2010	$74,000	$20,000
4.75% convertible senior notes due 2008*	192,000	192,000
4.75% convertible senior notes due 2014*	143,750	143,750
8.625% senior notes due 2010**	200,000	200,000
7.5% senior notes due 2013**	150,000	150,000
9.0% senior notes due 2014**	200,000	200,000
2001A equipment lease notes, interest at 8.5%, due September 2008	133,000	133,000
2001B equipment lease notes, interest at 8.75%, due September 2011	250,000	250,000
7.25% convertible junior subordinated notes due 2029*	—	84,803
Fair value adjustment — fixed to floating interest rate swaps	(10,015)	(8,732)
Other, interest at various rates, collateralized by equipment and other assets	222	677

	1,332,957	1,365,498
Less-current maturities	(192,000)	(455)

Long-term debt	$1,140,957	$1,365,043

*	Securities issued by Hanover (parent company).

**	Securities issued by Hanover (parent company) and guaranteed by Hanover Compression Limited Partnership (“HCLP”).
As of June 30, 2007, we had $74.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facility bore interest at a weighted average rate of 6.7% and 6.9% at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, we also had approximately $233.8 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (1) $50 million in unsecured indebtedness, (2) $100 million of indebtedness of international subsidiaries and (3) $35 million of secured purchase money indebtedness. Additional borrowings of up to $142.2 million were available under that facility as of June 30, 2007.
On March 29, 2007, we entered into an amendment to our $450 million bank credit facility due 2010 in which the lenders waived the restrictions in the credit agreement to the consummation of the merger with Universal. The amendment also provides for an increase in the limit of the incremental term loan facility from $300 million to $425 million, and it allows us to request an increase of up to $100 million in the revolving bank credit facility. The incremental term loan facility and increase to the revolving bank credit facility has not been syndicated. The amendment further permits us to use up to $425 million of the proceeds from the incremental term loan and revolving credit facility for payment of the 2001A and 2001B compression equipment lease obligations.
Our 4.75% Convertible Senior Notes with an aggregate principle amount of $192 million are due March 15, 2008 and therefore are classified as current maturities of long-term debt on our condensed consolidated balance sheet as of June 30, 2007. We are currently evaluating our options regarding payment of these notes.
As of June 30, 2007, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facility or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 permit us at a minimum, (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility (which is $50 million less than the full capacity under that facility), plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2007, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow us to incur a certain amount of additional indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.
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
7.25% Convertible Junior Subordinated Notes due 2029
Beginning December 2006 through May 2007, we announced a series of irrevocable calls for redemption of portions of our 7.25% Convertible Junior Subordinated Notes due 2029 (“Jr. TIDES Notes”). The Jr. TIDES Notes were owned by the Hanover Compressor Capital Trust (the “Trust”), a subsidiary of ours. The Trust was required to use 4.8 million Hanover common shares to redeem its 7.25% Convertible Preferred Securities (“TIDES Preferred Securities”). All of the $86.3 million of Jr. TIDES Notes have now been called.
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

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2007 (dollars in thousands):

				Fair Value of
		Fixed Rate to be	Notional	Swap at
Floating Rate to be Paid	Maturity Date	Received	Amount	June 30, 2007
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(5,125)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,890)
As of June 30, 2007, a total of approximately $2.7 million in accrued liabilities, $7.3 million in long-term liabilities and a $10.0 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of June 30, 2007, we estimated that the effective rate for the six-month period ending in December 2007 would be approximately 10.0%.
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
6. COMMITMENTS AND CONTINGENCIES
Hanover has issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2007
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2009	$1,328
El Furrial (1)	2013	26,017
Other:
Performance guarantees through letters of credit (2)	2007-2010	246,715
Standby letters of credit	2007-2008	14,498
Commercial letters of credit	2007	3,725
Bid bonds and performance bonds (2)	2007-2012	112,496

		$404,779

(1)	We have guaranteed the amount included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
During 2006, the area in Nigeria where the Cawthorne Channel Project is located experienced unrest and violence and gas delivery from Shell to the Cawthorne Channel Project was stopped from June 2006 to June 2007. As a result, the Cawthorne Channel Project did not operate from early June 2006 to June 2007. In July 2007, we received some gas from Shell and we have begun processing the gas received.
During the six months ended June 30, 2007, we did not recognize any revenues related to the Cawthorne Channel Project and we received approximately $1.3 million in payments. Even though we believe we are entitled to rents from Global and have accordingly invoiced Global for rents, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project’s operations will be fully operational and Global’s dependence on gas production by the Cawthorne Channel Project to pay its rents to us. Therefore, we billed but did not recognize revenue of approximately $8.4 million related to the Cawthorne Channel Project during the six months ended June 30, 2007. When the Cawthorne Channel Project is on-line, we will determine whether or not and how much revenue to recognize for the period it is on-line. Based on current long-term expectations of future run-time, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.
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
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. At June 30, 2007, we had net assets of approximately $68 million related to projects in Nigeria, a majority of which is related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.
In the ordinary course of business we are involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
7. RELATED-PARTY TRANSACTIONS
Ted Collins, Jr., a Director of the Company, owns 100% of Azalea Partners, which owns approximately 15% of Energy Transfer Group, LLC (“ETG”). In the first quarter of 2006, we entered into an agreement to be ETG’s exclusive manufacturer of Dual Drive compressors and to provide marketing services for ETG. During the six months ended June 30, 2007 and 2006, we recorded revenue of approximately $4.1 million and $21.7 million, respectively, related to equipment lease and sales to ETG. As of June 30, 2007 and December 31, 2006, we had receivable balances due from ETG of $2.3 million and $4.5 million, respectively. In addition, Hanover and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership, each party is responsible for its obligations as a co-owner. In addition, Hanover is the designated manager of the facility. As manager, Hanover received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.6 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.
Jon Brumley, a Director of the Company, is the Chairman of the Board of Encore Acquisition Company (“Encore”). During the six months ended June 30, 2007 and 2006, Hanover recorded revenue from sales to Encore of approximately $1.0 million and

$0.2 million, respectively. As of June 30, 2007 and December 31, 2006 we had receivables from Encore of approximately $0.3 million and $0.2 million, respectively.
8. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of June 30, 2007, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2007, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2007, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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
The following tables present sales and other financial information by industry segment for the three months ended June 30, 2007 and 2006.

					Production and
			Parts,	Compressor	Processing
			service and	and	Surface		Reportable
	U.S.	International	used	accessory	equipment		Segments
	rentals	rentals	equipment	fabrication	fabrication	Belleli	Total
	(in thousands)
June 30, 2007:
Revenue from external customers	$99,562	$69,645	$72,664	$139,508	$41,617	$80,978	$503,974
Gross profit	59,304	41,970	16,628	33,492	11,978	6,281	169,653

June 30, 2006:
Revenue from external customers	$93,073	$67,520	$55,737	$70,128	$47,079	$56,574	$390,111
Gross profit	56,344	43,829	10,676	11,646	8,532	5,918	136,945

	Three Months Ended
	June 30,
	2007	2006
	(in thousands)
Total revenue for reportable segments	$503,974	$390,111
Gain on sale of business and other income *	11,744	15,560

Total consolidated revenues and other income	$515,718	$405,671

*	Includes equity in income of non-consolidated affiliates and gain on sale of business and other income.
The following tables present sales and other financial information by industry segment for the six months ended June 30, 2007 and 2006.

					Production and
			Parts,	Compressor	Processing
			service and	and	Surface		Reportable
	U.S.	International	used	accessory	equipment		Segments
	rentals	rentals	equipment	fabrication	fabrication	Belleli	Total
	(in thousands)
June 30, 2007:
Revenue from external customers	$199,198	$136,936	$154,004	$218,216	$77,221	$178,612	$964,187
Gross profit	120,063	85,956	31,123	48,955	21,282	18,677	326,056

June 30, 2006:
Revenue from external customers	$184,716	$130,026	$105,008	$124,819	$84,589	$97,683	$726,841
Gross profit	109,896	85,003	18,885	19,644	14,416	9,690	257,534

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Total revenue for reportable segments	$964,187	$726,841
Gain on sale of business and other income *	24,759	51,627

Total consolidated revenues and other income	$988,946	$778,468

*	Includes equity in income of non-consolidated affiliates and gain on sale of business and other income.
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

11. SUBSEQUENT EVENT
Hanover announced in July 2007 that it commenced cash tender offers and consent solicitations for $550 million of its 8.625% Senior Notes due 2010, 7.5% Senior Notes due 2013, and 9.0% Senior Notes due 2014 (collectively, the “Notes”) on the terms and subject to the conditions set forth in the Company’s Offer to Purchase and Consent Solicitation Statement dated July 19, 2007. The tender offers will expire on August 17, 2007, unless extended or earlier terminated by Hanover. Hanover reserves the right to terminate, withdraw or amend the tender offers and consent solicitations at any time subject to applicable law. The tender offers are part of the refinancing plan of Hanover and Universal being implemented in anticipation of the closing of the proposed merger, which is currently expected to occur in the third quarter of 2007, if the conditions to the closing set forth in the Agreement and Plan of Merger have been satisfied. Hanover will incur early extinguishment charges that will be dependent upon the underlying treasury yield for each security in effect on the date of payment. Based on the treasury yields in effect at June 30, 2007, the charge assuming all Notes are tendered and consent solicitations received would have been approximately $43.3 million.
As part of the refinancing plan, Exterran Holdings, Inc., which will be the publicly traded holding company following the completion of the merger, has engaged Wachovia Capital Markets, LLC and J. P. Morgan Securities Inc. to arrange and syndicate a senior secured credit facility, consisting of a revolving credit facility and a term loan, and has engaged Wachovia to provide a new asset-backed securitization facility to Exterran. The primary purpose of these new facilities will be to fund the redemption or repurchase of substantially all of Hanover’s and Universal’s outstanding debt other than the Hanover’s convertible debt securities and the credit facility of Universal’s publicly traded subsidiary, Universal Compression Partners, L.P. The new facilities will replace Hanover’s and Universal’s existing bank lines and Universal’s existing asset-backed securitization facility. The closing of the new facilities is subject to, among other things, the receipt of sufficient commitments from participating lenders and the execution of mutually satisfactory documentation. At June 30, 2007, Hanover has deferred financing costs related to indebtedness that is expected to be refinanced of approximately $14.8 million which, upon consummation of the refinancing, the unamortized portion would be written off.
12. GUARANTOR SUBSIDIARY
Hanover’s obligations under its 8.625% Senior Notes due 2010, 7.5% Senior Notes due 2013 and 9% Senior Notes due 2014 are jointly and severally, fully and unconditionally guaranteed by HCLP. As a result of these guarantee arrangements, Hanover is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for Hanover’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Balance Sheet
June 30, 2007
(unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
ASSETS
Total current assets	$—	$498,010	$479,558	$(7,614)	$969,954

Property, plant and equipment, net	—	1,041,348	846,557	—	1,887,905
Investments in non-consolidated affiliates	—	—	99,449	—	99,449
Investments in affiliates	1,285,444	231,930	1,285,444	(2,802,818)	—
Intercompany receivables	780,373	438,734	701,872	(1,920,979)	—
Other assets	54,259	222,475	12,038	(53,636)	235,136

Total Long-term Assets	2,120,076	1,934,487	2,945,360	(4,777,433)	2,222,490

Total Assets	$2,120,076	$2,432,497	$3,424,918	$(4,785,047)	$3,192,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$202,478	$286,479	$250,109	$(7,818)	$731,248
Long-term debt	757,735	74,222	383,000	(74,000)	1,140,957
Intercompany payables	—	667,055	1,179,924	(1,846,979)	—
Other long-term liabilities	—	119,297	82,520	(53,432)	148,385

Total liabilities	960,213	1,147,053	1,895,553	(1,982,229)	2,020,590

Minority interest	—	—	11,991	—	11,991
Stockholders’ equity	1,159,863	1,285,444	1,517,374	(2,802,818)	1,159,863

Total Liabilities and Stockholders’ Equity	$2,120,076	$2,432,497	$3,424,918	$(4,785,047)	$3,192,444

Condensed Consolidating Balance Sheet December 31, 2006

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
ASSETS
Total current assets	$—	$443,759	$444,561	$(7,657)	$880,663

Property, plant and equipment, net	—	1,027,123	836,329	—	1,863,452
Investments in non-consolidated affiliates	—	—	89,974	—	89,974
Investments in affiliates	1,227,369	216,536	1,227,369	(2,671,274)	—
Intercompany receivables	725,804	378,344	698,891	(1,803,039)	—
Other assets	53,649	220,921	12,038	(49,808)	236,800

Total Long-term Assets	2,006,822	1,842,924	2,864,601	(4,524,121)	2,190,226

Total Assets	$2,006,822	$2,286,683	$3,309,162	$(4,531,778)	$3,070,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$10,719	$270,413	$280,769	$(7,803)	$554,098
Long-term debt	981,821	20,222	383,000	(20,000)	1,365,043
Intercompany payables	—	666,250	1,116,789	(1,783,039)	—
Other long-term liabilities	—	102,429	72,708	(49,662)	125,475

Total liabilities	992,540	1,059,314	1,853,266	(1,860,504)	2,044,616

Minority interest	—	—	11,991	—	11,991
Stockholders’ equity	1,014,282	1,227,369	1,443,905	(2,671,274)	1,014,282

Total Liabilities and Stockholders’ Equity	$2,006,822	$2,286,683	$3,309,162	$(4,531,778)	$3,070,889

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007
(unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
Revenues	$—	$327,408	$176,566	$—	$503,974
Equity in income of non-consolidating affiliates	—	—	6,279	—	6,279
Gain on sale of business and other income	—	(425)	5,890	—	5,465

Revenues and other income	—	326,983	188,735	—	515,718
Costs and expenses	233	265,836	177,264	—	443,333
Other (income) expense:
Interest expense, net	16,413	1,580	8,782	—	26,775
Intercompany charges, net	(14,224)	25,828	(11,604)	—	—
Equity in (income) loss of affiliates	(25,717)	(6,570)	(25,717)	58,004	—
Other, net	—	4,400	(1,016)	—	3,384

Income from continuing operations before income taxes	23,295	35,909	41,026	(58,004)	42,226
Provision for (benefit from) income taxes	(2,769)	10,192	8,739	—	16,162

Net income	$26,064	$25,717	$32,287	$(58,004)	$26,064

Condensed Consolidating Statement of Operations Three Months Ended June 30, 2006 (unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
Revenues	$—	$256,718	$133,393	$—	$390,111
Equity in income of non-consolidating affiliates	—	—	5,230	—	5,230
Gain on sale of business and other income	—	895	9,435	—	10,330

Revenues and other income	—	257,613	148,058	—	405,671
Costs and expenses	233	217,570	128,223	—	346,026
Other (income) expense:
Interest expense, net	18,111	2,383	8,793	—	29,287
Intercompany charges, net	(14,227)	22,698	(8,471)	—	—
Equity in (income) loss of affiliates	(29,237)	(15,974)	(29,237)	74,448	—
Other, net	—	317	(1,349)	—	(1,032)

Income from continuing operations before income taxes and minority interest	25,120	30,619	50,099	(74,448)	31,390
Provision for (benefit from) income taxes	3,416	1,398	4,732	—	9,546

Income from continuing operations before minority interest	21,704	29,221	45,367	(74,448)	21,844
Minority interest	—	—	(93)	—	(93)

Income from continuing operations	21,704	29,221	45,274	(74,448)	21,751
Income (loss) from discontinued operations	—	16	(63)	—	(47)

Net income	$21,704	$29,237	$45,211	$(74,448)	$21,704

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007
(unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
Revenues	$—	$602,838	$361,349	$—	$964,187
Equity in income of non-consolidating affiliates	—	—	11,962	—	11,962
Gain on sale of business and other income	—	(657)	13,454	—	12,797

Revenues and other income	—	602,181	386,765	—	988,946
Costs and expenses	466	493,135	356,232	—	849,833
Other (income) expense:
Interest expense, net	33,231	2,835	17,574	—	53,640
Intercompany charges, net	(28,204)	52,464	(24,260)	—	—
Equity in (income) loss of affiliates	(53,130)	(25,634)	(53,130)	131,894	—
Other, net	—	4,546	(1,146)	—	3,400

Income from continuing operations before income taxes	47,637	74,835	91,495	(131,894)	82,073
Provision for (benefit from) income taxes	(3,829)	21,705	12,731	—	30,607

Net income	$51,466	$53,130	$78,764	$(131,894)	$51,466

Condensed Consolidating Statement of Operations Six Months Ended June 30, 2006 (unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
Revenues	$—	$483,908	$242,933	$—	$726,841
Equity in income of non-consolidating affiliates	—	—	11,078	—	11,078
Gain on sale of business and other income	—	30,146	10,403	—	40,549

Revenues and other income	—	514,054	264,414	—	778,468
Costs and expenses	466	417,560	234,164	—	652,190
Other (income) expense:
Interest expense, net	39,573	3,793	17,561	—	60,927
Debt extinguishment costs	—	5,902	—	—	5,902
Intercompany charges, net	(31,806)	47,178	(15,372)	—	—
Equity in (income) loss of affiliates	(51,564)	(16,774)	(51,564)	119,902	—
Other, net	—	(349)	(2,180)	—	(2,529)

Income from continuing operations before income taxes and minority interest	43,331	56,744	81,805	(119,902)	61,978
Provision for (benefit from) income taxes	(792)	5,553	13,232	—	17,993

Income from continuing operations before minority interest	44,123	51,191	68,573	(119,902)	43,985
Minority interest	—	—	(93)	—	(93)

Income from continuing operations	44,123	51,191	68,480	(119,902)	43,892
Income (loss) from discontinued operations	—	3	(142)	—	(139)
Cumulative effect of accounting change	—	370	—	—	370

Net income	$44,123	$51,564	$68,338	$(119,902)	$44,123

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
(Unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(4,996)	$78,629	$(30,806)	$—	$42,827

Cash flows from investing activities:
Capital expenditures	—	(90,861)	(51,336)	—	(142,197)
Proceeds from sale of property, plant and equipment	—	20,179	1,044	—	21,223
Cash invested in non-consolidated affiliates	—		(3,095)	—	(3,095)

Net cash used in investing activities	—	(70,682)	(53,387)	—	(124,069)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facilities, net	—	54,000	—	—	54,000
Proceeds from stock options exercised	5,813	—	—	—	5,813
Stock-based compensation excess tax benefit	—	1,576	—	—	1,576
Capital contribution (distribution), net	(817)	817	—	—	—
Borrowings (repayments) between subsidiaries, net	—	(76,070)	76,070	—	—
Borrowings (repayments) on other debt, net	—	1,244	(1,859)	—	(615)

Net cash provided by financing activities	4,996	(18,433)	74,211	—	60,774

Effect of exchange rate changes on in cash and cash equivalents	—	—	966	—	966
Net decrease in cash and cash equivalents	—	(10,486)	(9,016)	—	(19,502)
Cash and cash equivalents at beginning of year	—	13,353	59,933	—	73,286

Cash and cash equivalents at end of year	$—	$2,867	$50,917	$—	$53,784

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006
(Unaudited)

		Guarantor	Other
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidation
			(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(7,707)	$(20,696)	$53,138	$—	$24,735
Net cash used in discontinued operations	—	(139)	—	—	(139)

Net cash provided by (used in) operating activities	(7,707)	(20,835)	53,138	—	24,596

Cash flows from investing activities:
Capital expenditures	—	(66,114)	(53,175)	—	(119,289)
Proceeds from sale of property, plant and equipment	—	11,127	8,494	—	19,621
Proceeds from sale of business	—	51,500	625	—	52,125

Net cash used in investing activities	—	(3,487)	(44,056)	—	(47,543)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facilities, net	—	22,000	—	—	22,000
Proceeds from issuance of senior notes	150,000	—	—	—	150,000
Repayment of zero coupon subordinated notes principal	(150,000)	—	—	—	(150,000)
Capital contribution (distribution), net	3,873	(3,873)	—	—	—
Proceeds from stock options exercised	3,834	—	—	—	3,834
Borrowings (repayments) between subsidiaries, net	—	4,896	(4,896)	—	—
Payments for debt issue costs	—	(3,832)	—	—	(3,832)
Borrowings (repayments) on other debt, net	—	7,210	316	—	7,526

Net cash provided by (used in) financing activities	7,707	26,401	(4,580)	—	29,528

Effect of exchange rate changes on in cash and cash equivalents	—	—	623	—	623
Net increase in cash and cash equivalents	—	2,079	5,125	—	7,204
Cash and cash equivalents at beginning of year	—	10,724	37,509	—	48,233

Cash and cash equivalents at end of year	$—	$12,803	$42,634	$—	$55,437

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
Proposed Merger
As discussed in Note 1 to the Consolidated Financial Statements, “Basis of Presentation – Proposed Merger,” on February 5, 2007, Hanover and Universal Compression Holdings, Inc. (“Universal”) announced they entered into a definitive merger agreement. The merger agreement has been unanimously approved by both companies’ Boards of Directors and we remain optimistic that the merger will proceed and expect a closing during the third quarter of 2007. Completion of the merger is subject to certain conditions that are set forth in the merger agreement, including the approval of shareholders of both companies. Each of Hanover and Universal is holding its annual meeting of stockholders on August 16, 2007 to, among other things, adopt the merger agreement. For more information regarding the proposed merger and the terms of the merger agreement, please see Note 1 to the Consolidated Financial Statements.
OVERVIEW
Our revenue and other income for the second quarter 2007 was $515.7 million compared to second quarter 2006 revenue and other income of $405.7 million. Net income for the second quarter 2007 was $26.1 million, or $0.23 per diluted share, compared with a net income of $21.7 million, or $0.21 per diluted share, in the second quarter 2006. Revenues and other income and net income has increased in the three months ended June 30, 2007 due to improved market conditions and our focus on improving sales and margins. In addition, results for the three months ended June 30, 2006 benefited from a $8.0 million pre-tax gain on the sale of our fabrication facilities in Canada.
Our revenue and other income for the six months ended June 30, 2007 was $988.9 million compared to revenue and other income of $778.5 million for the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $51.5 million, or $0.46 per diluted share, compared with a net income of $44.1 million, or $0.43 per share, for the six months ended June 30, 2006. Revenues and other income and net income has increased in the six months ended June 30, 2007 due to improved market conditions and our focus on improving sales and margins. In addition, results for the six months ended June 30, 2006 benefited from a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business, an $8.0 million pre-tax gain on the sale of our fabrication facilities in Canada and were decreased by $5.9 million in debt extinguishment costs.
Total compression horsepower at June 30, 2007 was approximately 3,343,000, consisting of approximately 2,419,000 horsepower in the United States and approximately 924,000 horsepower internationally.

At June 30, 2007, Hanover’s total third-party fabrication backlog was approximately $1,030.6 million compared to approximately $807.6 million at December 31, 2006 and $714.5 million at June 30, 2006. The compressor and accessory fabrication backlog was approximately $299.0 million at June 30, 2007, compared to approximately $325.1 million at December 31, 2006 and $193.0 million at June 30, 2006. The backlog for production and processing equipment fabrication was approximately $731.6 million at June 30, 2007, compared to approximately $482.5 million at December 31, 2006 and $521.5 million at June 30, 2006.
Industry Conditions
The North American rig count decreased by 4% to 1,981 at June 30, 2007 from 2,073 at June 30, 2006, and the twelve-month rolling average North American rig count increased by 6% to 2,133 at June 30, 2007 from 2,019 at June 30, 2006. The twelve-month rolling average U.S. wellhead natural gas price decreased to $6.31 per Mcf at June 30, 2007 from $7.95 per Mcf at June 30, 2006. Recently, we have not experienced significant growth in U.S. rentals of contracted equipment, which we believe is primarily the result of (1) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers, and (2) increases in purchases of compression equipment by oil and gas companies that have available capital. However, improved market conditions have led to improved pricing and demand for higher horsepower compression equipment in the U.S. market.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
Summary of Business Line Results
U.S. Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$99,562	$93,073	7%
Operating expense	40,258	36,729	10%

Gross profit	$59,304	$56,344	5%
Gross margin	60%	61%	(1)%
U.S. rental revenue and gross profit increased during the three months ended June 30, 2007, compared to the three months ended June 30, 2006, due primarily to an improvement in market conditions for higher horsepower units that has led to an improvement in pricing. Gross margin decreased slightly in the current quarter as compared to the same period last year due to higher repair and maintenance expenses.
International Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$69,645	$67,520	3%
Operating expense	27,675	23,691	17%

Gross profit	$41,970	$43,829	(4)%
Gross margin	60%	65%	(5)%
During the three months ended June 30, 2007, international rental revenue increased, compared to the three months ended June 30, 2006, primarily due to increased rental activity in Brazil and Mexico. Gross margin and gross profit decreased primarily due to higher repair and maintenance costs in Argentina and Venezuela, as well as lower revenues in Nigeria in the second quarter of 2007. Revenue related to our Nigerian Cawthorne Channel Project was not recognized during the three months ended June 30, 2007 since the project was not on-line, however, we recorded expenses of $0.8 million related to maintaining the project. The three months ended June 30, 2006 included $3.9 million in revenue and $1.6 million in costs related to the project (see further discussion in Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q).

Parts, Service and Used Equipment
(in thousands)

	Three months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$72,664	$55,737	30%
Operating expense	56,036	45,061	24%

Gross profit	$16,628	$10,676	56%
Gross margin	23%	19%	4%
Parts, service and used equipment revenue, gross profit and gross margin for the three months ended June 30, 2007 were higher than the three months ended June 30, 2006, primarily due to an increase in parts and service revenues in both the U.S. and internationally as well as higher used rental equipment sales during the quarter ended June 30, 2007.
Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment sales and installation revenues. For the three months ended June 30, 2007, parts and service revenue was $49.8 million with a gross margin of 27%, compared to $41.9 million and 21%, respectively, for the three months ended June 30, 2006. Installations revenue and used rental equipment sales for the three months ended June 30, 2007 was $22.8 million with a gross margin of 14%, compared to $13.8 million with a 14% gross margin for the three months ended June 30, 2006. Our installation revenue and used rental equipment sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and timing of the start-up of new projects by customers.
Compressor and Accessory Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$139,508	$70,128	99%
Operating expense	106,016	58,482	81%

Gross profit	$33,492	$11,646	188%
Gross margin	24%	17%	7%
For the three months ended June 30, 2007, compressor and accessory fabrication revenue, gross profit and gross margin increased primarily due to improved market conditions that led to higher sales levels, better pricing and an improvement in operating efficiencies. As of June 30, 2007, we had compression fabrication backlog of $299.0 million compared to $193.0 million at June 30, 2006.
Production and Processing Equipment Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$122,595	$103,653	18%
Operating expense	104,336	89,203	17%

Gross profit	$18,259	$14,450	26%
Gross margin	15%	14%	1%
Production and processing equipment fabrication revenue, gross profit and gross margin for the three months ended June 30, 2007 increased over the three months ended June 30, 2006, primarily due to an improvement in market conditions that led to an increase in awarded sales, improved pricing and an improvement in operating efficiencies. During the quarter ended June 30, 2007, Belleli’s revenue increased $24.4 million to $81.0 million and gross profit increased $0.4 million to $6.3 million compared to the quarter ended

June 30, 2006. Belleli’s gross profit was negatively impacted during the three months ended June 30, 2007 by approximately $6.7 million of re-work costs on one of its projects.
As of June 30, 2007, we had a production and processing equipment fabrication backlog of $731.6 million compared to $521.5 million at June 30, 2006, including Belleli’s backlog of $569.4 million and $454.2 million at June 30, 2007 and 2006, respectively.
Gain on sale of business and other income
Gain on sale of business and other income for the three months ended June 30, 2007 decreased to $5.5 million, compared to $10.3 million for the three months ended June 30, 2006. The decrease was primarily due to an $8.0 million pre-tax gain on the sale of assets previously used in our fabrication facility in Canada that occurred during the second quarter of 2006.
Expenses
Selling, general, and administrative expense (“SG&A”) for the three months ended June 30, 2007 was $56.2 million, compared to $49.8 million during the three months ended June 30, 2006. The increase in SG&A expense is primarily due to increased incentive compensation expenses and costs associated with the increase in business activity. As a percentage of revenue and other income, SG&A for the three months ended June 30, 2007 was 11%, compared to 12% for the three months ended June 30, 2006.
Merger expenses related to our proposed merger with Universal were $3.1 million during the three months ended June 30, 2007. Our Board of Directors adopted a retention bonus plan of up to $10 million which provides for awards to certain key employees if such individuals remain employed by Hanover or its successor through March 31, 2008, or are terminated without cause prior to such date. $8.9 million of retention awards were granted under this plan in the first six months of 2007 and will be expensed evenly over the vesting period through March 31, 2008.
Depreciation and amortization expense for the three months ended June 30, 2007 increased to $52.8 million, compared to $43.1 million for the three months ended June 30, 2006. Depreciation and amortization increased during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily due to property, plant and equipment additions since June 30, 2006 and increased amortization of installation costs for projects that have come on-line since June 30, 2006.
The decrease in our interest expense during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, was primarily due to debt repayments since June 30, 2006.
Foreign currency translation for the three months ended June 30, 2007 and 2006 was a loss of $0.3 million and a gain of $2.2 million, respectively. The decrease in foreign exchange gain is primarily due to the exchange rate between the Euro and U.S. Dollar remaining relatively flat during the three months ended June 30, 2007, while the Euro strengthened against the U.S. Dollar in the three months ended June 30, 2006.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Canada	$280	$(927)
Argentina	(52)	(845)
Venezuela	14	295
Italy	(245)	3,136
All other countries	(316)	577

Exchange gain (loss)	$(319)	$2,236

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.

Income Taxes
The provision for income taxes increased $6.6 million, to $16.2 million for the three months ended June 30, 2007 from $9.5 million for the three months ended June 30, 2006. Our effective income tax rates during the three months ended June 30, 2007 and 2006 were 38% and 30%, respectively. During the three months ended June 30, 2006, we recorded pre-tax income in the U.S. and realized the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against which lowered our effective tax rate. During the three months ended June 30, 2007, the lack of need for a valuation allowance against current year U.S. deferred tax assets, partially offset by pre-tax income growth in low-tax rate jurisdictions, has caused a net increase in our effective tax rate compared to the same period in 2006. Our tax provision for the three months ended June 30, 2006 also included approximately $2.7 million in deferred tax expense related to the enactment of the Texas Margins tax.
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
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
Summary of Business Line Results
U.S. Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$199,198	$184,716	8%
Operating expense	79,135	74,820	6%

Gross profit	$120,063	$109,896	9%
Gross margin	60%	59%	1%
U.S. rental revenue, gross profit and gross margin increased during the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due primarily to an improvement in market conditions for higher horsepower units that has led to an improvement in pricing.
International Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$136,936	$130,026	5%
Operating expense	50,980	45,023	13%

Gross profit	$85,956	$85,003	1%
Gross margin	63%	65%	(2)%
During the six months ended June 30, 2007, international rental revenue increased compared to the six months ended June 30, 2006, primarily due to increased rental activity in Brazil. Gross margin decreased primarily due to higher repair and maintenance costs in Argentina and Venezuela as well as lower revenues and margins in Nigeria during the six months ended June 30, 2007. Revenue related to our Nigerian Cawthorne Channel Project was not recognized during the six months ended June 30, 2007 since the project was not on-line, however, we recorded expenses of $1.8 million related to maintaining the project. The six months ended June 30, 2006 included $7.3 million in revenue and $2.8 million in costs related to the project (see further discussion in Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q).

Parts, Service and Used Equipment
(in thousands)

	Six months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$154,004	$105,008	47%
Operating expense	122,881	86,123	43%

Gross profit	$31,123	$18,885	65%
Gross margin	20%	18%	2%
Parts, service and used equipment revenue and gross profit for the six months ended June 30, 2007 were higher than the six months ended June 30, 2006 due to higher parts and service revenue, higher installation revenues and higher used rental equipment sales during the six months ended June 30, 2007. Gross margin was higher during the six months ended June 30, 2007 due to an increase in installation revenues at higher margins and increased margins on international parts and service revenues.
Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment sales and installation revenues. For the six months ended June 30, 2007, parts and service revenue was $97.1 million with a gross margin of 26%, compared to $84.8 million and 23%, respectively, for the six months ended June 30, 2006. Installations revenue and used rental equipment sales for the six months ended June 30, 2007 was $56.9 million with a gross margin of 11%, compared to $20.2 million with a (4)% gross margin for the six months ended June 30, 2006. Used rental equipment and installation sales for the six months ended June 30, 2006 was negatively impacted by approximately $3.0 million of cost overruns on installation jobs. Our installation revenue and used rental equipment sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and timing of the start-up of new projects by customers.
Compressor and Accessory Fabrication
(in thousands)

	Six months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$218,216	$124,819	75%
Operating expense	169,261	105,175	61%

Gross profit	$48,955	$19,644	149%
Gross margin	22%	16%	6%
For the six months ended June 30, 2007, compressor and accessory fabrication revenue, gross profit and gross margin increased primarily due to improved market conditions that led to higher sales levels, better pricing and an improvement in operating efficiencies. As of June 30, 2007, we had compression fabrication backlog of $299.0 million compared to $193.0 million at June 30, 2006.
Production and Processing Equipment Fabrication
(in thousands)

	Six months ended
	June 30,		Increase
	2007	2006	(Decrease)
Revenue	$255,833	$182,272	40%
Operating expense	215,874	158,166	36%

Gross profit	$39,959	$24,106	66%
Gross margin	16%	13%	3%
Production and processing equipment fabrication revenue, gross profit and gross margin for the six months ended June 30, 2007 increased over the six months ended June 30, 2006, primarily due to an increase in revenue and improved operating results at Belleli. Belleli’s revenue and gross profit increased for the six months ended June 30, 2007 compared to the same period in 2006 due to improved market conditions. During the six months ended June 30, 2007, Belleli’s revenue increased $80.9 million to $178.6 million and gross profit increased $9.0 million to $18.7 million compared to the six months ended June 30, 2006. Belleli’s gross profit was negatively impacted during the six months ended June 30, 2007 by approximately $6.7 million of re-work costs on one of its projects.
As of June 30, 2007, we had a production and processing equipment fabrication backlog of $731.6 million compared to $521.5 million at June 30, 2006, including Belleli’s backlog of $569.4 million and $454.2 million at June 30, 2007 and 2006, respectively.
Gain on sale of business and other income
Gain on sale of business and other income for the six months ended June 30, 2007 decreased to $12.8 million, compared to $40.5 million for the six months ended June 30, 2006. The decrease was primarily due to a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006 and an $8.0 million pre-tax gain on the sale of assets previously used in our fabrication facility in Canada that occurred during the second quarter of 2006.
Expenses
SG&A for the six months ended June 30, 2007 was $108.0 million, compared to $97.8 million in the six months ended June 30, 2006. The increase in SG&A expense is primarily due to increased incentive compensation expenses and costs associated with the increase in business activity. As a percentage of revenue and other income, SG&A for the six months ended June 30, 2007 was 11%, compared to 13% for the six months ended June 30, 2006.
Merger expenses related to our proposed merger with Universal were $3.4 million during the six months ended June 30, 2007. Our Board of Directors adopted a retention bonus plan of up to $10 million which provides for awards to certain key employees if such individuals remain employed by Hanover or its successor through March 31, 2008, or are terminated without cause prior to such date. $8.9 million of retention awards were granted under this plan in the first six months of 2007 and will be expensed evenly over the vesting period through March 31, 2008.
Depreciation and amortization expense for the six months ended June 30, 2007 increased to $103.7 million, compared to $85.0 million for the six months ended June 30, 2006. Depreciation and amortization increased during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily due to property, plant and equipment additions since June 30, 2006 and increased amortization of installation costs for projects that have come on-line since June 30, 2006.
The decrease in our interest expense during the six months ended June 30, 2007 compared to the three months ended June 30, 2006, was primarily due to debt repayments since June 30, 2006 and a decrease in our overall effective interest rate on outstanding debt to 7.8% from 8.1% during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Foreign currency translation for the six months ended June 30, 2007 and 2006 was a loss of $0.0 million and a gain of $3.7 million, respectively. The decrease in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar by a greater percentage in the six months ended June 30, 2006 as compared to the six months ended June 30, 2007.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Canada	$14	$(1,017)
Argentina	(29)	(948)
Venezuela	(14)	576
Italy	389	4,254
All other countries	(371)	868

Exchange gain/(loss)	$(11)	$3,733

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.

Debt extinguishment costs during the six months ended June 30, 2006 of $5.9 million relate to the call premium to repay our 11% Zero Coupon Subordinated Notes due March 31, 2007.
Income Taxes
The provision for income taxes increased $12.6 million, to $30.6 million for the six months ended June 30, 2007 from $18.0 million for the six months ended June 30, 2006. Our effective income tax rates during the six months ended June 30, 2007 and 2006 were 37% and 29%, respectively. During the six months ended June 30, 2006, we recorded pre-tax income in the U.S. and therefore were able to realize the benefit from net operating loss carryforwards and capital loss carryforwards that previously we had provided a valuation allowance against. During the six months ended June 30, 2007, the lack of need for a valuation allowance against current year U.S. deferred tax assets, partially offset by pre-tax income growth in low-tax rate jurisdictions, has caused a net increase in our effective tax rate compared to the same period in 2006. Our tax provision for the six months ended June 30, 2006 also included approximately $2.7 million in deferred tax expense related to the enactment of the Texas Margins tax.
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
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $53.8 million at June 30, 2007 compared to $73.3 million at December 31, 2006. Working capital decreased to $238.7 million at June 30, 2007 from $326.6 million at December 31, 2006. The decrease in working capital was primarily attributable to an increase in current maturities of long-term debt (discussed below) partially offset by an increase in accounts receivable and a decrease in advanced billings.
Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the table below (dollars in thousands):

	Six Months Ended
	June 30,
	2007	2006
Net cash provided by (used in) continuing operations:
Operating activities	$42,827	$24,735
Investing activities	(124,069)	(47,543)
Financing activities	60,774	29,528
Effect of exchange rate changes on cash and cash equivalents	966	623
Net cash used in discontinued operations	—	(139)

Net change in cash and cash equivalents	$(19,502)	$7,204

The increase in cash provided by operating activities for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, was primarily due to the payment during the six months ended June 30, 2006 of $86.1 million of interest that had accreted from August 31, 2001 to March 31, 2006 on our 11% Zero Coupon Subordinated Notes, which were redeemed in the first quarter of 2006. 2007 cash flows were impacted by the use of cash flow from operations to fund working capital used primarily for the growth in our fabrication business.
The increase in cash used in investing activities during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily attributable to higher capital expenditures during the six months ended June 30, 2007 and proceeds received from the sales of our amine treating business in the first quarter of 2006 and our Canadian fabrication assets in the second quarter of 2006.
The increase in cash provided by financing activities was primarily due to increased borrowings on our bank credit facility related to funding operating activities.
We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $325 million to $375 million on net capital expenditures during 2007 including (1) rental equipment fleet additions and (2) approximately $70 million to $80 million on equipment maintenance capital. Projected maintenance capital for 2007 includes the current year cost of our program to refurbish a minimum of 200,000 horsepower of idle U.S. compression equipment. In addition, primarily due to the increases in our fabrication business our purchase order commitments increased to approximately $479 million at June 30, 2007 compared to approximately $385 million at December 31, 2006. Other than the increase in purchase commitments, subsequent to December 31, 2006, there have been no other significant changes to our obligations to make future payments under existing contracts.
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
Our 4.75% Convertible Senior Notes with an aggregate principal amount of $192 million are due on March 15, 2008 and therefore are classified as current maturities of long-term debt on our condensed consolidated balance sheet as of June 30, 2007. We are currently evaluating our options regarding payment of these notes and currently expect to refinance the notes.
The proposed merger with Universal will constitute a change of control under our 2001A and 2001B equipment lease notes. Taken together, there was an aggregate of $383.0 million of these equipment lease notes and $11.9 million in related minority interest obligations outstanding as of June 30, 2007. Upon the change of control, the equipment trusts (with funds supplied by us) must make an offer to the noteholders to purchase the notes at 101% of the outstanding principal amount of the notes and related minority interest obligations plus accrued interest to the purchase date unless the obligations of the equipment trusts have been earlier satisfied and discharged. The proposed merger will not constitute a change of control under the provisions of any of our other debt obligations.
The completion of the proposed merger will result in the acceleration of vesting of certain long-term incentive awards held by employees, including executive officers. At June 30, 2007, there was approximately $17.5 million of unrecognized compensation expense related to long-term incentive awards subject to acceleration of vesting upon completion of the proposed merger. Additionally, if executives with change of control agreements are terminated or if the executive resigns for good reason, they will be entitled to change of control payments based on their contract agreement.
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
As of June 30, 2007, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2007 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
As of June 30, 2007, we had $74.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facility bore interest at a weighted average rate of 6.7% and 6.9% at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, we also had approximately $233.8 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (1) $50 million in unsecured indebtedness, (2) $100 million of indebtedness of international subsidiaries and (3) $35 million of secured purchase money indebtedness. Additional borrowings of up to $142.2 million were available under that facility as of June 30, 2007.
Hanover announced in July 2007 that it commenced cash tender offers and consent solicitations for $550 million of its 8.625% Senior Notes due 2010, 7.5% Senior Notes due 2013, and 9.0% Senior Notes due 2014 (collectively, the “Notes”) on the terms and subject to the conditions set forth in the Company’s Offer to Purchase and Consent Solicitation Statement dated July 19, 2007. The tender offers will expire on August 17, 2007, unless extended or earlier terminated by Hanover. Hanover reserves the right to terminate, withdraw or amend the tender offers and consent solicitations at any time subject to applicable law. The tender offers are part of the refinancing plan of Hanover and Universal being implemented in anticipation of the closing of the proposed merger, which is currently expected to occur in the third quarter of 2007, if the conditions to the closing set forth in the Agreement and Plan of Merger have been satisfied. Hanover will incur early extinguishment charges that will be dependent upon the underlying treasury yield for each security in effect on the date of payment. Based on the treasury yields in effect at June 30, 2007, the charge assuming all Notes are tendered and consent solicitations received would have been approximately $43.3 million.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 permit us at a minimum, (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility (which is $50 million less than the full capacity under that facility), plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or our “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, our 8.625% Senior Notes due 2010, our 7.5% Senior Notes due 2013 and our 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2007, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow us to incur a certain amount of additional indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.
As of June 30, 2007, our credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s
Outlook	Positive	Positive
Senior implied rating	B1	BB-
Liquidity rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	Ba3, LGD3	B+
2001B equipment lease notes, interest at 8.75%, due September 2011	Ba3, LGD3	B+
4.75% convertible senior notes due 2008	B3, LGD5	B
4.75% convertible senior notes due 2014	B3, LGD5	B
8.625% senior notes due 2010	B2, LFD4	B
9.0% senior notes due 2014	B2, LFD4	B
7.5% senior notes due 2013	B2, LFD4	B
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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2007 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	June 30, 2007
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(5,125)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,890)
As of June 30, 2007, a total of approximately $2.7 million in accrued liabilities, $7.3 million in long-term liabilities and a $10.0 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of June 30, 2007, we estimated that the effective rate for the six-month period ending in December 2007 would be approximately 10.0%.
The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such financial institutions’ non-performance, if it occurred, could have a material adverse effect on us.

International Operations: Foreign currency translation for the six month ended June 30, 2007 was a loss of $0.0 million, compared to a gain of $3.7 million for the six months ended June 30, 2006. The decrease in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar by a greater percentage for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Canada	$14	$(1,017)
Argentina	(29)	(948)
Venezuela	(14)	576
Italy	389	4,254
All other countries	(371)	868

Exchange gain/(loss)	$(11)	$3,733

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
During 2006, the area in Nigeria where the Cawthorne Channel Project is located experienced unrest and violence and gas delivery from Shell to the Cawthorne Channel Project was stopped from June 2006 to June 2007. As a result, the Cawthorne Channel Project did not operate from early June 2006 to June 2007. In July 2007, we received some gas from Shell and we have begun processing the gas received.
During the six months ended June 30, 2007, we did not recognize any revenues related to the Cawthorne Channel Project and we received approximately $1.3 million in payments. Even though we believe we are entitled to rents from Global and have accordingly invoiced Global for rents, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project’s operations will be fully operational and Global’s dependence on gas production by the Cawthorne Channel Project to pay its rents to us. Therefore, we billed but did not recognize revenue of approximately $8.4 million related to the Cawthorne Channel Project during the six months ended June 30, 2007. When the Cawthorne Channel Project is on-line, we will determine whether or not and how much revenue to recognize for the period it is on-line. Based on current long-term expectations of future run-time, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.
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
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. At June 30, 2007, we had net assets of approximately $68 million related to projects in Nigeria, a majority of which is related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of June 30, 2007, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2007, the yield rates on the outstanding equity certificates ranged from 13.3% to 13.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2007, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6:
(a) Exhibits
2.1	Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on June 25, 2007)

10.1	Hanover Compressor Company Merger Severance Benefits Plan*

10.2	Form of Award Notice Time Vested Restricted Stock (incorporated by reference to the Current Report on Form 8-K filed on May 14, 2007)

10.3	Form of Award Notice Time Vested Restricted Stock Units (stock settled) (incorporated by reference to the Current Report on Form 8-K filed on May 14, 2007)

10.4	Schedule of Compensation for Non-Employee Directors (incorporated by reference to the Current Report on Form 8-K filed on May 14, 2007)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HANOVER COMPRESSOR COMPANY
Date: August 1, 2007

By:	/s/ JOHN E. JACKSON John E. Jackson
President and Chief Executive Officer

Date:	August 1, 2007

By:	/s/ LEE E. BECKELMAN

Lee E. Beckelman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
2.1	Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on June 25, 2007)

10.1	Hanover Compressor Company Merger Severance Benefits Plan*

10.2	Form of Award Notice Time Vested Restricted Stock (incorporated by reference to the Current Report on Form 8-K filed on May 14, 2007)

10.3	Form of Award Notice Time Vested Restricted Stock Units (stock settled) (incorporated by reference to the Current Report on Form 8-K filed on May 14, 2007)

10.4	Schedule of Compensation for Non-Employee Directors (incorporated by reference to the Current Report on Form 8-K filed on May 14, 2007)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.